Form 10-K
period 1993-12-31
FIGGIE INTERNATIONAL INC /DE/
filed 1994-04-15
CIK 720032

              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549
                           FORM 10-K
         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  12/31/93
Commission file number 1-8591
                   FIGGIE INTERNATIONAL INC.
    (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE                                    52-1297376
(STATE OR OTHER JURISDICTION OF       (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)        IDENTIFICATION NO.)

  4420 SHERWIN ROAD, WILLOUGHBY, OHIO                44094
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)         (ZIP CODE)






Registrant's telephone number, including area code  (216) 953-2700






Securities registered pursuant to Section 12(b) of the Act:
                                       NAME OF EACH EXCHANGE ON
TITLE OF EACH CLASS                              WHICH REGISTERED
10-3/8% Subordinated Debentures   Pacific Stock Exchange Inc.

Securities registered pursuant to Section 12(G) of the Act:

  Class A Common Stock, Par Value $.10 Per Share
                       (TITLE OF CLASS)
  Class B Common Stock, Par Value $.10 Per Share
                       (TITLE OF CLASS)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO
SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.       YES  X       NO

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY
AMENDMENT TO THIS FORM 10-K. [   ]

STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT. (THE AGGREGATE MARKET VALUE SHALL BE COMPUTED BY REFERENCE TO THE PRICE AT WHICH THE STOCK WAS SOLD, OR THE AVERAGE BID AND ASKED PRICES OF SUCH STOCK, AS OF A SPECIFIED DATE WITHIN 60 DAYS PRIOR TO






THE DATE OF FILING.)
          At 4/8/94          $126,312,104

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S
CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.
                                                Outstanding  4/8/94
 Class A Common Stock, Par Value $.10 Per Share        13,673,595






 Class B Common Stock, Par Value $.10 Per Share         4,944,645

DOCUMENTS INCORPORATED BY REFERENCE: LIST THE FOLLOWING DOCUMENTS IF INCORPORATED BY REFERENCE AND THE PART OF THE FORM 10-K INTO WHICH THE DOCUMENT IS INCORPORATED: (1) ANY ANNUAL REPORT TO SECURITY HOLDERS; (2) ANY PROXY OR INFORMATION STATEMENT; AND (3) ANY PROSPECTUS FILED PURSUANT TO RULE 424 (b) OR (c) UNDER THE SECURITIES ACT OF 1933. (THE LISTED DOCUMENTS SHOULD BE CLEARLY DESCRIBED FOR IDENTIFICATION PURPOSES.)

Proxy Statement Re:1994 Annual Stockholders' Meeting (See Part III)
Certain documents incorporated from prior filings    (See Part IV)

Except as otherwise stated, the information contained in this Annual Report is as of December 31, 1993.


                            PART I

Item 1.  Business

    During the 1993 fiscal year, there have been no material changes in the manner in which the Registrant conducts its business operations. As used herein, the "Company" or the "Registrant" means, unless the context otherwise requires, Figgie International Inc., a Delaware corporation, its predecessors and its subsidiaries and divisions.

    The Company's operations can be grouped into five segments: (l) consumer products, (2) fire protection, safety, and security products, (3) machinery and allied products, (4) technical products and (5) services. The Company's business is generally managed at the operating division and subsidiary level. Centralized financial and budget controls and certain other staff functions are performed at the corporate offices of the Company. The Company has decided to dispose of various operations. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations."







Consumer Products
Division                        Products and Services
Fred Perry Sportswear Ltd.      licensor of Fred Perry* tennis and
                                other products and casual clothing

Fred Perry Sportswear (U. K.) Ltd.tennis clothing and sports and leisurewear

Interstate Engineering          vacuum cleaners and single station
                                heat detectors

Rawlings Sporting Goods         team sporting goods

Sherwood-Drolet Corp. Ltd.      hockey sticks, hockey gloves, and
                                protective equipment







Taylor Environmental InstrumentsTaylor** and Tru-Temp* brand consumer, industrial, and scientific
                                thermometers and related
                                environmental instruments


 *  See footnote on page 7.
**  Registered trademark licensed to Figgie International Inc. by
    Combustion  Engineering, Inc.

    Fred Perry Sportswear Ltd. licenses Fred Perry* tennis and other products and casual clothing in the United States and throughout the world.

    Fred Perry Sportswear (U.K.) Ltd. designs, manufactures, and distributes tennis and other sports apparel and leisurewear products.

    Interstate Engineering manufactures Compact* and Tri-Star* vacuum cleaners and non-electrical heat-activated home fire alarms. It also operates an aluminum and zinc die cast facility.

    Rawlings Sporting Goods manufactures and/or distributes baseballs,






baseball gloves, baseball equipment, baseball bats, basketballs, footballs, football equipment, sports clothing, athletic uniforms, and other athletic team equipment.

    Sherwood-Drolet Corp. Ltd. designs, manufactures and distributes Sher-Wood* and Chimo* hockey sticks, hockey gloves, and protective equipment.

    Taylor Environmental Instruments manufactures thermometers, barometers, and hygrometers for home use and temperature and environmental measuring devices for use in food service, HVAC, and industrial applications as well as in scientific laboratories, hospitals, and universities.








* Registered or common law trademarks and service marks of Figgie International Inc. and its subsidiaries.
**  Registered trademark licensed to Figgie International Inc. by
    Combustion  Engineering, Inc.

Fire Protection, Safety, and Security Products

Division                        Products and Services
Advance Security***             security officers, specialized
                                training, consulting, and
                                investigative services

American LaFrance**             fire trucks and a service center
                                that performs major maintenance,
                                repair, and refurbishment on fire
                                trucks and aerial apparatus

"Automatic" Sprinkler           design, installation, and service of
                                fire sprinkler and special hazard
                                protection systems

Figgie Fire Protection Systems  automatic sprinkler, carbon dioxide,






                                halon, wet and dry chemical
                                extinguishing systems, devices,
                                consumer and industrial fire
                                extinguishers, brass and aluminum
                                fire equipment, and castings







Medcenter Management Services   hospital management services
                                primarily in the orthopaedic implant
                                area

Safety Supply America           hand, eye, hearing and head
                                protection products; respiratory
                                protective equipment; protective
                                clothing; industrial footwear; fire
                                equipment and services; fixed and
                                portable industrial hygiene
                                instrumentation; lumbar and other
                                support equipment; and first aid
                                items

Scott Aviation****              breathing equipment, self-contained
                                breathing apparatus, and aircraft
                                oxygen systems

Snorkel-Economy**               aerial platforms, articulating and
                                telescoping water boom fire
                                apparatus, powered mobile work
                                platforms, and scissorlifts


*     Registered or common law trademarks and service marks of Figgie
      International Inc. and its subsidiaries.
**    Revenues and Operating Profits are split between both Fire
      Protection/ Safety/Security and Machinery and Allied Products
      Segments.
***   The assets of the subsidiary were sold on February 25, 1994.
****  Revenues and Operating Profits are split between both Fire
      Protection/Safety/Security and Technical Products Segments.

      Advance Security provides security personnel, conducts investigations, and acts as a security consultant to businesses, construction sites, hospitals, public buildings, and governmental installations. The assets of this operation were sold on February 25, 1994 to U.S.A. Security Associates, a privately held firm.

      American LaFrance manufactures fire trucks and operates a service center that performs major maintenance, repairs, and refurbishment of fire trucks and apparatus.

      "Automatic" Sprinkler Corporation of America is one of the nation's largest designers and installers of sophisticated fire protection systems for commercial and industrial use and for special hazard facilities, including power stations, petrochemical plants, and other facilities. The retrofit market has expanded as stricter governmental, fire code, and insurance requirements have resulted in the upgrading of fire protection systems in many existing buildings.

      Figgie Fire Protection Systems manufactures regular and special hazard fire systems and devices employing various extinguishing agents under ASCOA*, Chemetron*, Range Guard*, and Safety First* brand names. It also manufactures fire protection sprinkler devices and is one of the nation's largest manufacturers of industrial and consumer fire extinguishers for use in homes, boats, automobiles, and industrial applications as well as stainless steel liquid type extinguishers for industrial and commercial buildings. Its broad line of hand-portable and wheeled extinguishers include carbon dioxide, halon, water, and multi-purpose dry chemical extinguishing agents. Brass products and fittings are produced for use in standpipe and fire sprinkler systems and for fire engines and fire-fighting equipment.

      Medcenter Management Services manages the joint replacement departments of hospitals in cooperation with physicians to reduce the cost and improve the care and treatment of implant patients. The manufacture of orthopaedic implant devices (under the name of Figgie Medical Systems) was discontinued in January of 1994.













      Safety Supply America is one of the nation's largest distributors of personal and industrial protective and other safety equipment and industrial hygiene equipment, operating nationally through a number of regional offices with branches in most major metropolitan areas. It also manufactures lumbar and other support devices.

      Scott Aviation is the nation's largest manufacturer of protective breathing and emergency oxygen equipment for use in commercial and military aircraft. It also manufactures the Scott Air-Pak* for fire-fighting and for personal protection against industrial contaminants. Its air purifying products provide protection against environmental and safety hazards as increasingly required under governmental regulations. Scott Aviation also produces air and oxygen breathing masks, oxygen regulating devices, canister-type gas masks, electronic gas detection instruments, and various light aircraft accessories.

      Snorkel-Economy manufactures powered mobile work platforms and scissorlifts for use in construction and maintenance activities. It also makes hydraulically activated aerial platforms and articulating booms that are mounted on fire apparatus to deliver large quantities of water to fires from elevated positions. This equipment is installed on new as well as on existing fire trucks.

* Registered or common law trademarks and service marks of Figgie International Inc. and its subsidiaries.

<PAGE 5>

Machinery and Allied Products







Division                        Products
Alfa Packaging Equipment        automated rotary wet glue, hot melt,
                                and pressure sensitive labeling
                                machinery as well as net-weight
                                fillers







Astro-Pneumatic GmbH            air cylinders, valves, and pneumatic
                                equipment

Essick/Mayco Pump               vibratory rollers, concrete and
                                plaster mixers, and concrete and
                                other material pumps

Figgie Material Handling Systemsindustrial conveyor, sortation systems and baggage handling systems
                                (Acquired Glidepath New Zealand
                                companies in 1993)

Figgie Packaging Systems        high-speed uncasing and packing,
                                capping, sorting, filling, and
                                sealing machines; material handling
                                systems; rotary piston fillers; and
                                can closing and inspection machines;
                                automatic bottling and canning,
                                product processing, and labeling
                                equipment

Figgie Power Systems            bladder accumulators, piston
                                accumulators, surge and pulsation
                                controls and other fluid power
                                products, aluminum and steel
                                pneumatic, and hydraulic linear






                                actuators

Safway Steel Products           scaffolding, shoring, and seating
                                products

S-P/Sheffer International       precision workholding products,
                                rotary actuating cylinders and
                                dimensional control tooling systems

SpaceGuard Products             woven wire partitions, ornamental
                                iron railings and columns, metal
                                spiral staircases, and steel folding
                                gates







      Alfa Packaging Equipment designs and manufactures automated rotary wet glue, hot melt, and pressure sensitive labeling machinery as well as net-weight fillers for a wide range of applications in the beverage, food, distillery, pharmaceutical, cosmetic, chemical, and other industries.

      Astro-Pneumatic GmbH manufactures and markets air cylinders, valves, and pneumatic equipment for use in the chemical, mining, automotive, material handling, food, and beverage industries.

      Essick/Mayco Pump manufactures vibrating rollers, concrete and plaster mixers, and concrete and material pumps for the construction industry.

      Figgie Material Handling Systems - which trades as Logan Fenamec (U.K.) Limited, and Logan Glidepath, manufactures computer controlled, high-speed sorting mini stacker cranes and package handling equipment for warehouses, airports, post offices, and distribution terminals, as well as custom-engineered and pre-engineered conveyor systems for factories, warehouses, and terminals. The companies are established leaders worldwide for airport baggage handling, industrial conveying and sortation equipment.

      Figgie Packaging Systems produces high-speed uncasing and packing machinery; material handling and packaging systems; automatic screw-type capping, sorting, and sealing machinery; rotary piston fillers; and high speed can closing and inspection machines. It provides processing equipment for customers in the beverage, food, distillery, dairy, pharmaceutical, chemical, cosmetic, and other industries. Its fully integrated and automated high-speed systems include uncasing, cleaning, processing, filling, capping, labeling, palletizing, conveying, inspecting, packing, and systems control machinery. It offers full line turnkey capabilities and produces a wide range of medium and high-speed labeling machinery.

      Figgie Power Systems manufactures bladder accumulators, piston accumulators, surge and pulsation control products, and other fluid power products for applications in the industrial fluid power, mobile equipment, petroleum and chemical processing, and water control markets. It also designs and manufactures aluminum and steel pneumatic and hydraulic linear actuators for automation and industrial applications.

      Safway Steel Products manufactures and distributes tubular steel scaffolding for sale or rental to building, industrial maintenance, and demolition contractors; metal and wood bleachers and risers for sale or rental to schools, auditoriums, coliseums, and others; and vertical shoring, special order scaffolding, and certain other metal products.

      S-P/Sheffer International designs and manufactures precision workholding products primarily for the machine tool and metalworking industries. Workholding product lines include collets/collet chucks, diaphragm chucks, flexible power chucks and integrated quick change chucking systems. It also manufactures rotary actuating cylinders and dimensional control tooling systems.

      SpaceGuard Products manufactures woven wire partitions for use in securing areas such as tool cribs and stockrooms for industrial use. It also manufactures ornamental iron railings and columns and metal spiral staircases for both residential and commercial applications as well as steel folding gates for commercial use.


Technical Products

Division                        Products
CASI-RUSCO                      computer-based CARDENTRY* access
                                control and monitoring systems, time
                                and attendance systems, and fuel
                                management systems

Hartman Electrical              custom relays, contactors, and
                                electrical control devices

Interstate Electronics          computer-based electronic systems






                                for weapon systems test and
                                evaluation support, satellite
                                communications modems, global
                                positioning and navigation systems,
                                and display systems

*     Registered or common law trademarks and service marks of Figgie
      International Inc. and its subsidiaries.







      CASI-RUSCO manufactures and sells computer-based CARDENTRY* access control equipment and monitoring systems. These products are used for security and parking control, personnel access, time, attendance, and fuel management control at military and government sites, data centers, parking areas, hospitals, universities, airports, and other commercial and industrial locations.

      Hartman Electrical designs and manufactures high-reliability electrical components principally for use in commercial and military aircraft, missiles, and space vehicles. These components include contactors, power relays, protection relays, circuit breaker switches, and automatic control panels used to switch electrical power and to protect the electrical systems from power faults.

      Interstate Electronics develops and produces sophisticated telemetry, instrumentation, and data recording systems and GPS position measuring systems for the U. S. Navy's Polaris/Poseidon, TRIDENT, and TRIDENT II submarine fleet ballistic missile programs. It also designs and produces precise Global Positioning Systems (GPS) for aircraft and turnkey test ranges, commercial and business aircraft navigation and landing systems.
It also designs and produces plasma, liquid crystal, and cathode ray tube display systems for a variety of shipboard and aircraft applications. Additionally it develops sophisticated bandwidth-on-demand satellite communications modems and terminals for both government and commercial applications.


* Registered or common law trademarks and service marks of Figgie International Inc. and its subsidiaries.








Services

Division                        Services
Figgie Financial Services       commercial finance company and
                                leasing company for the Company and
                                outside clients

Figgie Natural Resources        natural resources

Figgie Properties               real estate

Waite Hill Holdings             holding company for the Company's
                                insurance subsidiaries

  Cardinal Casualty Co.         insurance company for outside
                                clients

  Colony Insurance Co.          insurance company for outside
                                clients

  Hamilton Insurance Co.        insurance company for outside
                                clients

  Waite Hill Assurance          insurance company for the Company
                                and outside clients (non-operating)

  Waite Hill Services           claims investigation and safety
                                services

      Figgie Financial Services is engaged in providing asset-based financing and vehicle management services. It leases automobiles and other equipment to small and mid-sized commercial fleet customers, including the Company's Divisions, and also leases products manufactured by the Company to others.

      Figgie Natural Resources is engaged in the business of acquiring, exploring, and developing oil and gas properties by acquiring producing properties and further exploring and developing them.

      Figgie Properties is the real estate development division of Figgie International Inc. and is active in the planning, development, construction, and management of real estate throughout the United States. Its portfolio includes office and industrial parks, recreational facilities, self-serve storage units, retail/commercial centers, and residential communities.

      Waite Hill Holdings is a holding subsidiary that owns Cardinal Casualty, Colony Insurance, Hamilton Insurance, Waite Hill Assurance, and Waite Hill Services.

      Cardinal Casualty Co. is a property/casualty insurance company that provides insurance to outside clients. It is licensed in the states of Ohio, Florida, Georgia, Indiana, and the District of Columbia.
      It is approved to do business in five additional states.

      Colony Insurance Co. is a property/casualty insurance company that provides insurance to outside clients. It is licensed in Virginia and Washington State and is approved to do business in thirty-three other states.

     Hamilton Insurance Co. is a property/casualty insurance company that provides insurance to outside clients. It is licensed in seventeen states and is approved to do business in three additional states.

     Waite Hill Assurance is a non-operating insurance company that formerly provided insurance to the Company and outside clients.

     Waite Hill Services performs claims investigation and other insurance related services for the Company and outside clients.

Customers







     In 1993, no single customer accounted for more than 10% of the net sales of any segment of the Company other than the U. S. Government, which accounted for approximately 60.0% of the net sales of the Company's Technical Products segment and approximately 16.5% of the Company's total net sales. Approximately 60.0% of the Technical Products segment's net sales for the next year are expected to come from U. S. Government contracts. These net sales are subject to the standard government contract clause that permits the Government to terminate such contracts at its convenience. In the event of such termination, there are provisions to enable the division to recover its costs plus a fee. The Company does not at this time anticipate the termination of any of its major government contracts.

Competition

     All of the Company's divisions and subsidiaries are engaged in industries characterized by substantial competition in the form of price, service, quality, and design. In many instances they compete with companies whose financial resources are greater and whose market position is stronger than that of the particular division or subsidiary. The Company believes that in the United States it is among the leading manufacturers of automatic sprinkler devices and systems, elevated booms, portable fire extinguishers, scaffolding, protective breathing apparatus, and consumer thermometers.

Patents and Trademarks

     The Company owns and is licensed under a number of patents and trademarks that it regards as sufficient for its operations. It believes its business as a whole is not materially dependent upon any one patent, trademark, or license or technologically related group of patents or licenses.

Backlog of Orders

     As of December 31, 1993 and 1992, the Company had a total backlog of orders from continuing operations in the approximate amounts of $229 million and $267 million, respectively. On these dates such backlog was believed to be firm. Of the backlog on December 31, 1993, approximately 85% could reasonably be expected to be filled during the twelve months commencing






January 1, 1994. However, final verification of the Company's backlog estimates depends on, among other things, general economic and business conditions in 1994 that cannot be predicted due to the many uncertainties involved.

Raw Materials

     The Company believes that the principal raw materials and purchased component parts for the manufacture of its products are available from a number of suppliers and are generally available in sufficient quantities to meet its current requirements.

Effect of Environmental Compliance

     At the present time, compliance with Federal, state, and local provisions with respect to environmental protection and regulation has not had a material impact on the Company's capital expenditures, earnings, or competitive position.

Employees

     As of December 31, 1993, the Company employed for continuing and discontinued operations approximately 12,600 individuals. Approximately






10,700 of these were employed in the United States, of which approximately 6,600 were hourly paid employees and approximately 4,100 were salaried employees. Approximately 1,900 employees are covered by collective bargaining agreements with various unions. The Company has generally enjoyed good relations with the unions representing its employees. Substantially all of the Company's contracts with the several unions representing its employees expire at various dates within the next three years. Two major labor negotiations were completed during 1993. Two other major union contracts are scheduled to expire in 1994.

Research

     During the fiscal year ending December 31, 1993, the Company's research activities consisted principally of normal and customary operations of each of its divisions and subsidiaries in the improvement of its products. In 1993, approximately $26.9 million was spent on research and development versus approximately $8.3 million in 1992.

Distribution

     The Company's products and services are marketed through most normal channels of distribution. These vary on a subsidiary and division-by-division basis and include direct sales by company salesmen, sales through independent distributors and dealers, sales through manufacturers' agents, direct sales to government agencies, and the use of licenses and joint ventures.

Financial Information About the Company's Industry Segments*

              FIGGIE INTERNATIONAL INC. AND SUBSIDIARIES







                       (in thousands of dollars)

                                          Year Ending December 31
                                         1993      1992       1991
Sales to Unaffiliated Customers:
   Consumer                           $   62,053$   73,450 $   75,896
   Industrial
       Fire protection/safety/security   229,404   241,564    246,370
       Machinery and allied products     262,571   265,168    280,278
         Total industrial                491,975   506,732    526,648
   Technical                             189,678   190,952    217,479
   Services                               24,936     21,275    22,696

         Total sales                  $  768,642$  792,409 $  842,719

Intersegment Sales:
   Consumer                           $       90$        5 $        -
   Industrial
       Fire protection/safety/security     8,284     1,298      6,069
       Machinery and allied products         509       486        350






         Total industrial                  8,793     1,784      6,419
   Technical                               1,438     1,341          -
   Services                               14,168    13,056     14,228

   Total intersegment sales           $   24,489$   16,186 $   20,647

Income (Loss) Before Taxes on Income:
   Consumer                           $   (4,512)$    7,399$   10,924
   Industrial
       Fire protection/safety/security     4,989    40,002     39,291
       Machinery and allied products    (107,145)      8,089     5,925






         Total industrial               (102,156)   48,091     45,216
   Technical                             (27,434)   25,729     26,886
   Services                                2,176     3,122      5,067

         Total segments                 (131,926)   84,341     88,093
   General corporate expenses            (83,695)  (23,567)   (33,276)
   Interest expense, net                 (34,908)   (35,257)   (36,452)

       Income (loss) before taxes on income$ (250,529)$   25,517$   18,365

Identifiable Assets:
   Consumer                           $   49,959$   47,235 $   51,484
   Industrial
       Fire protection/safety/security   127,302   110,758     99,861
       Machinery and allied products     204,242   228,762    247,327
         Total industrial                331,544   339,520    347,188
   Technical                              98,242   112,023    119,395
   Services                              204,507   182,305    163,422
   Corporate                             143,716   202,770    212,853
   Net discontinued operation assets     170,435   192,072    180,327

         Total assets                 $  998,403$1,075,925 $1,074,669




*  Reflects the Company's decision to treat certain operating units as discontinued
   operations.  See "Item 7 - Management's  Discussion and Analysis of Financial






   Condition and Results of Operations."







Financial Information About the Company's Industry Segments (continued)

              FIGGIE INTERNATIONAL INC. AND SUBSIDIARIES

                       (in thousands of dollars)

                                         Year Ending December 31
                                          1993      1992       1991
Capital Expenditures:
   Consumer                            $   3,284 $   1,438  $   2,376
   Industrial
       Fire protection/safety/security    15,360     8,674      7,101
       Machinery and allied products      48,357    45,604     21,522
         Total industrial                 63,717    54,278     28,623
   Technical                               3,779     3,913      6,023
   Services                               26,692    25,786     26,991
   Corporate                               9,560     4,493     29,487
   Discontinued operations                 2,525    10,446      2,770
         Total capital expenditures    $ 109,557 $ 100,354  $  96,270

Depreciation and Amortization:
   Consumer                            $   1,148 $   1,147  $     952
   Industrial
       Fire protection/safety/security     4,724     5,338      5,373
       Machinery and allied products      19,668    12,667     11,287
         Total industrial                 24,392    18,005     16,660
   Technical                               3,162     3,785      4,588
   Services                                8,535    10,000      9,942
   Corporate                               2,845     5,796      4,102
   Discontinued operations                 3,032     2,888      2,687
         Total depreciation and amortization$  43,114$  41,621$  38,931

Major Customer Sales:












   U. S. Government-
       Consumer                        $       6 $      13  $      57
       Industrial
         Fire protection/safety/security  12,050    14,674     23,458
         Machinery and allied products       656     1,097        722
            Total industrial              12,706    15,771     24,180
       Technical                         113,885   110,663    128,322
       Services                                -         -          -
         Total sales to U. S. Government$ 126,597$ 126,447  $ 152,559




The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.


Financial Information About the Company's Geographical Segments

              FIGGIE INTERNATIONAL INC. AND SUBSIDIARIES

                       (in thousands of dollars)

                                        Year Ending December 31
                                         1993      1992       1991
Sales to Unaffiliated Customers:
   United States                      $  674,936$  677,621 $  724,135
   Europe                                 62,854    75,008     81,831
   Other                                  30,852    39,780     36,753

   Total sales                        $  768,642$  792,409 $  842,719








Intersegment Sales between Geographic Areas:






   United States                      $   80,034$   29,095 $   24,296
   Europe                                  2,962     1,822      2,600
   Other                                       -         -          -

   Total intersegment sales
   between Geographic Areas           $   82,996$   30,917 $   26,896


Income Before Taxes on Income:
   United States                      $ (238,168)$   20,521$   13,400
   Europe                                (11,430)    4,301      5,849
   Other                                    (931)       695      (884)

   Income before taxes on income      $ (250,529)$   25,517$   18,365


Identifiable Assets:
   United States                      $  709,455$  768,824 $  777,788
   Europe                                 79,202    80,069     85,525
   Other                                  39,311    34,960     31,029
   Net discontinued operation assets     170,425   192,072    180,327

   Total assets                       $  998,403$1,075,925 $1,074,669


Export Sales - United States to:
   Asia                               $   38,025$   12,933 $   22,140
   Canada                                 19,584     1,445     10,279
   Europe                                 16,137    75,008     26,062
   Other                                  14,614    25,413     46,654







   Total U.S. export sales            $   88,360$  114,799 $  105,135
















The accompanying Notes to Consolidated Financial Statements are an integral part of this financial information.

Executive Officers of the Company


    The following are the present executive officers of the Company who serve in the positions indicated:


    HARRY E. FIGGIE, JR., Chairman of the Board and Chief Executive Officer of the Company since 1964 and served as President from 1982 to May 1989; age 70.


    WALTER M. VANNOY, Vice Chairman of the Company since February 16, 1994, a member of its Board of Directors since 1981, and President of Vannoy Associates, a consulting firm, since December, 1988. Prior to his retirement in 1988, he was Vice Chairman of McDermott International, the corporate parent of Babcock & Wilcox, a diversified energy equipment and services company; age 66.


    VINCENT A. CHIARUCCI, President of the Company since May 1989 and Group Vice President from June 1988 to May 1989. Prior to joining the Company, he worked as a business consultant from 1986 to June 1988; age 64.


    MARY C. CLEARY, Vice President-Assistant to the Chairman of the Board since January 1987 and Administrative Assistant to the Chairman of the Board from 1967 to 1978 and from 1984 to 1987; age 67.


    LUTHER A. HARTHUN, Senior Vice President-International, General Counsel






and Secretary since April 1981; Vice President-International, General Counsel and Secretary since May 1979; and Vice President, General Counsel and Secretary of the Company since 1970; General Counsel since 1966; age 58.


    MARCQ H. KAUFMANN, Corporate Vice President and President of the Company's European Operations since September 1992 and President of the Company's Packaging Systems division since January 4, 1994. Previously served as President of the Company's Geo. J. Meyer Manufacturing division from 1990 to 1992 and Managing Director of the Company's Alfa Costruzioni Packaging Equipment division from 1988 to 1990; age 68.


    JERRY L. LEATH, Vice President-Human Resources and Administration since June, 1992. From 1984 to 1992 he was employed by Sabreliner Corporation, where he held the position of Vice President-Administration; age 53.


    CHARLES C. RIEGER, JR., Senior Vice President of the Company since






September 1993 and Group Vice President from 1982 to 1993; age 60.

    LARRY G. SCHWARTZ, Vice President-Manufacturing since September 1989 and Director of Manufacturing when he joined the Company in December 1988. From 1986 to 1988, he was Vice President and General Manager, New England Operations, with the Robert E. Morris Company; age 45.


    ALAN H. BENNETT, Vice President-Sales and Distribution since September 1993 and also President of the Company's Safety Supply America division since May 1989. Previously served as President of Allied Industrial Distributors, which was acquired by the Company on May 19, 1988; age 51.


    KEITH V. MABEE, Vice President-Public and Government Affairs since February 1994 and Director-Public and Government Affairs since July 1993. Previously served as Vice President, Communications with Industrial Indemnity, a commercial insurance company, from 1989 to 1993 and prior to 1989 he was Senior Vice President, Corporate Communications with Amfac Inc., a diversified services company; age 46.








    C. WILLIAM EVERS, Vice President-Corporate Procurement since February 1994 and Director-Corporate Procurement since July 1992. Previously served as Director of Purchasing with the Company's Badger-Powhatan division from 1977 to 1992; age 54.


    GREGORY J. PATTON, Vice President-Operations Development/Compliance since February 1994 and Director of Audit since June 1993. From 1989 to 1993 he was a senior manager in the manufacturing consulting practice of Price Waterhouse and from 1987 to 1989 he served as Director of Manufacturing Systems with Hercules Engines; age 39.

Item 2.  Properties

    The Company operates numerous plants in various states and foreign countries. The facilities in the United States have approximately 5,910,000 square feet of floor area for manufacturing, warehousing, and associated administrative uses. Approximately 3,200,000 square feet of this area is owned, and the balance is leased. At this time, the Company believes its facilities are suitable for its purposes, having adequate productive capacity for the Company's present and anticipated needs.

    The properties owned and leased in the United States are located primarily in New York (940,000 square feet), California (586,000 square feet), Ohio (549,000 square feet), Missouri (521,000 square feet), Virginia (467,000 square feet), South Carolina (280,000 square feet) and Georgia (243,000 square feet).

                     Principal Facilities

                               Approx.
Division or                  Floor Area
Subsidiary   Location        (Sq. Feet)Segment           Ownership
Interstate






  ElectronicsAnaheim, CA       412,000 Technical Products Owned

Scott AviationMonroe, NC       128,000 Fire Protection,
                                       Safety, and Security
                                       Products           Owned

Geo. J. MeyerGoose Creek, SC   279,000 Machinery and Allied






                                       Products           Owned

Item 3.  Legal Proceedings

    As reported under Item 3 "Legal Proceedings" in the Company's Form 10-K Annual Report for the fiscal year ending December 31, 1992, the Company appealed to the United States Court of Appeals for the Ninth Circuit from a Federal District Court's summary judgement against the Company in a suit brought by the Federal Trade Commission seeking consumer redress in connection with the sale of heat detectors manufactured by the Company's Interstate Engineering division. In a Per Curiam opinion filed on May 7, 1993, the Court of Appeals affirmed in part and vacated in part the judgement of the District Court. The Court of Appeals held that the District Court had committed error in ordering the Company to pay a minimum amount of approximately $7,600,000 but held that the Company could be required to pay refunds to those buyers who, after notification, can make a valid claim for redress. The Company's subsequent petition for a writ of certiorari to the United States Supreme Court was denied and the Company is working with the Federal Trade Commission to implement a redress program.

    In two separate suits, three stockholders of the Company filed derivative complaints during 1993 in the Common Pleas Court of Lake County, Ohio seeking recovery on behalf of the Company for alleged self-dealing, waste of corporate assets, financial statement over-statements, gross mismanagement and participation or acquiescence in such practices by Directors of the Company, all of whom were named as defendants. The Court has consolidated the two suits and the defendants have filed motions to dismiss.

    The Company is involved in ordinary routine litigation incidental to its business. Management does not believe that the litigation in which the






Company is involved will have a materially adverse effect upon the Company.








Item 4. Submission of Matters to a Vote of Security Holders

    None.

                            PART II

Item 5.  Market for the Company's Common Stock and Related Stockholder
         Matters

    The Company's Common Stock has been traded since July 19, 1983, on the over-the-counter market and quoted in the National Association of Security Dealers Automated Quotation National Market System (NASDAQ/NMS) under the following symbols: Class A Common Stock "FIGIA" and Class B Common Stock "FIGI". Prior to July 19, 1983, the Company's Common Stock was traded on the New York Stock Exchange.

    The dividend paid with respect to the Company's Common Stock as well as the high and low sales prices recorded on the NASDAQ/NMS System for each quarterly period during the years 1993 and 1992 are set forth below.



                          1993                        1992
                         Quarter                     Quarter
                  1st    2nd    3rd    4th    1st    2nd    3rd    4th
Dividends paid
per common share:
 Class A Common  $.125  $.125  $.125   $.06  $.125  $.125  $.125  $.125
 Class B Common  $.125  $.125  $.125   $.06  $.125  $.125  $.125  $.125


Sales price
 Class A Common:
  Low           16-1/4 16-1/2 16-3/4 11-3/4 12-3/4 17-1/2 13-3/4 14-1/2












  High          21-1/2   19   18-1/4 17-1/2 21-1/4 21-1/2 18-1/4 17-1/4

 Class B Common:
  Low             17   16-1/2 16-1/2 12-1/2   19   21-1/2   17     17
  High          21-1/2   20     21   20-3/4 24-1/2   26   26-1/2 20-1/2


As of April 8, 1994, there were 6,670 holders of Class A Common Stock and 5,897 holders of Class B Common Stock.


The high and low sales prices recorded on the NASDAQ/NMS for each class of Common Stock for the period January 1, 1994 through April 8, 1994, are set forth below:


                                                High    Low
   FIGIA (Class A Common)                     $ 14-1/4$   8
   FIGI (Class B Common)                      $   16  $ 8-1/4


Item 6.

Summary of Selected Financial Data       % Change                      Year Ending December 31
                                       1989-93  1993       1992        1991        1990          1989






Financial Data (in thousands of dollars)

Net Sales                         -22% $768,642   $792,409  $842,719  $995,257  $981,221

Net Income (Loss)                -386% (179,775)    28,299    30,069    39,662    62,926







Total Assets                       -6%  998,403  1,075,925 1,074,669 1,065,382 1,059,310

Key Working Capital (1)           -46%  156,529    173,451   233,076   258,572   290,272

Total Debt (2)                     13%  536,183    453,809   484,517   491,540   472,891


Per Share Data (in dollars)

Earnings (Loss) Per Common Share
  on Net Income                  -433%$   (10.11)$     1.61$     1.72$     2.28$     3.04

Cash Dividends Per Common Share (3) A   9%  .435       .50       .50       .50       .40
                                    B   9%  .435       .50       .50       .50       .40
Net Tangible Book Value Per
 Common Share (3)                 -52%     5.97      16.35     15.44     14.42     12.47


OTHER DATA

Common Stock Outstanding (3)         18,739,370 18,523,70718,627,54918,701,64918,909,822

Holders of Common Stock                  12,505     12,381    10,262    11,141    10,887

Number of Employees                      12,600     13,200    13,700    16,000    17,000

(1)  Key working capital consists of net trade receivables, plus net inventories less accounts payable.






(2)  Total debt includes notes payable, current maturities of long-term debt, long-term debt classified as current, and non-current long-term debt.
(3)  In November 1989, the Company declared a three-for-one stock split effected as a 200% stock dividend on its Class A and Class B Common Stock to stockholders of record on January 15, 1990, payable on
     January 22, 1990.  All share and per share amounts are reflected on a post-split basis.

Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations








OPERATIONS

Consolidated net sales from continuing operations in 1993 were $768.6 million, which is $23.8 million or 3.0% lower than the net sales from continuing operations of $792.4 million in 1992. Net sales in 1992 were $50.3 million lower than those in 1991. Price increases in 1993 averaged approximately 3%.

The Company has elected to treat as discontinued operations certain of its operating units as part of its current strategy to reorganize the Company and restore profitability by focusing primarily on its core industrial and technical businesses. The units to be discontinued include: Advance Security, Rawlings Sporting Goods, Sherwood-Drolet, Safety Supply America, Cardinal Casualty Co., Colony Insurance Co., Hamilton Insurance Co., Waite Hill Services, American LaFrance, Medical Devices, and Huber/Essick/Mayco Pump. As a group, these discontinued units represented sales volumes of $379 million for 1993, $380 million for 1992, and $401 million for 1991, and are excluded from the reported sales amounts. During the first quarter of 1994, the Company has concluded the sale of Advance Security to a privately held corporation.

The Consumer products segment's net sales dropped $11.4 million or 15.5% in






1993 from net sales of $73.5 million in 1992. Reduced sales from Fred Perry (U.K.) is the primary contributor, partially due to the deepening European recession, particularly in Spain, Germany, and the U.K. as well as reduced selling prices. The 1992 Consumer product net sales were $2.4 million or 3.2% lower than net sales in 1991, again due to reduced sales volume at Fred Perry (U.K.).

Fire protection/safety/security products' 1993 net sales declined $12.2 million or 5.0% versus net sales of $241.6 million in 1992. Recessionary impacts in the construction-related markets, along with decreased industrial employment, have continued to adversely affect this segment. Automatic Sprinkler, Fire Protection, and Scott Aviation (health and safety) have been most affected. Construction-related activity in the Southeast appears to be improving, while the West Coast is still slow, and mixed results are being reported in the Northeast. In 1992, this segment's net sales decreased by $4.8 million or 2.0% versus net sales in 1991.







Machinery and allied products' 1993 net sales declined $2.6 million or 1.0% when compared with net sales of $265.2 million in 1992. Increased volumes of elevating work platforms, despite the effects of the Midwest flood, were more than offset by declines in the sales of scaffolding products and material handling equipment. Sales drops in scaffolding products were caused by the generally sluggish construction industry and to a lesser degree by start-up disruptions associated with the modernization of Safway Steel's production facilities. Sales of material handling equipment have been slowed by the closing of selected operations and the weak European export market. However, the Australian and Asian markets are showing some signs of economic improvement. The 1992 net sales for this segment were $15.1 million or 5.4% less than in 1991, due primarily to the recessionary economy.

The Technical products segment's net sales declined $1.3 million or .7% in 1993 when compared to net sales of $191.0 million in 1992. The reduction in sales is primarily a result of reduced billings on certain government contracts. The 1992 net sales declined $26.5 million or 12.2% when compared with 1991, also due to reduced billings on government contracts.

The Services segment's 1993 net sales increased $3.7 million or 17.2% when compared to net sales of $21.3 million in 1992. Increased leasing activity at the Financial Services subsidiary is responsible for this change. The 1992 net sales decreased $1.4 million or 6.3% when compared to net sales in 1991. Reduced sales from the Natural Resources division is responsible for this decline.

Other expense for 1993 was $16.3 million versus other income of $12.3 million in 1992 and other income of $.6 million in 1991. The major contributors to the increased costs in 1993 were (1) amortization of goodwill ($2 million), (2) litigation reserves ($13 million), and (3) miscellaneous items for legal/professional costs, bank fees, and exchange losses ($9 million). These items were partially offset by gains on sales of assets, legal settlement recoveries, and royalty income of approximately $8 million. Other income and expense accounts were favorably affected in 1992 by gains on sales of excess properties arising from consolidation projects and realized gains on the sale of marketable securities. Also contributing to these 1992 favorable results were payments received from the






U.S. Government as a result of a favorable decision by the Armed Services Board of Contract Appeals resolving a dispute between the Department of the Army and Scott Aviation concerning the termination of a mask contract. Other income in 1991 was also favorably affected by payments received in connection with the mask contract decision.

Consolidated cost of sales as a percentage of net sales was 87.6%, 74.4%, and 75.8% for 1993, 1992, and 1991, respectively. Higher costs for materials, purchased services, and employee compensation and fringe benefits added approximately 3% to 4% to the cost of goods and services in 1993.






Average increases in these categories were approximately 3% to 4% in 1992 and 1991. Price adjustments generally offset these types of increases.

In 1993, cost of sales was unfavorably impacted by: (1) increased expenditures, principally for new product development at Hartman Electrical, Interstate Electronics, Scott Aviation, and Snorkel of approximately $19 million over 1992; (2) the liquidation of certain equity investments and additional provisions for assets held for sale of $14 million; (3) a $7 million write-down of non-performing loans still subject to future collection efforts or litigation; and (4) increased provisions for warranty costs and inventory reserves of $12 million. Also during 1993 a number of plants were in the transition phase of installing new machinery and computer systems. This resulted in (1) a temporary need to purchase some materials outside that were previously manufactured; (2) the hiring of additional people and related costs associated with the transition; and (3) the temporary maintenance of duplicate production facilities during the transition. These costs were approximately $38 million in 1993 but are expected to drop significantly in 1994.

Consolidated selling and general and administrative expenses are $163.6 million or 13.8% higher than in 1992. Higher expenses in 1993 are attributed to increased sales efforts to penetrate U.S. and foreign markets, increased advertising and market research costs to complement those selling efforts, and increased legal and professional fees. The Company expects legal and professional fees to be a significant expenditure in 1994 as a result of the restructuring of its debt and the defense of two stockholder derivative lawsuits filed in 1993.

Net interest expense for 1993 of $35.0 was relatively unchanged from the






$35.5 million and $36.5 million reported in 1992 and 1991, respectively. Reduced interest rates offset the costs associated with the Company's increased debt level due in part to the factory automation projects.







In 1990, the Company began a modernization program at its major facilities that involved: (1) the replacement of existing manufacturing processes with state-of-the-art machining centers, fabrication equipment, and robotic welding and assembly; (2) the design and development of factory floor computer systems, and complementary support systems and procedures; (3) the re-training of personnel to schedule and run the newly automated shop floor efficiently; and (4) the consolidation of smaller plants and operations into larger, more efficient facilities to take advantage of the synergies of a larger operation. To date, the Company has reduced Company-wide machine tools from over 3,000 to approximately 280 and consolidated manufacturing plants from 83 to 31 currently, while at the same time increasing capacity by nearly 30 percent. This project was originally on a five-year timetable; however, management elected to accelerate its implementation in late 1992. Although efforts expended in 1993 reflect the largest portion of the implementation, some additional costs are expected in 1994, but at a significantly reduced level.

Restructuring costs associated with the Company's modernization program were $51.0 million, $8.8 million, and $5.9 million for 1993, 1992, and 1991, respectively. These charges stem from: (1) various relocation costs of employees and equipment; (2) consolidation-related costs such as provisions for anticipated losses on sales of real estate, consulting fees to assist with the development of strategic business plans, start-up costs in the new locations; and (3) costs incurred in retooling the plants, such as first production run samples and documenting new procedures and production methods. The future benefits expected to be achieved as a result of this modernization program include (1) cost savings associated with reduced levels of personnel, lower operating costs with respect to fewer, more efficient facilities and fewer machine tools, (2) enhanced quality, better delivery times and better customer service, and (3) overall asset management through reduced inventory levels and increased cash generation.

Factory automation costs associated with the Company's modernization program included machinery and equipment, software, and outside consulting services. These project costs have historically been deferred and amortized over future periods commencing at the time the equipment is placed into service. Due to a number of factors which arose in 1993, including deteriorating operating results, reduced cash flow, and financing difficulties, the Company adopted a change in accounting by expensing all project costs, as incurred, other than those for the purchase of machinery and equipment. As required by generally accepted accounting principles (GAAP), this accounting change, resulting in a charge of $77 million, has been recorded as a change in estimate and reflected in the results of operations for the fourth quarter in 1993.

The Consumer products segment's operating profit margin reflects a loss of $4.5 million for 1993 versus a profit of $7.4 million in 1992. Losses at Fred Perry U.K. are responsible for the decline, primarily due to a significant drop in sales, continued highly competitive market prices, and reduced margins on the sale of seasonal and substandard quality merchandise. In 1991 the operating profit margin was $10.9 million for this segment.

The Fire protection/safety/security segment's operating profit was $5.0 million in 1993, declining from $40.0 million in 1992. The decline in operating profit has been caused by (1) a 5% drop in sales volume; (2) the change in accounting estimate of approximately $10 million; (3) restructuring charges of approximately $8 million; (4) miscellaneous warranty costs, litigation, and legal and professional costs of approximately $5 million; and (5) transition costs of approximately $7 million. The 1991 operating income was $39.2 million for this segment.

The Machinery and allied products segment's operating profit margin reflects a 1993 loss of $107.2 million, versus income of $8.1 million in 1992. The decline in operating profit has been caused by: (1) the change in accounting estimate of approximately $36 million; (2) restructuring charges of approximately $15 million; (3) miscellaneous warranty costs, litigation, and legal and professional costs of approximately $7 million; (4) miscellaneous costs for employee benefits, pension, insurance and inventory of approximately $7 million; and (5) amortization costs of approximately $27 million. Operating results of Packaging Systems were substantially impacted by the foregoing charges. The 1991 operating income was $5.9 million for this segment.







In July of 1993, Snorkel Economy, which is part of the Machinery and allied products segment, was severely affected by Midwest flooding. Prior to the flood, the elevating platform business was well ahead of 1992 and appeared to be heading for an excellent performance year. The plants were placed back into production; however, momentum was lost. The Company has been reimbursed by the insurance carrier for the majority of the physical damage claim covering the buildings, machinery, fixtures, and inventory. Negotiations on the business interruption coverage have not as yet been fully concluded and the Company has not recognized any income in 1993 pertaining to this coverage. Known operating earnings lost during the first nine months of 1993 due to flooding are a minimum of $7 million and will most likely be significantly higher when finally determined for the full year. Claims may also be filed for 1994.

The Technical products segment's operating profit margin reflects a loss of $27.4 million, versus income of $25.7 in 1992. Declines in operating margins are due to: (1) the change in accounting estimate of approximately $11 million; (2) restructuring costs of approximately $5 million; (3) increased R&D costs for product development of approximately $17 million; and (4) losses at Hartman caused by production problems. The 1991 operating income was $26.9 million for this segment.

The Services segment's 1993 operating income was $2.2 million or $1.0 million less than the prior year. The primary reason for this decline was a $5 million restructuring charge in 1993 relating to the provision for anticipated loss on the sale of surplus properties that are associated with the Company's consolidation and restructuring programs. In 1991 the operating income for this segment was $5.1 million.







Increases in the cost of goods and services and increases in the prices of the Company's goods and services in 1993, 1992, and 1991 have generally been in line with the prevailing rate of inflation. Because the Company has been able to pass on higher costs in the form of higher prices, inflation has had relatively little impact on the Company's operating results.

The loss from continuing operations before provision for taxes on income was $250.5 million, versus income from operations of $25.5 million and $18.4 million in 1992 and 1991 respectively.

The effective income tax rate from continuing operations was a benefit of 28.4% in 1993, versus provisions of 26.0% in 1992 and 18.4% in 1991. The 1993 benefit does not take into consideration various tax planning strategies available to the Company.

The net loss before discontinued operations was $179.3 million, versus net income of $18.9 million in 1992 and $15.0 million in 1991. The net loss from discontinued operations was $6.3 million in 1993, versus net income of $9.4 million and $15.1 million in 1992 and 1991, respectively.

In December 1990, the Financial Accounting Standards Board (FASB) issued Statement No. 106, Accounting for Post Retirement Benefits Other Than Pensions. In accordance with this new statement, the Company has adopted and incorporated this new accounting principle into its 1993 financial statements. Adoption of this statement did not have any effect on the financial statements.

In February 1992, the Financial Accounting Standards Board (FASB) issued Statement No. 109, Accounting for Income Taxes. This statement is intended to supersede Accounting Principles Board Opinion No. 11 as well as FASB Statement No.96. In accordance with this new statement, the Company has adopted and incorporated this new accounting principle into its 1993 financial statements. The Company has not restated prior periods, and the adoption of this statement has had a $5.8 million favorable effect on net income in 1993.

The net loss for the Company was $179.8 million in 1993, versus net income of $28.3 million and $30.1 million in 1992 and 1991, respectively.

Liquidity and Capital Commitments

As discussed in the Notes to the Consolidated Financial Statements, the Company was not in compliance as of December 31, 1993 with certain financial covenants contained in certain debt agreements; however it has subsequently received temporary waivers with respect to those financial covenants.







The Company is currently negotiating with banks party to its revolving credit facility, other domestic and foreign banks, and other financial institutions in an effort to finalize a satisfactory restructuring of its debt. As part of its restructuring plan, the Company intends to dispose of certain businesses under a divestiture plan designed to provide liquidity to the Company and pay down debt through the use of proceeds upon sale. In the absence of the finalization of a new long-term financing package, the Company is required under generally accepted accounting principles to classify substantially all of its long-term debt as a current liability as of December 31, 1993. This results in negative working capital of $143.4 million.

During the year the Company reduced key working capital (accounts receivable and inventory net of accounts payable) by $28.9 million and sold assets for $74.0 million, which, along with depreciation and amortization of $43.1 million, the write-off of factory automation project costs of $77.3 million and increased debt of $76.8 million, were used for capital expenditures of $109.6 million, dividends of $8.0 million, net repurchase of Company stock for $6.2 million, and fund a net loss of $179.8 million.







The Company's ability to continue to meet its liquidity requirements is dependent upon its ability to successfully complete its restructuring efforts - specifically, finalizing a new long-term financing package and completion of its divestiture program. The Company continues to make progress in building its cash position and in implementing actions aimed at restoring profitability. Negotiations with certain of the Company's lenders continue to take place in an effort to finalize a restructuring of its debt facilities.

Item 8.  Financial Statements and Supplementary Data



           REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors
and Stockholders,






Figgie International Inc.:

    We have audited the accompanying balance sheets of Figgie International Inc. (a Delaware corporation) and Subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ending December 31, 1993. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Figgie International Inc. and Subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ending December 31, 1993 in conformity with generally accepted accounting principles.

    The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, and as discussed in Note 2, the Company incurred a significant net loss and decrease in net worth for the year ending December 31, 1993, which resulted in violations of certain covenants of certain of its debt agreements which permit its lenders to accelerate the due date on its debt. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 2. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

    As explained in Note 1 to the consolidated financial statements, effective January 1, 1993 the Company adopted the provisions of Statement of Financial Accounting Standards No. 109 "Accounting For Income Taxes". In addition, as explained in Note 15 to the consolidated financial statements, the Company changed its method of accounting for certain costs associated with its factory automation project in the fourth quarter of 1993.




ARTHUR ANDERSEN & CO.

Cleveland, Ohio,
April 15, 1994.

                 FIGGIE INTERNATIONAL INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF INCOME

           FOR THE YEARS ENDING DECEMBER 31, 1993, 1992, AND 1991
             (in thousands of dollars except for per share data)


                                                 1993      1992      1991
SALES AND OTHER INCOME FROM CONTINUING OPERATIONS:

 Net Sales                                   $  768,642$  792,409$  842,719
 Other income/(expense)                         (16,272)    12,292       619

 Total sales and other income                   752,370   804,701   843,338

COSTS AND EXPENSES FROM CONTINUING OPERATIONS:













Cost of sales                                   673,116   589,273   638,638
Selling, general, and administrative expenses   163,623   143,776   141,229
Bad debt expense                                  2,864     1,901     2,791
Interest expense, net                            34,998    35,458    36,452
Restructuring charges                            51,005     8,776     5,863
Change in accounting estimate                    77,344         -         -

Total costs and expenses                      1,002,950   779,184   824,973

MINORITY INTEREST                                    51         -         -

INCOME/(LOSS) FROM CONTINUING OPERATIONS
BEFORE PROVISION FOR TAXES ON INCOME           (250,529)    25,517    18,365

PROVISION FOR TAXES ON INCOME FROM
CONTINUING OPERATIONS:

 Federal income taxes/(benefits)                (65,053)    5,093     2,153
 State income taxes/(benefits)                   (6,142)     1,546     1,219

NET INCOME/(LOSS) BEFORE DISCONTINUED
OPERATIONS AND CUMULATIVE EFFECT OF CHANGE
IN ACCOUNTING FOR INCOME TAXES                 (179,334)   18,878    14,993

NET INCOME/(LOSS) FROM DISCONTINUED OPERATIONS    (6,280)     9,421    15,076

NET INCOME/(LOSS) BEFORE CUMULATIVE EFFECT
OF CHANGE IN ACCOUNTING FOR INCOME TAXES       (185,614)   28,299    30,069

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
FOR INCOME TAXES                                  5,839         -         -

NET INCOME/(LOSS)                            $ (179,775)$   28,299$   30,069

EARNINGS (LOSS) PER COMMON SHARE FROM
CONTINUING OPERATIONS                       $    (10.09)$     1.07$     0.86

EARNINGS (LOSS) PER COMMON SHARE FROM












DISCONTINUED OPERATIONS                     $     (0.35)$     0.54$     0.86

EARNINGS PER COMMON SHARE FROM
CHANGE IN ACCOUNTING FOR INCOME TAXES       $      0.33$        -$        -

EARNINGS (LOSS) PER COMMON SHARE ON NET INCOME$    (10.11)$     1.61$     1.72


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

              FIGGIE INTERNATIONAL INC. AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEETS

                      DECEMBER 31, 1993 AND 1992
                       (in thousands of dollars)

                                                    1993       1992
ASSETS

Current Assets:
Cash and cash equivalents                       $    6,833 $   13,133
Marketable securities                               27,314     33,493
Trade accounts receivable, less allowance for
 uncollectible accounts of $1,376 in 1993 and
 $107 in 1992                                      144,287    122,709
Finance receivables                                  5,715      2,244
Inventories                                        126,142    129,720
Prepaid expenses                                    16,499     15,684






Recoverable income taxes                            36,283     13,144
Net assets related to discontinued operations      170,435    192,072

   Total current assets                            533,508    522,199








PROPERTY, PLANT, AND EQUIPMENT:

 Land and land improvements                         52,272     58,636
 Buildings and leasehold improvements               91,130     97,250
 Machinery and equipment                           155,071    166,364
 Rental equipment                                   39,800     85,327
 Oil and gas properties                             47,901     44,327
                                                   386,174    451,904

Accumulated depreciation and amortization         (131,589)  (156,105)
                                                   254,585    295,799

Property under capital leases, less accumulated
 amortization of $14,825 in 1993 and $15,247 in 1992    12,540    17,825

Net property, plant, and equipment                 267,125    313,624


OTHER ASSETS:

 Investments in affiliates                          10,321     10,342
 Patents                                             1,425      1,502
 Goodwill                                           58,532     57,924
 Prepaid pension costs                              10,591      8,422
 Other                                              96,959    151,936
 Long-term finance receivables                      19,942      9,976







Total Assets                                    $  998,403 $1,075,925





The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.






              FIGGIE INTERNATIONAL INC. AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEETS

                      DECEMBER 31, 1993 AND 1992
                       (in thousands of dollars)



                                                    1993       1992
LIABILITIES

Current Liabilities:
 Notes payable                                  $   90,891 $   47,747
 Current maturities of long-term debt              109,674     40,939
 Accounts payable                                  113,900     78,978
 Accrued salaries and wages                         14,910     15,476
 Other accrued expenses                             69,822     32,952
 Insurance loss reserves                             6,752      7,722
 Accrued federal income taxes                            -      4,239






 Long-term debt classified as current              270,952          -

  Total current liabilities                        676,901    228,053


LONG-TERM DEBT                                      64,666    365,123
DEFERRED FEDERAL INCOME TAXES                       20,604     55,357
OTHER LONG-TERM LIABILITIES                         32,563     32,628

 Total Liabilities                                 794,734    681,161

MINORITY INTEREST                                      435        212

STOCKHOLDERS' EQUITY

 Preferred stock                                         -          -
 Common stock                                        1,874      1,852






 Capital surplus                                   127,488    123,150
 Retained earnings                                 124,020    315,698
 Unearned compensation                             (31,003)   (29,955)
 Cumulative translation adjustment                 (18,956)   (16,093)
 Unrealized loss on investments                       (189)      (100)

  Total stockholders' equity                       203,234    394,552

  Total liabilities and stockholders' equity    $  998,403 $1,075,925


SUPPLEMENTAL STOCK INFORMATION
                                        Shares Outstanding at Dec. 31
                                                1993       1992
  Preferred Stock - Authorized Shares 3,217,495       -          -
  Common Stock A - Authorized Shares 18,000,00013,750,86313,566,407






  Common Stock B - Authorized Shares 18,000,0004,988,507 4,957,300

                                       Par Value of Outstanding Shares
                                                1993       1992
  Preferred Stock - $1.00 par value          $        - $        -
  Common Stock A - $1.00 par value            1,375,086  1,356,641
  Common Stock B - $1.00 par value              498,851    495,730
                                             $1,873,937 $1,852,371



The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                                 FIGGIE INTERNATIONAL INC. AND SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                           FOR THE YEARS ENDING DECEMBER 31, 1993, 1992, AND 1991
                                          (in thousands of dollars)







                                         Common Stock    Capital Surplus   Retained   Unearned   Gains
                                        Class A  Class B Class A  Class B  Earnings  Compensation(Losses)(a)
BALANCE, DECEMBER 31, 1990               $1,359   $  511 $110,034 $17,743  $279,696 $ (52,852)    $ (409)
Net income                                                                   30,069
Dividends declared:
  Common stock A, $.50 per share                                             (6,794)
  Common stock B, $.50 per share                                             (2,515)
Other common stock transactions, net         (3)     (13)   (135)    (437)   (2,107)






Restricted Stock Purchase Plan, net           5        4    (330)     101        32     3,155
Amortization of Unearned ESOP Compensation                (1,382)    (645)      600     7,447
Unrealized gain on investments                                                                       544
BALANCE, DECEMBER 31, 1991               $1,361   $  502 $108,187 $16,762  $298,981$  (42,250)   $   135
Net income                                                                   28,299
Dividends declared:
  Common stock A, $.50 per share                                             (6,781)
  Common stock B, $.50 per share                                             (2,473)
Other common stock transactions, net         (3)      (6)    (89)   1,511    (2,829)
Restricted Stock Purchase Plan, net          (2)          (1,283)    (302)              4,848
Amortization of Unearned ESOP Compensation                (1,116)    (520)      501     7,447
Unrealized loss on investments                                                                      (235)
BALANCE, DECEMBER 31, 1992               $1,356   $  496 $105,699 $17,451  $315,698$  (29,955)   $  (100)
Net (loss)                                                                 (179,775)
Dividends declared:
  Common stock A, $.435 per share                                            (5,850)
  Common stock B, $.435 per share                                            (2,141)
Other common stock transactions, net        (20)     (17) (1,708)    (605)   (4,392)
Restricted Stock Purchase Plan, net          39       20   6,694    3,400              (8,493)
Amortization of Unearned ESOP Compensation                (2,636)    (807)      480     7,445
Unrealized loss on investments                                                                       (89)
BALANCE, DECEMBER 31, 1993               $1,375   $  499 $108,049 $19,439  $124,020$  (31,003)    $ (189)


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


(a) Represents net unrealized gains or losses on marketable securities held by the insurance subsidiary.

                  FIGGIE INTERNATIONAL INC. AND SUBSIDIARIES







                     CONSOLIDATED STATEMENTS OF CASH FLOWS

            FOR THE YEARS ENDING DECEMBER 31, 1993, 1992, and 1991
                           (in thousands of dollars)

                                                 1993      1992       1991
Cash flows from operating activities:
  Income from continuing operations           $(179,334)$  18,878  $  14,993
  Income from discontinued operations            (6,280)    9,421     15,076
  Cumulative effect of accounting change          5,839         -          -
  Adjustments to reconcile net income to net
   cash provided by operating activities-
    Change in accounting estimate                77,344         -          -
    Depreciation and amortization                43,114    41,621     38,931
    Undistributed equity losses                    (485)      251        611
    Amortization of unearned ESOP compensation    4,482     6,312      6,020
    Net gain on sale of property, plant, and equipment(14,262)(2,496)   (360)
  Other, net                                     56,520    (3,436)    11,499
  Changes in assets and liabilities, net of
   effects from purchase of businesses-
  (Increase) decrease in trade accounts receivable(19,088) 56,954     (8,497)
  Increase (decrease) in allowance for doubtful
   accounts                                       1,531      (682)      (284)
  (Increase) decrease in finance receivables    (13,602)  (11,220)    (1,000)
  (Increase) decrease in inventories              9,083     6,314     30,417
  (Increase) decrease in prepaid expenses        (2,568)   (1,368)      (443)
  (Increase) decrease in prepaid pension cost    (3,150)   (1,804)    (1,079)
  (Increase) decrease in other assets           (10,552)  (37,652)    (1,112)
  Increase (decrease) in accounts payable        38,882     6,959      5,525
  Increase (decrease) in accrued expenses        39,330    (9,642)    (9,134)
  Increase (decrease) in deferred and accrued taxes(62,131) 8,837      4,650
  Increase (decrease) in insurance loss reserves  1,303     1,292      2,317
  Increase (decrease) in other long-term liabilities(173)  (3,453)     4,188
  Increase (decrease) in unearned premiums        1,757       130      4,649













 Net cash provided (used) by operating activities   (32,440)    85,216   116,967

Cash flows from investing activities:
  Capital expenditures                         (109,557) (100,354)   (96,270)
  Payment for purchases of businesses and
   investments, net of cash acquired             (5,661)   (9,792)    (8,332)
  Proceeds from sale of property, plant, and equipment73,95274,756    19,487
  Purchases of marketable securities, net         6,573   (13,159)   (17,171)

 Net cash provided (used) in investing activities   (34,693)   (48,549)  (102,286)

Cash flows from financing activities:
  Proceeds from long-term debt                   12,104    34,782     70,692
  Principal payments on long-term debt          (38,147)  (69,830)   (79,150)
  Net borrowing under(repayments of)notes payable,
   net of effects from purchases of businesses  102,842     4,893       (319)
  Dividends paid                                 (7,991)   (9,254)    (9,309)
  Common stock transactions, net                 (6,157)    (3,091)    (3,036)

 Net cash provided by (used by) financing activities    62,651   (42,500)    (21,122)

Net increase (decrease) in cash and equivalents  (4,482)   (5,833)    (6,441)
Cash and equivalents at beginning of year        14,613    20,446     26,887

Cash and equivalents at end of year          $   10,131$   14,613 $   20,446

     - Continuing operations                 $    6,833$   13,133 $   11,956

     - Discontinued operations               $    3,298$    1,480 $    8,490


Supplemental disclosures of cash flow information:

 Cash paid during the year for -
  Interest (net of amount capitalized)        $  36,781 $  38,550  $  39,532
  Domestic federal income taxes                     652     5,564      5,214















The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

          FIGGIE INTERNATIONAL INC. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1993

(1)  Summary of Significant Accounting Policies:

 PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of Figgie International Inc. and its majority-owned subsidiaries (collectively the Company). All significant intercompany transactions and accounts have been eliminated in consolidation.

 MARKETABLE SECURITIES. At December 31, 1993 and 1992, marketable securities consisted primarily of marketable equity securities and U.S. Treasury Notes and Bonds. The investments are carried at the lower of cost or market value. There was no significant difference between cost and market value at December 31, 1993 and 1992.

 ACCOUNTS RECEIVABLE.

   Accounts receivable are comprised of the following:
                                   (in thousands of dollars)






                                           1993      1992
   Receivables sold                      $     -   $ 30,000
   Less receipts                               -     30,000
     Due from bank                             -          -
   Trade accounts receivable              145,663   122,816
   Allowances for uncollectible accounts   (1,376)     (107)
                                         $144,287  $122,709







   Beginning in 1992, pursuant to the terms of a non-notification, non-recourse financing program, the Company sold certain of its accounts receivable to a bank on a pre-approved basis. A service charge is assessed on receivables sold, and interest is charged on advances on uncollected sold receivables at approximately the same rate as the Company's revolving credit agreement. Total service charges for 1993 and 1992 were $241,238 and $71,000, respectively. Interest charges for 1993 and 1992 were $769,781 and $110,000, respectively. As of December
   31, 1993, there were no balances outstanding under this program. The carrying amount of accounts receivable approximates fair market value due to their current nature.

   The Company's finance receivables bear interest which approximates current market rates and therefore the carrying amount approximates fair market value.

 INVENTORIES. All inventories are carried at the lower of first-in first-out (FIFO) cost or market value. It is impractical to segregate inventories into major classes due to the nature of the items and the businesses carried on by the Company and its subsidiaries.

 CONTRACTS IN PROCESS. Contracts in process are generally accounted for under the percentage-of-completion method, using costs incurred to date in relation to estimated total costs of the contracts to measure the stage of completion. The cumulative effects of revisions of estimated total contract costs and revenues are recorded in the period in which the facts requiring the revision become known. When a loss is anticipated on a contract, the full amount thereof is provided currently. Claims, including change orders, are recorded at estimated recoverable amounts. The amounts of retainages and amounts representing claims or other similar items subject to uncertainty included in trade accounts receivable were not material. At December 31, 1993 and 1992, approximately $31,878,000 and $27,669,000, respectively, were included in trade accounts receivable but had not been billed due primarily to differences in the billing and production cycles. Other long term contract costs included in trade accounts receivable at December 31, 1992 amounted to $1,419,000. There were no other long-term contract costs included in trade accounts receivable at December 31, 1993. Included in trade accounts receivable at December 31, 1993 is $4,821,000, which is not expected to be collected within the next year. The amount of contracts in process and progress payments applied against contracts in process included in inventories was $198,094,000 and $195,138,000, respectively, at December 31, 1993, and $226,070,000 and $224,007,000, respectively, at December 31, 1992.

 PROPERTY, PLANT, AND EQUIPMENT.  Property, plant, and equipment values are stated at cost and depreciated over the estimated useful lives of the assets, generally by the straight-line method. The principal rates
   of depreciation are:   Buildings, 2-1/2%; Machinery and Equipment, 8-
   1/3%; Rental Equipment, 12-1/2% and 25%; Leasehold Improvements, life of lease. Oil and gas properties are amortized on the unit of production method.

 CAPITALIZATION OF INTEREST. The Company capitalizes interest costs during the development period of certain properties. Total interest capitalized was approximately $608,288 in 1993, $2,577,000 in 1992, and $2,872,000 in 1991.

 INVESTMENTS. Investments in unconsolidated minority owned companies are carried on the equity basis, which approximates the Company's equity in their underlying net book value.

 INTANGIBLES.  Goodwill accounts, which represent costs in excess of net assets of purchased businesses, are generally amortized over a 40-year
   period.    At December 31, 1993 and 1992, accumulated amortization was
   $19,404,000 and $16,794,000, respectively. Management, which regularly evaluates its accounting for goodwill considering principally historical and projected operating results, believes that the asset is realizable and the amortization period appropriate. Patents are amortized over their statutory or estimated useful lives. As of December 31, 1993 and 1992, accumulated amortization was $5,178,000 and $5,054,000, respectively.

 RESTRUCTURING CHARGES. Restructuring charges, included in the accompanying consolidated statements of income, include costs associated with the relocation and consolidation of various Company facilities and operations, provisions for anticipated losses on sales of real estate, consulting fees to assist with the development of strategic business plans, and costs incurred in retooling its plants.

 RESEARCH AND DEVELOPMENT COST.  During 1993, 1992, and 1991, approximately
   $26,897,000, $8,333,000, and $13,916,000, respectively, was included in cost of sales for research and development.

 FACTORY AUTOMATION COSTS. The Company has incurred certain costs directly related to its factory automation project encompassing owned and leased machinery, software, and outside consultant fees. The owned machinery component of these project costs is depreciated in accordance with the useful lives discussed above. All other project costs are expensed as incurred. Prior to December 31, 1993, all other project costs were deferred and amortized over a period not exceeding five years. See
   Note 15, "Accounting Change".

 INCOME TAXES. The provision (benefit) for income taxes is based upon results from continuing operations before the cumulative effect of change in accounting. Results from discontinued operations have been disclosed net of tax.

   The Company adopted Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes", effective January 1, 1993. The cumulative effect of such adoption was to increase earnings by $5,839,000, or $.33 per share, for the year ended December 31, 1993. This accounting standard was adopted prospectively in 1993; all prior periods have not been restated.

   The 1993 benefit for federal income taxes includes a charge of $1,992,000 which represents the effect of the U.S. federal income tax rate increase from 34% to 35% on net deferred tax liabilities.

   Since it is not practicable to determine the tax effect of accumulated unremitted foreign earnings as of January 1, 1993, the Company has elected to prospectively provide deferred U.S. income taxes on foreign earnings which are taxed at a rate below that of the U.S. statutory rate of 35%. Management believes that any liability related to the remittance of foreign earnings from continuing operations would not be material to the financial statements.

 EARNINGS PER SHARE. Earnings per common share are based upon the weighted average number of shares outstanding during each year (17,774,900 in 1993, 17,539,472 in 1992, and 17,451,099 in 1991). The unallocated shares of the non-leveraged Employee Stock Ownership Plan are not considered outstanding for earnings per share purposes. For 1993, pursuant to the adoption of Statement of Position 93-6 "Employers' Accounting for Employee Stock Ownership Plans", the unallocated shares of the leveraged Employee Stock Ownership Plan are not considered outstanding for earnings per share purposes. These shares were considered outstanding for 1992 and 1991 earnings per share.

 FOREIGN CURRENCY TRANSLATION.

   For most international operations, assets and liabilities are translated at year-end exchange rates, and income statement items are translated at average exchange rates prevailing during the year.
   Translation adjustments are recorded as a separate component of stockholders' equity. An analysis of this account follows:

                                  (in thousands of dollars)
                                     1993     1992    1991
   Balance at beginning of year    $(16,093)$ (5,287)$ (3,875)
   Translation adjustments           (2,863) (10,806)  (1,412)
   Balance at end of year          $(18,956)$(16,093)$ (5,287)

   For international operations in hyperinflationary economies, certain assets (principally inventory and depreciable equipment) and liabilities and related income statement accounts are translated at exchange rates in effect when the assets were acquired or the liabilities were incurred. All other assets and liabilities are translated at year-end exchange rates, and all other income and expense items are translated at average exchange rates prevailing during the year.  These translation adjustments are included in income.  Foreign currency translation gains included in income in 1993, 1992, and 1991 were $924,000, $615,000, and $559,000, respectively.

 CASH AND CASH EQUIVALENTS. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The carrying amount of cash equivalents approximates their fair market value due to the short maturity of those investments. The effect of foreign currency translation on cash held by foreign divisions is not material.

 OTHER ASSETS. Included in other assets in the accompanying balance sheet are amounts representing the estimated net realizable value of net assets of the Company's finance subsidiary, which continues to be held for sale, approximating $38,157,000 and $62,192,000 as of December 31, 1993 and 1992, respectively.

 SELF-INSURANCE PROGRAMS. The Company is self-insured for certain levels of general liability and workers' compensation coverage. Estimated costs of these self-insurance programs are accrued at present values based on projected settlement dates for known and anticipated claims. Any resulting adjustments to previously recorded reserves are reflected in current operating results.

 RECLASSIFICATION OF AMOUNTS. Certain amounts for 1992 and 1991 have been reclassified to reflect comparability with account classifications for 1993.

(2)  Liquidity and Restructuring Plans:

   As a result of 1993 operating results, the Company was not in compliance as of December 31, 1993 with certain financial covenants contained in certain debt agreements, which permit its lenders to accelerate the due date on its debt; however the Company has subsequently received temporary waivers with respect to those financial covenants. Since permanent waivers or modifications of these covenants have not been obtained, $271 million of long-term debt has been classified as current.

   The Company is currently negotiating with banks party to its revolving credit facility, other domestic and foreign banks, and other financial institutions in an effort to finalize a satisfactory restructuring of its debt. As part of the restructuring plan, the Company intends to dispose of certain businesses under a divestiture program designed to pay down debt through the use of proceeds upon sale. See Note 3, "Discontinued Operations".

   The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's ability to continue as a going concern is dependent upon its ability to successfully complete its debt restructuring efforts. Until such debt restructuring is completed, there is substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

(3)  Discontinued Operations:

   In December of 1993, the Company instituted a divestiture plan as part of its debt restructuring efforts to dispose of certain businesses through unrelated sales transactions. These entities represent separate major lines of business, class of customers, or non-reportable business segments and, accordingly, have been treated as discontinued operations as required by generally accepted accounting principles. As a result of this treatment, the accompanying consolidated financial statements have been reclassified to report separately the net assets and operating results of the following operations: Rawlings Sporting






   Goods, Sherwood-Drolet Corp. Ltd., Advance Security, American Lafrance, Safety Supply America, Medical Devices, Huber/Essick/Mayco Pump, Cardinal Casualty Co., Colony Insurance Co., Hamilton Insurance Co., Waite Hill Services.







   Net assets of the discontinued operations at December 31, 1993 consisted primarily of accounts receivable, inventory, and machinery and equipment offset by insurance loss reserves related to the insurance companies.

   As a group, the discontinued operations represented sales volumes of $379 million, $380 million, and $401 million for 1993, 1992, and 1991, respectively, and are excluded from the reported sales amounts. Net income from discontinued operations includes provisions for federal and state taxes at the statutory rates for the applicable period.

   No provision for loss on disposal of discontinued operations has been provided as the Company expects its divestiture plan to result in a net gain. During the first quarter of 1994, the Company sold Advance Security to a privately held corporation. Although the transaction is not closed, the Company is estimating a financial reporting gain of approximately $21 million, subject to any adjustments pursuant to the terms of the agreement.


(4) Income Taxes:

    Income tax provision (benefit) consists of the following components:
                                        (in thousands of dollars)
                                          1993      1992       1991






    Current Provision (Benefit):
      Domestic                         $ (31,689)$ (20,033)  $ (4,035)
      Foreign                               (660)    2,068      2,128
        Total                            (32,349)  (17,965)    (1,907)

    Deferred Provision (Benefit):
      Domestic                           (29,576)   23,151      4,110
      Foreign                             (3,128)      (93)       (50)
        Total                            (32,704)   23,058      4,060







    U.S. State Income Taxes (Benefit)     (6,142)    1,546      1,219
    Total from Continuing Operations     (71,195)    6,639      3,372

    Discontinued Operations               (3,891)    6,283      9,799
    Cumulative Effect of Change in Accounting   (5,839)        -       -

    Total Tax Provision (Benefit)      $ (80,925)$  12,922   $ 13,171


    The following table contains a reconciliation of the actual tax provision
      (benefit) to the U.S. federal income tax rate effective for each year for continuing operations:
                                          1993      1992       1991
    Statutory Federal Tax Rate             (35.0)     34.0       34.0

      Benefit and Insurance Plans              -      (6.0)      (6.9)
      Foreign Sales Corporation             (0.3)     (2.5)      (5.0)
      International Rate Differential          -       1.1        2.2






      Goodwill                               0.3       2.4        3.0
      Other (net)                            3.3      (1.9)      (5.1)
      State Income Taxes (Net of
        Federal Tax)                        (1.6)      4.0        4.4
      Current Effect of Change in Federal Rate0.8        -          -
      Valuation Allowance (Net of Tax Credits)     4.1    (5.1)    (8.2)

    Net difference between effective rate and
      U.S. statutory rate                    6.6      (8.0)     (15.6)

    Effective Tax Rate (Benefit)           (28.4)     26.0       18.4








    The components of the net deferred tax liability as of December 31, 1993 are as follows:
                                              (in thousands of dollars)
                                                           1993
      Deferred Tax Assets:
        Allowance for doubtful accounts                $   4,664
        Deferred compensation plans                        5,307
        Insurance and other reserves                       7,586
        Contingency reserves                               7,771
        Factory automation                                 6,873
        Inventory reserves                                 4,026
        Operating losses and tax credit carryforwards (net)19,365
        Other (net)                                       10,807
        Foreign (net)                                      3,031







      Total deferred tax assets                           69,430

    Deferred Tax Liabilities:
      Property, plant and equipment                      (41,291)
      Benefit plans                                      (11,243)
      Intangible drilling costs                           (5,029)
      Other (net)                                        (32,471)

      Total deferred tax liabilities                     (90,034)

    Net deferred tax liabilities                       $ (20,604)


    As of December 31, 1993, the Company, for tax reporting purposes, has tax credit carryforwards of $19,898,000 which will begin to expire in 1994, and operating loss carryforwards of $31,791,000 which will begin to expire in 1996.

(5) Notes Payable:







    At December 31, 1993 and 1992, the Company was obligated under various short-
       term borrowings as follows:
                                   (in thousands of dollars)
                                   1993 (c)              1992
                              Balance    Average   Balance    Average
                            Outstanding    Rate  Outstanding    Rate
    Lines of Credit (a)     $     8,029    9.34% $    15,172    6.51%
    Other (b)                    82,862    5.12%      32,575    3.89%







    Total                   $    90,891          $    47,747


    (a) Unused Lines of Credit totaled $6,027,000 and $30,034,000 at December 31,
        1993 and 1992, respectively.
    (b) Unused other lines of credit, primarily uncommitted, totaled $0 and $48,675,000 at December 31, 1993 and 1992, respectively.
    (c) The carrying amount of short-term borrowings approximates their fair value due to their short-term nature and variable interest rates.

    The amounts which remain outstanding at December 31, 1993 are pursuant to demand obligations.  Subject to certain conditions, the Company has temporary arrangements with the note holders pursuant to which amounts outstanding will not be demanded, pending the outcome of the Company's debt restructuring efforts.


(6) Debt:

    Total debt at December 31, 1993 and 1992 consisted of the following:

                                     (in thousands of dollars)
                                         1993              1992
                                   Financial      Fair    Financial
                                Reporting Value  ValueReporting Value
   Notes and mortgages payable:






    Revolving credit agreement      $150,000   $150,000    $ 80,000
    9.875% Notes due 1999            174,000    176,610     174,000
    8.49% Notes due 1993                                      5,000
    ESOP Note due 1996                10,000     10,000      10,000






    4.25% Note due 1993                                       6,000
    4.531% Note due 1993                                      2,000
    8.0% Note due 1994                                        2,000
    6.55% Note due 1995                                       5,000
    5.97% Note due 1995                                       5,000
    6.75% Note due 1995               15,000     15,000      25,000
    3.94% Note due 1994               10,000     10,000
    Mortgage notes payable at various
      dates to 2009 with interest rates
      ranging from 7.0% to 12.25%     64,666     64,666      68,174
    Other debt and notes payable at
      various dates to 2002 with
      interest rates ranging from
      3.0% to 12.0%                      614        614         923

      Total notes and mortgages payable424,280  426,890     383,097

    Obligations under capital lease   10,012     10,012      11,751
    Subordinated Debt:
      10.375% Debentures due 1997     11,000     11,028      11,214

      Total                          445,292  $ 447,930     406,062

    Less - current maturities        109,674                 40,939
    Less - Long-Term Debt classified
            as current               270,952                      -
      Long-term debt               $  64,666              $ 365,123

 The fair value of the Company's debt is estimated based on the quoted market price for the same or similar issues or on the estimated current rates available to the Company for debt of the same remaining maturities.

 The Company had available a Revolving Credit Agreement (Agreement) in the amount of $150,000,000 provided by a group of nine banks, with interest at either the Base Rate, Certificate of Deposit rates, or Eurodollar rates, as defined in the Agreement, at the option of the Company. The Agreement required the Company to pay a facility fee of 1/4 of 1% on the entire commitment and a commitment fee of 1/8 of 1% on the unused portion of the commitment. The outstanding balance in the amount of $150,000,000 was converted to a two-year term loan effective December 31, 1993, requiring quarterly principal payments in equal amounts until December 31, 1995 at the current interest rate of 6.25%. As a result of the current year operating loss, the Company was not in compliance as of December 31, 1993 with certain financial covenants contained in the Agreement and did not make its first quarter scheduled principal payment. The Company subsequently received a temporary waiver with respect to the financial covenants and non-payment. Pending completion of the Company's debt restructuring efforts, the entire balance of the term loan is presented as long-term debt classified as current in the accompanying consolidated balance sheet.

 In October 1989, the Company completed the registration and sale of $175,000,000 of 9.875% Senior Notes due October 1, 1999. During 1990,
   $1,000,000 of the notes were repurchased on the open market. Interest is payable semi-annually on April 1 and October 1, commencing April 1, 1990. The net proceeds of the offering, totaling approximately $173,560,000, were used to reduce variable-rate debt that had been used to finance operations, acquisitions, and repurchases of shares. While the Company is in compliance with the Indenture Agreement, the amount due under the Senior Notes has been classified as a current liability in the accompanying consolidated balance sheet, pending completion of the Company's debt restructuring efforts.

 The ESOP Note is payable in equal annual installments through 1996. This note bears interest at 85% of the lender`s base rate. The December 31, 1993 payment of $2,500,000 was waived pending restructuring of the Company's total debt facility. Pending completion of the Company's debt restructuring efforts, the ESOP Note is presented as long-term debt classified as current in the accompanying consolidated balance sheet.







 The 10.375% subordinated debentures are redeemable at a premium prior to






   1998. The Company is required to make annual payments of $1,500,000 into a sinking fund through 1997, with a $5,000,000 payment in 1998. All required redemptions have been made. While the Company is in compliance as of December 31, 1993 with the subordinated indenture agreement, the amounts due under the subordinated debentures have been presented as long-term debt classified as current in the accompanying consolidated balance sheet pending completion of the Company's debt restructuring efforts.

 The Company was not in compliance, as of December 31, 1993, with certain financial covenants contained in its 3.94% Notes; however, it has subsequently received temporary waivers with respect to those financial covenants. Pending completion of the Company's debt restructuring efforts, the notes are presented as long-term debt classified as current in the accompanying consolidated balance sheet.

 While the Company was in compliance as of December 31, 1993 with the covenants contained in the 6.75% Note Agreement, the amount due has been presented as long-term debt classified as current in the accompanying balance sheet pending completion of the Company's debt restructuring efforts.

 Mortgage notes payable are secured by real property and are non-recourse to the Company. The Company was in compliance at December 31, 1993 with these mortgage notes. These mortgage notes payable are classified as long-term debt in the accompanying consolidated balance sheet.

 Excluding the effects of any final negotiations with its lender, the scheduled principal payments on the long-term debt, excluding the obligations under capital leases, are approximately as follows: 1994 - $105.0 million; 1995 - $87.7 million; 1996 - $7.8 million; 1997 - $6.7 million; 1998 - $9.3 million; and $218.8 million thereafter.

(7) Leases:

 The Company operates various facilities and equipment under lease arrange-






   ments that are classified as capital leases. The following is a summary of assets under capital leases:

                                      (in thousands of dollars)
                                             December 31
   Classes of Property:                    1993          1992
   Buildings                            $      75     $      75
   Machinery and equipment                 27,290        32,997
      Total                                27,365        33,072
   Less accumulated amortization           14,825        15,247
      Net                               $  12,540     $  17,825

      The following is a schedule by year of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 1993:

                                                  (in thousands
                                                   of dollars)

   Year Ending December 3l,






      1994                                           $  5,188
      1995                                              3,313
      1996                                              1,639
      1997                                                881
      1998 and Later                                      226



      Total minimum lease payments                     11,247

      Less amount representing interest                 1,235

      Present value of net minimum lease payments   $  10,012


   The Company leases various facilities and equipment under operating lease arrangements.  Rental commitments under noncancellable operating leases, including the effects of the sale/leaseback transactions discussed below, as of December 31, 1993, were as follows:
                                                 (in thousands
                                                  of dollars)
   Year Ending December 31,
     1994                                            $ 29,340
     1995                                              28,212
     1996                                              25,889
     1997                                              24,090
     1998                                              18,405
     Later years                                       40,413







     Total minimum payments required                 $166,349


   In 1992, the Company completed a sale/leaseback of certain machinery and equipment. The machinery and equipment were sold for $49 million with the proceeds used to repay existing capital lease debt ($23.3 million), expenses of the transaction ($.7 million), and bank debt
     ($25 million). In 1993 the Company completed sale/leaseback transactions of certain machinery and equipment with sales totaling
     $6 million. The proceeds were used to repay bank debt. There were no gains recognized from these transactions. On these and certain other machinery and equipment operating leases, the Company has guaranteed the lessors residual values of approximately 15% of the original cost of the machinery and equipment at the end of the lease terms.

   In 1993, the Company completed sale/leaseback transactions of certain rental equipment. The rental equipment was sold for $50 million with the proceeds used to repay expenses of the transaction ($.7 million)






     and bank debt ($49.3 million). Total deferred gain on these transactions was $11.7 million, which will be recognized as income over the applicable lease terms. During the terms of these leases, the Company has the option to repurchase the lessor's rights in specific equipment by replacing the equipment with equipment of comparable value. On these and certain other rental equipment operating leases, the Company has guaranteed the lessors residual values of approximately 88% of the replacement cost, as defined, of the rental equipment at the end of the lease terms.

   Due to the 1993 operating results and the planned disposition of certain businesses, the Company was in non-compliance with certain operating lease covenants; however, it has received temporary waivers. Non-






     compliance with these operating lease covenants beyond the current or future waiver periods could prohibit the Company from exercising renewal options and may require the re-negotiation of these operating leases or result in the acceleration of the residual value guarantees.

   Total operating lease expense was approximately $28,292,000 in 1993, $21,666,000 in 1992, and $19,205,000 in 1991.

(8) Contingent Liabilities:

   As reported under Item 3 "Legal Proceedings", the Company appealed to the United States Court of Appeals for the Ninth Circuit from a Federal District Court's summary judgement against the Company in a suit brought by the Federal Trade Commission seeking consumer redress in connection with the sale of heat detectors manufactured by the Company's Interstate Engineering division. In a Per Curiam opinion filed on May 7, 1993, the Court of Appeals affirmed in part and vacated in part the judgement of the District Court. The Court of Appeals held that the District Court had committed error in ordering the Company to pay a minimum amount of approximately $7,600,000 but held that the Company could be required to pay refunds to those buyers who, after notification, can make a valid claim for redress. The Company's subsequent petition for a writ of certiorari to the






     United States Supreme Court was denied and the Company is working with the Federal Trade Commission to implement a redress program. The Company has provided a reserve for the estimated liability related to this matter.

   In two separate suits, three stockholders of the Company filed derivative complaints during 1993 in the Common Pleas Court of Lake






     County, Ohio seeking recovery on behalf of the Company for alleged self-dealing, waste of corporate assets, asset overstatements, gross mismanagement and participation or acquiescence in such practices by Directors of the Company, all of whom were named as defendants. The Court has consolidated the two suits and the defendants have filed motions to dismiss.

   Additionally, the Company and its subsidiaries are defendants in various lawsuits arising in the ordinary course of business. The Company has provided a reserve for the estimated liability related to known cases. In the opinion of management, any additional liability with respect to these matters will not have a material effect on the Company's financial statements. Costs incurred by the Company in the performance of U.S. Government contracts are subject to audit. In the opinion of management, the final settlement of these costs will not result in significant adjustments to recorded amounts.

(9) Pension and Employee Stock Ownership Plans

   The Company has pension plans covering the majority of its employees.
     The plan benefits for salaried employees are based on employees' earnings during their years of participation in the plan. Hourly employees' plan benefits are based on various dollar units multiplied by the number of years of eligible service as defined in each plan. The Company's policy has been to fund amounts as necessary on an actuarial basis to comply with the Employee Retirement Income Security Act of 1974. In addition, the Company has adopted a nonqualified supplemental retirement plan covering certain officers and senior executives.













   Net pension expense for continuing and discontinued operations included the following components:

   (in thousands of dollars)       1993       1992       1991

   Service cost-benefits earned
    during period               $  3,399   $  3,663   $  3,510

   Interest cost on projected
    benefit obligation             5,145      4,673      4,271

   Actual return on assets        (6,788)    (3,405)   (7,397)

   Net amortization and deferral   1,251     (1,605)     3,006

   Net pension expense          $  3,008   $  3,326   $  3,390

   The funded status of the Company's domestic and international plans in 1993 and 1992, along with the amounts recognized in the Company's consolidated balance sheets, were as follows:

                                  1993                   1992
                            Assets     Accum.     Assets     Accum.
                            Exceed     Benefits   Exceed     Benefits
                            Accum.     Exceed     Accum.     Exceed
(in thousands of dollars)   Benefits   Assets     Benefits   Assets

Accumulated
 benefit obligations       $ 55,637   $ 12,594   $ 23,114   $ 26,994

Vested benefit obligations $ 51,479   $ 11,805   $ 22,637   $ 24,131

Plan assets at fair value  $ 64,417   $    269   $ 38,490   $ 17,432
Projected benefit obligations (59,645) (14,374)   (24,193)   (33,104)













Assets over (under) projected
 benefit obligation           4,772    (14,105)    14,297    (15,672)

Unrecognized net (assets)
 liabilities at December 31  (5,715)     1,118     (6,301)     1,278

Unrecognized net (gain) loss 10,757      3,252        (94)     3,591

Prior service cost not yet
 recognized                     777      3,940        571      5,481

Adjustment required to
 recognize minimum liability       -    (6,530)       (51)    (4,577)

Prepaid pension cost
 (liability) at December 31$ 10,591   $(12,325)  $  8,422   $ (9,899)


 The weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of projected benefit obligations were 7.5% and 5.0% for 1993 and 8.75% and 5.0% for 1992 and 1991. The expected long-term rate of return on assets was 10% for all years. Prior service costs are being amortized over the estimated remaining service lives of the participants.

 The plans' assets consist primarily of listed common stocks, corporate and government bonds, real estate investments, and cash and cash equivalents. The plans' assets included 28,883 and 20,742 shares of the Company's Class A Common Stock and 52,115 and 41,707 shares of the Company's Class B Common Stock as of December 31, 1993 and 1992, respectively.







 The Company maintains two employee stock ownership plans: a leveraged plan
   (the ESOP) and a non-leveraged plan (the New ESOP).

 The ESOP holds a $20,000,000 note that is guaranteed by the Company and bears interest at 85% of the lender's base rate. The note is currently paying interest at a 5.1% rate, which, in management's opinion, fully reflects the current market rate for a similar facility. The remaining balance outstanding of $10,000,000 as of December 31, 1993 consists of $2,500,000 past due, and the remaining $7,500,000 is payable in equal annual installments of $2,500,000 through 1996. The ESOP used the proceeds from the note to purchase 756,195 Class B shares, which are allocated to active participant accounts each December 31 on a ratable basis as the note is repaid. Contributions to fund the interest requirements of the loan are reflected as interest expense in the accompanying consolidated statements of income, approximating $365,000, $290,000, and $756,000 (net of dividends of approximately $328,000 in 1993 and $374,000 in 1992 and 1991), were made by the Company during 1993, 1992, and 1991, respectively. During 1993, the Company elected to prospectively account for the ESOP under the provisions of Statement of Position 93-6, "Employers Accounting for Employee Stock Ownership Plans." This election allows the Company to measure the compensation expense based on the market value of the shares on the date of allocation.

 The New ESOP was established in 1989 by the transfer of surplus assets from a terminated benefit plan. The New ESOP used the transferred funds to directly and indirectly purchase 1,124,682 Class A and 440,796 Class B shares. Under the terms of the New ESOP, no less than 12.5% of the total shares are to be annually allocated to active participant accounts based upon a formula utilizing salary and years of service. The amortization to expense of the New ESOP unearned compensation is based on the fair market value of the shares on the date of allocation. Dividends on unallocated shares are charged to expense.






 Compensation expense associated with the allocation of ESOP and New ESOP shares is as follows:

(in thousands of dollars)     1993       1992      1991
           ESOP             $1,288    $2,500  $2,500
           New ESOP          2,708     3,311   2,920
           Dividends           486       501     600
                            $4,482    $6,312  $6,020






 The Company also maintains the Figgie International Inc. Stock Bonus Trust and Plan (the Stock Plan). Under this Plan, shares of the Company's Class B Common Stock are allocated to eligible employee accounts each December 31 based on salary. The Company did not make contributions to this plan in 1993, 1992, or 1991. The Stock Plan held 378,402 and 410,809 shares of the Company's Class B Common Stock as of December 31, 1993 and 1992, respectively.

 In addition to providing pension benefits, the Company and its subsidiaries provide certain health care and life insurance benefits for certain retired employees. A small percent of the Company's employees become eligible for these benefits paid by the Company if they reach retirement age while working for the Company. For 1993, 1992, and 1991, those premiums approximated $20,000 annually. Most of the Company's salaried employees are eligible for medical benefits at retirement by paying the full cost of the benefits.

 The Company adopted FASB Statement No. 106, "Employers' Accounting for
   Postretirement Benefits Other Than Pensions" in 1993. Adoption of this statement did not have any effect on the financial statements.

(10)  Capital Stock:

   The authorized, issued, and outstanding shares of each of the Company's classes of capital stock were as follows:

                      CurrentlyIssued and Outstanding at December 31
                     Authorized       1993      1992     1991
      Preference Stock,
        $1 par value  3,217,495             -         -        -


      Class A Common
        Stock, 10 cents
        par value    18,000,000    13,750,86313,566,40713,607,051







      Class B Common
        Stock, 10 cents
        par value    18,000,000     4,988,507 4,957,3005,020,498


  Each share of Class A Common Stock is entitled to one-twentieth of one vote per share, while each share of the Class B Common Stock is entitled to one vote per share, except, in each case, with respect to shares beneficially owned by a Substantial Stockholder (as defined in the Company's Restated Certificate of Incorporation, as amended), in which case the voting rights of such stock will be governed by the appropriate provisions of the Company's Restated Certificate of Incorporation. It is the Company's current policy to declare and pay dividends, if any, to holders of Class A Common Stock in an amount per share equal to those paid to holders of Class B Common Stock.







(11) Restricted Stock Purchase Plan:

  Under the 1993 Restricted Stock Purchase Plan for Employees (the "1993
    Employees Plan"), up to 800,000 shares each of either Class A or Class B Common Stock were authorized for issuance and executive officers and other key employees were granted the right to purchase Common Stock at prices substantially below market value. The purchase of Class A and Class B Common Stock under this plan entitles the employee to full voting and dividend rights, but the shares cannot be sold, transferred, or pledged, and the certificates representing the shares are retained in the custody of the Company. At the earliest of retirement, death, or total disability of the employee, or termination of the plan, these restrictions on transferring, pledging, or selling the shares expire, and the employee or heirs take unrestricted custody of the stock. In the event the employee leaves the Company prior to any of these occurrences, the Company can repurchase the shares (or, in the case of retirement, a portion of the shares) at the lower of the original purchase price paid by the employee or the then prevailing market price. At December 31, 1993, 402,833 shares of Class A Common Stock and 156,877 shares of Class B Common Stock, respectively, subject to the above restrictions, were outstanding under the 1993 Employees Plan. At December 22, 1992, 442,978 shares of Class A Common Stock and 92,720 shares of Class B Common Stock, subject to similar restrictions, were outstanding under the predecessor 1988 Restricted Stock Purchase Plan for Employees (the "1988 Employees Plan"). On December 22, 1992, the 1988 Employees Plan was terminated and all restrictions on outstanding shares lapsed.

  Under the 1993 Restricted Stock Purchase Plan for Directors (the "1993
    Directors Plan"), up to 75,000 shares of Class B Common Stock were authorized for possible issuance and certain Directors of the Company were granted the right to purchase shares of Class B Common Stock at prices substantially below market value. The 1993 Directors' Plan contains restrictions and other provisions similar to those of the 1993 Employees Plan. At December 31, 1993, 39,000 shares of Class B Common Stock, subject to the above restrictions, were outstanding under the Directors' Plan. At December 31, 1992, 42,000 shares of Class B Common Stock, subject to similar restrictions, were outstanding under the predecessor 1988 Restricted Stock Purchase Plan for Directors (the "1988 Directors Plan"). On July 1, 1993, the 1988 Directors Plan terminated and all restrictions on outstanding shares lapsed.

  The excess of the market price over the purchase price of the shares at date of grant of $643,500 and $8,923,975 for the Directors' Plan and the Employee's Plan, respectively, is deferred as Unearned Compensation and is being amortized as compensation expense. Unamortized amounts
    (unearned compensation) are shown as a reduction of stockholders' equity. Under the various plans, the following amounts were amortized to expense:

                       (in thousands of dollars)
                                 1993
    1993 Employees Plan         $  885
    1993 Directors Plan             64

      Total                     $  949








                                 1993      1992     1991






    1988 Employees Plan         $    -    $4,690   $3,070
    1988 Directors Plan            126       245      238

      Total                     $  126    $4,935   $3,308


(12)  Land and Land Improvements:

  The Company's real estate subsidiary develops land for recreational, residential, and commercial purposes. Such investments in development land were $50,238,000 and $57,433,000 at December 31, 1993 and 1992,
    respectively. Related mortgage debt was $436,000 at December 31, 1993, and $530,000 at December 31, 1992. Excess of investment over mortgage debt was financed by the Company's Revolving Credit Agreement and borrowings of the subsidiary under its own credit agreements.

(13)  Purchase of Businesses:

  In 1993 and 1992, the Company purchased businesses for a total cash consideration of $5,892,000 and $2,913,000, respectively. All the acquisitions are included in existing product groups.

  All acquisitions were accounted for by the purchase method of accounting, and the difference between the fair value of net assets acquired and the purchase consideration has been allocated to goodwill. The results of operations of these purchased businesses are not material to consolidated totals and have been included in the accompanying consoli-dated statements of income since the dates of acquisition.

  Increases of $4,126,000 and $3,100,000 were recorded in goodwill relating to the purchases of businesses in 1993 and 1992, respectively.

  Additionally, in 1992 the Company purchased a 20% interest in a medical products company for $7,432,000.

(14)  Business Segment Data:

  The Company's operations are conducted through five business segments.
    These segments and the primary operations of each are described on pages 2 through 9.

  Pages 11 through 13 contain a summary of certain financial data for each business segment for 1993, 1992, and 1991. Information concerning the content of this financial data is as follows: Intersegment sales are generally at current market prices. Operating profit is total revenue less operating expenses and does not include general corporate expenses, interest expense, interest income, or federal and state income taxes. Identifiable assets are those assets used in the Company's operation for each segment. Corporate assets are principally cash and corporate property.

(15)  Accounting Change:

  In connection with its factory automation project, the Company has incurred significant costs, including machinery and equipment, software, and outside consulting fees. These project costs have historically been deferred and amortized over future periods commencing at the time the equipment is placed into service. Due to a number of factors which arose in 1993, including deteriorating operating results, cash flow and financing difficulties, the Company adopted a change in accounting by expensing all project costs, other than machinery and equipment, as incurred. As required by generally accepted accounting principles, the accounting change, amounting to an after tax charge approximating $50 million ($77 million pre-tax) or $2.80 per share, has been recorded as a change in estimate and recorded in the results of operations for the fourth quarter of 1993.

                               QUARTERLY FINANCIAL DATA (UNAUDITED)






     This information is required by the Securities and Exchange Commission and is unaudited.
                                              First        Second        Third        Fourth  See






                                             Quarter       Quarter      Quarter       Quarter NOTE
                                       (in thousands of dollars, except for per share data)     B
1993 (As previously reported):
  Net sales                                 $281,809      $292,393     $272,995      $300,306
  Gross profit                                75,249        73,235       60,747         6,841
  Net income (loss):
   Net income (loss) before accounting change  6,285         3,482      (14,445)     (180,936)
   Cumulative effect of change in accounting
    for income taxes                           5,839             0            0             0
   Net income (loss)                          12,124         3,482      (14,445)     (180,936)
  Earnings (loss) per share:
   Net income (loss) before accounting change   0.36          0.20        (0.80)       (10.07)
   Cumulative effect of change in accounting
    for income taxes                            0.33             -            -             -
   Net income (loss)                            0.69          0.20        (0.80)       (10.07)

1993 (Restated) See NOTE A:
  Net sales                                 $181,068      $203,955     $189,362      $194,257
  Gross profit                                46,494        46,324       28,235       (25,527)
  Net income (loss):
   Continuing operations                        (365)         (277)     (16,462)     (162,230)
   Discontinued operations                     4,179           782       (2,387)       (8,854)
   Cumulative effect of change in accounting
    for income taxes                           5,839             -            -             -
   Net income (loss)                           9,653           505      (18,849)     (171,084)
  Earnings (loss) per share:
   Continuing operations                       (0.02)        (0.01)       (0.92)        (9.03)
   Discontinued operations                      0.24          0.04        (0.13)        (0.49)
   Cumulative effect of change in accounting
    for income taxes                            0.33             -            -             -






   Net income (loss)                            0.55          0.03        (1.05)        (9.52)

1992 (As restated) See NOTE A:
  Net sales                                 $200,096      $197,028     $194,906      $200,379
  Gross profit                                50,837        49,821       47,198        55,280
  Net income (loss):
   Continuing operations                       5,063         2,898        3,856         7,061
   Discontinued operations                     3,900         1,662          608         3,251






   Net income (loss)                           8,963         4,560        4,464        10,312
  Earnings (loss) per share:
   Continuing operations                        0.29          0.17         0.22          0.40
   Discontinued operations                      0.22          0.09         0.04          0.19
   Net income (loss)                            0.51          0.26         0.26          0.59

NOTE A:The previously reported quarters have been restated (1) to reflect the divestitures of certain businesses as discontinued operations, and (2) with respect to 1993, to reflect, principally, the recognition in the proper periods of certain consulting expenses, liquidation of certain equity investments, and amortization of certain deferred costs.


NOTE B:Fourth quarter 1993 results from continuing operations include certain significant charges related to (1) a change in accounting estimate to reflect the expensing of certain deferred costs associated with the Company's factory automation program of approximately $50 million or $2.80 per share, (2) a restructuring charge of approximately $23 million or $1.28 per share associated with closing and consolidating facilities and provisions for losses on sales of surplus real estate,
       (3) approximately $9 million or $.50 per share related to the writeoff of product development costs, and (4) approximately $8 million or $.48 per share related to litigation reserves.

Item 9.  Disagreements on Accounting and Financial Disclosure

     None








                           PART III


Item 10.  Directors and Executive Officers of the Registrant

    (a)  Identification of Directors

         Information with respect to the members of the Board of Directors of the Company is set forth under the captions "Nominees for Election as Directors to be Elected for a Term of Three Years" and "Directors Continuing in Office" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.







    (b)  Identification of Executive Officers

         Information with respect to the executive officers of the Company is set forth under the caption "Executive Officers of the Registrant" contained in Part I, Item 1 of this report, which information is incorporated herein by reference.

    (c)  Compliance with Section 16(a)

         Information with respect to compliance with Section 16(a) is set forth under the caption "Compliance with Section 16(a) of the Exchange Act" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.


Item 11.  Executive Compensation

    Information required by this Item is set forth under the captions






"Compensation of Directors" and "Executive Compensation" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

    Information required by this Item is set forth under the captions "Principal Stockholders" and "Stock Ownership of Directors and Officers" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions

    Information required by this Item is set forth under the caption "Certain Transactions" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.






                            PART IV


Item 14.  Exhibits, Financial Statement Schedules, and     Page
          Reports on Form 8-K                               No.
    (a) Financial Statements, Schedules, and Exhibits:


        1. Financial Statements
           Included in Part II of this report:







           Report of Independent Public Accountants          23

           Consolidated Statements of Income
           for the Years Ending December 31, 1993,
           1992, and 1991                                    24

           Consolidated Balance Sheets at December 31, 1993
           and 1992                                       25-26

           Consolidated Statements of Stockholders' Equity
           for the Years Ending December 31, 1993, 1992, and 27
           1991

           Consolidated Statements of Cash Flows
           for the Years Ending December 31, 1993, 1992, and   28
           1991

           Notes to Consolidated Financial Statements     29-44

           Quarterly Financial Data (Unaudited)              45



        2. Financial Statement Schedules
           Included in Part IV of this report:








           For the Three Years Ending December 31, 1993

           Schedule IV -  Loans to Officers, Employees,
                          Suppliers                          52







           Schedule V  -  Property, Plant, and Equipment  53-55

           Schedule VI -  Accumulated Depreciation and
                          Amortization of Property, Plant,56-58
                          and Equipment

           Schedule VIII -Valuation and Qualifying
                          Accounts                           59

           Schedule IX -  Short-term Borrowings              60

           Schedule X  -  Supplementary Income Statement
                          Information                        61


        All schedules, other than those outlined above, are omitted as the information is not required or is otherwise furnished.

3.  Exhibits                                               Page
                                                            No.
(3) (a) The Restated Certificate of Incorporation of
        the Company, as amended, as Exhibit 19 to the
        Company's Quarterly Report on Form 10-Q for
        the quarter ending June 30, 1987, File No. 1-
        8591, is hereby incorporated herein by
        reference.

    (b) The Bylaws of the Company, as amended and
        restated, included as Exhibit (19)(a) to the
        Company's Quarterly Report on Form   10-Q for
        the quarter ending June 30, 1989, is hereby
        incorporated herein by reference.













(4) Instruments defining rights of security holders, including indentures, for the following classes of securities:

    (a) Class A Common Stock, par value $.10 per share, are contained in the Restated
        Certificate of Incorporation, as amended, and Bylaws, as amended, of the Company incorporated by reference in Exhibit (3) above and are incorporated herein by reference.

    (b) Class B Common Stock, par value $.10 per share, are contained in the Restated
        Certificate of Incorporation, as amended, and Bylaws, as amended, of the Company filed and incorporated by reference in Exhibit (3) above and are incorporated herein by reference.

    (c) Indenture, dated as of October 1, 1989, between Figgie International Inc. and
        Continental Bank, National Association, as
        Trustee, with respect to the 9.875% Senior
        Notes due October 1, 1999, included as Exhibit
        (4) (c) to the Company's Annual Report on Form
        10-K for the year ending December 31, 1989, is hereby incorporated herein by reference.
        State Street Trust succeeded Continental Bank as Trustee pursuant to an agreement dated as of February 7, 1994, a copy of which is attached hereto.

    (d) Second Supplemental Indenture, dated as of
        December 31, 1986, among Figgie International
        Inc. and Marine Midland Bank, N.A., as
        Trustee, with respect to the 10.375%
        Subordinated Debentures due April 1, 1998, included as Exhibit (4)(c) to the Company's
        Annual Report on Form 10-K for the year ending
        December 31, 1986, File No. 1-8591, and the












        First Supplemental Indenture, dated as of July
        18, 1983, among Figgie International Inc.,
        Figgie International Holdings Inc., and Marine
        Midland Bank, N.A., as Trustee with respect to the 10-3/8% Subordinated Debentures due 1998, along with the Original Indenture dated as of April 1, 1978, included as Exhibit (3)(4)(f) to the Company's Form 8-B filed October 19,
        1983, (File No. 1-8591) with the Commission are hereby incorporated herein by reference.

3.  Exhibits (continued)                                           Page
                                                                    No.
(10)(a)*The Company's Compensation Plan for Execu-
        tives, included as Exhibit (3)(10)(b) to the
        Company's Form 8-B filed October 19, 1983,
        with the Commission is hereby incorporated
        herein by reference.

    (b)*The description of the Company's Performance
        Incentive Bonus Program, included in the Company's definitive Proxy Statement filed May
        12, 1988, with the Commission, is hereby incorporated herein by reference.

    (c)*The Company's Senior Executive Benefits
        Program, as amended, included as Exhibit (19) to the Company's Quarterly Report on Form 10-Q for the quarter ending September 30, 1988, is hereby incorporated herein by reference.

    (d)*The Company's 1983 Deferred Compensation
        Agreement, included as Exhibit (3)(10)(f) to






        the Company's Form 8-B filed October  19,
        1983, with the Commission, is hereby
        incorporated herein by reference.

    (e)*The Company's 1982 Deferred Compensation
        Agreement, included as Exhibit 10(g) to the






        Company's Annual Report on Form 10-K for the year ending December 31, 1984, File No. 1-
        8591, is hereby incorporated herein by
        reference.

    (f)*The Company's Split Dollar Life Insurance
        Plan, included as Exhibit 10(h) to the
        Company's Annual Report on Form 10-K for the year ending December 31, 1985, File No. 1-
        8591, is hereby incorporated herein  by
        reference.

    (g)*The Company's 1993 Restricted Stock Purchase
        Plan for Employees, included as Exhibit A to the Company's definitive Proxy Statement dated
        May 25, 1993 is hereby incorporated herein by reference.

    (h)*The Company's 1993 Restricted Stock Purchase
        Plan for Directors, included as Exhibit B to the Company's definitive Proxy Statement dated
        May 25, 1993, is hereby incorporated herein by reference.

    (i)*Employment Agreement, dated as of November 18,
        1988, by and between Harry E. Figgie, Jr. and
        Figgie International Inc., included as Exhibit






        10 (k) to the Company's Annual Report on Form
        10-K for the year ending December 31, 1988, is hereby incorporated herein by reference.

    (j)*Form of Agreement, dated as of May 1, 1989, among the Company and corporate officers and department heads who report to the Company's
        Chief Executive Officer, included as Exhibit
        10.1 to the Company's Quarterly Report on Form
        10-Q for the quarter ending March 31, 1991, is hereby incorporated herein by reference.







3.   Exhibits (continued)                                    Page
                                                              No.


    22.Subsidiaries of the Company.             78-79

    24.Consent of experts.                         80


(b) Reports on Form 8-K

        The Company filed no current reports on Form
        8-K  during the fourth quarter of 1993.






































* Management contracts or compensatory plans filed pursuant to Item 14(c).

        REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS















To the Board of Directors
and Stockholders,
Figgie International Inc.:

     We have audited in accordance with generally accepted auditing standards, the financial statements of Figgie International Inc. and Subsidiaries included in this Form 10K, and have issued our report thereon dated April 15, 1994. Our report on the financial statements includes an explanatory paragraph with respect to substantial doubt about the Company's ability to continue as a going concern, as discussed in Note 2 to the financial statements and an explanatory paragraph with respect to the Company's adoption of the provisions of SFAS No. 109 "Accounting for Income Taxes" in the first quarter of 1993 (as discussed in Note 1 to the financial statements) and to the change in the method of accounting for certain costs associated with its factory automation project in the fourth quarter of 1993 (as discussed in Note 15 to the financial statements). Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedules are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                             ARTHUR ANDERSEN & CO.








Cleveland, Ohio,
April 15, 1994.

                                FIGGIE INTERNATIONAL INC. AND SUBSIDIARIES
                                                                                                SCHEDULE IV
                                  LOANS TO OFFICERS, EMPLOYEES, SUPPLIERS

                                            (in whole dollars)



                                      Balance,                      Deductions      Balance, End of Period
                                     Beginning                  Amounts   Amounts
                Name of Debtor       of Period    Additions    CollectedWritten Off    Current Not Current

Year ending December 31, 1993:

              H.E. Figgie, Jr. (1)   $       -    $ 186,996    $  23,623  $       -   $ 163,373  $       -
              Ireneo Orlandi (2)        44,607       78,768        1,808          -       8,242    113,325

                           Total     $  44,607    $ 265,764    $  25,431  $       -   $ 171,615  $ 113,325



Year ending December 31, 1992:







              Ireneo Orlandi (2)     $       -    $  44,607    $       -  $       -   $       -  $  44,607











Year ending December 31, 1991:
                                     $       -    $       -    $       -  $       -   $       -  $       -





(1) Loan to H.E. Figgie, Jr. evidenced by an unsecured promissory note, dated August 25, 1993, for a term of not more than six (6) months and bearing interest at a rate equal to the Bank of Boston's prime rate.

(2) Loan to Ireneo Orlandi evidenced by a secured note; effective September 25, 1992 and bearing interest at a rate equal to the Bank of Boston's prime rate, adjusted quarterly.  Principal payments plus accrued interest begin October 15, 1993 and are due in sixty (60) equal quarterly installments.  Collateral on this note is comprised of 5% of the shares of Alfa Costruzioni Meccaniche SpA as per separate agreement.

                                FIGGIE INTERNATIONAL INC. AND SUBSIDIARIES
                                                                                                 SCHEDULE V
                                      PROPERTY, PLANT, AND EQUIPMENT

                                   FOR THE YEAR ENDING DECEMBER 31, 1991
                                        (in thousands of dollars)

                          Balance,                           Purchase                              Balance,
                         Beginning  Additions                   of       Translation                End of
Classification            of Year    at Cost   Retirements  Businesses   Adjustment      Other*      Year
Land                     $  50,313   $  3,470  $   (1,618)  $        0   $      (27)  $     491   $  52,629
Land improvements            4,403      2,760           0            0            1          14       7,178
Buildings and leasehold
  improvements             100,862      5,729      (4,968)           0         (195)        962     102,390
Machinery and equipment     78,251      4,730      (6,570)           0         (219)      8,343      84,535












Furniture and fixtures      22,847        826        (180)           0          (30)       (135)     23,328
Transportation equipment     1,108         66         (59)           0           29           0       1,144
Rental equipment            82,265     15,915     (14,594)           0            0           0      83,586
Oil and gas properties      33,055      7,759           0            0            0           0      40,814
Construction in progress    16,018     21,988      (2,525)           0            0       8,741      44,222

                           389,122     63,243     (30,514)           0         (441)     18,416     439,826

Leased property under
  capital leases:

Buildings                        0          0           0            0            0           0           0
Machinery and equipment     54,560     28,948        (919)           0            0     (18,486)     64,103
Furniture and fixtures       3,689        354      (1,263)           0           (9)          2       2,773
Transportation equipment       550        955        (153)           0            3          10       1,365

                            58,799     30,257      (2,335)           0           (6)    (18,474)     68,241

                         $ 447,921  $  93,500  $  (32,849)   $       0    $    (447)  $     (58)  $ 508,067

Discontinued operations:

Property, Plant, & Equipment34,512      1,782        (593)         502         (398)        667      36,472
Capital Leases               3,115        988           0            0            0        (609)      3,494

                         $  37,627  $   2,770  $     (593)   $     502     $   (398)   $     58   $  39,966

* Represents the reclassification of property, plant, and equipment from construction in progress and transfers to/from leased property under capital leases.

                                FIGGIE INTERNATIONAL INC. AND SUBSIDIARIES
                                                                                                 SCHEDULE V
                                      PROPERTY, PLANT, AND EQUIPMENT






                                   FOR THE YEAR ENDING DECEMBER 31, 1992
                                        (in thousands of dollars)







                          Balance,                           Purchase                              Balance,
                         Beginning  Additions                   of       Translation                End of
Classification            of Year    at Cost   Retirements  Businesses   Adjustment      Other*      Year
Land                     $  52,629  $   2,261   $    (618)    $       0   $     675    $    628   $  55,575
Land improvements            7,178        258         (11)            0          (4)     (4,360)      3,061
Buildings and leasehold
  improvements             102,390      2,190      (6,040)            0      (1,537)        247      97,250
Machinery and equipment     84,535      9,557     (22,925)          549        (509)     25,333      96,540
Furniture and fixtures      23,328        243         (15)            0        (310)    (11,967)     11,279
Transportation equipment     1,144         51         (81)            0        (101)          0       1,013
Rental equipment            83,586     24,110     (20,483)            0           0      (1,886)     85,327
Oil and gas properties      40,814      3,513           0             0           0           0      44,327
Construction in progress    44,222     47,393      (2,437)            0        (200)    (31,446)     57,532
                           439,826     89,576     (52,610)          549      (1,986)    (23,451)    451,904

Leased property under
  capital leases:

Buildings                        0          0           0             0           0          75          75
Machinery and equipment     64,103        112     (56,714)            0        (514)     22,582      29,569
Furniture and fixtures       2,773          0        (389)            0          (1)         (3)      2,380
Transportation equipment     1,365        220        (362)            0        (176)          1       1,048
                            68,241        332     (57,465)            0        (691)     22,655      33,072
                         $ 508,067  $  89,908   $(110,075)    $     549   $  (2,677)   $   (796)  $ 484,976

Discontinued operations:

Property, Plant, & Equipment36,472     10,205      (1,566)            0        (420)       (781)     43,910
Capital Leases               3,494        241         (56)            0          (9)        (14)      3,656







                         $  39,966  $  10,446   $  (1,622)    $       0   $    (429)   $   (795)  $  47,566

* Represents the reclassification of property, plant, and equipment from construction in progress and transfers to/from leased property under capital leases.






                                FIGGIE INTERNATIONAL INC. AND SUBSIDIARIES
                                                                                                 SCHEDULE V
                                      PROPERTY, PLANT, AND EQUIPMENT
                                   FOR THE YEAR ENDING DECEMBER 31, 1993
                                         (in thousands of dollars)


                          Balance,                           Purchase                              Balance,
                         Beginning  Additions       (1)         of       Translation                End of
Classification            of Year    at Cost   Retirements  Businesses   Adjustment      Other*      Year
Land                     $  55,575  $   (594)   $  (6,622)    $       0   $     (36)   $    779   $  49,102
Land improvements            3,061        60          (10)            0          (1)         60       3,170
Buildings and leasehold
  improvements              97,250     2,889       (9,212)            1         (20)        222      91,130
Machinery and equipment     96,540    10,972      (20,524)          651        (985)     13,895     100,549
Furniture and fixtures      11,279       711         (313)           56         315        (427)     11,621
Transportation equipment     1,013       143          (63)            0          85          38       1,216
Rental equipment            85,327    24,698      (70,220)            0           0          (5)     39,800
Oil and gas properties      44,327     3,574            0             0           0           0      47,901
Construction in progress    57,532    52,436      (58,575)            0         (17)     (9,691)     41,685
                           451,904    94,889     (165,539)          708        (659)      4,871     386,174

Leased property under






  capital leases:

Buildings                       75         0            0             0           0           0          75
Machinery and equipment     29,569        (1)        (523)            0        (205)     (3,099)     25,741
Furniture and fixtures       2,380         2       (2,048)           12           0          20         366
Transportation equipment     1,048       548         (390)            0         (21)         (2)      1,183
                            33,072       549       (2,961)           12        (226)     (3,081)     27,365
                         $ 484,976  $ 95,438    $(168,500)          720   $    (885)   $  1,790   $ 413,539

Discontinued operations:

Property, Plant, & Equipment43,910     2,531       (6,281)            0        (305)     (1,309)     38,546
Capital Leases               3,656        (6)           1             0         (12)       (145)      3,494

                         $  47,566  $  2,525    $  (6,280)    $       0   $    (317)   $ (1,454)  $  42,040







*   Represents the reclassification of property, plant, and equipment from construction in progress and transfers to/from leased property under capital leases.
(1) Increase in retirements due to accounting change, see Note 15.

                                FIGGIE INTERNATIONAL INC. AND SUBSIDIARIES
                                                                                                SCHEDULE VI
                ACCUMULATED DEPRECIATION AND AMORTIZATION OF PROPERTY, PLANT, AND EQUIPMENT
                                   FOR THE YEAR ENDING DECEMBER 31, 1991
                                         (in thousands of dollars)

                                   Additions
                          Balance, Charged to                Purchase                              Balance,
                         Beginning Costs and                    of       Translation                End of
Classification            of Year   Expenses   Retirements  Businesses   Adjustment      Other*      Year






Land improvements        $     509  $     116   $       0     $       0   $       0   $      (2)  $     623
Building and leasehold
  improvements              35,939      3,566        (222)            0         (54)        359      39,588
Machinery and equipment     56,870      4,952      (3,925)            0         (58)        627      58,466
Furniture and fixtures      15,723      1,273        (161)            0         (25)       (200)     16,610
Transportation equipment       904        100         (39)            0          13           0         978
Rental equipment            30,859     12,906      (8,123)            0           0           0      35,642
Oil and gas properties             8,157    2,049         0           0           0           0      10,206

                           148,961     24,962     (12,470)            0        (124)        784     162,113


Leased property under
  capital leases:

Buildings                        0          6           0             0           0           3           9
Machinery and equipment      7,910      3,839        (258)            0           0        (767)     10,724
Furniture and fixtures       5,044      1,369      (1,263)            0           1           6       5,157
Transportation equipment       307        387        (120)            0          11          (1)        584







                            13,261      5,601      (1,641)            0          12        (759)     16,474

                         $ 162,222  $  30,563   $ (14,111)    $       0   $    (112)  $      25   $ 178,587


Discontinued operations:

Property, Plant, & Equipment19,463     1,609         (204)          338        (166)         44      21,084
Capital Leases               1,645       271            0             0           1         (69)      1,848

                         $  21,108  $  1,880    $    (204)    $     338   $    (165)  $     (25)  $  22,932







* Represents reclassification of buildings formerly reported as assets of discontinued operations.

                                FIGGIE INTERNATIONAL INC. AND SUBSIDIARIES
                                                                                                SCHEDULE VI
                ACCUMULATED DEPRECIATION AND AMORTIZATION OF PROPERTY, PLANT, AND EQUIPMENT
                                   FOR THE YEAR ENDING DECEMBER 31, 1992
                                        (in thousands of dollars)

                                       Additions
                          Balance, Charged to                Purchase                              Balance,
                         Beginning Costs and                    of       Translation                End of
Classification            of Year   Expenses   Retirements  Businesses   Adjustment      Other*      Year
Land improvements        $     623  $     153   $      (8)    $       0   $      (6)   $    (64)  $     698
Building and leasehold
  improvements              39,588      3,540      (3,371)            0        (177)       (580)     39,000
Machinery and equipment     58,466      5,419     (14,381)            0        (469)      3,299      52,334
Furniture and fixtures      16,610      1,280      (1,148)            0         (62)       (642)     16,038
Transportation equipment       978         65         (81)            0         (64)         (2)        896
Rental equipment            35,642     12,684     (11,892)            0           0        (973)     35,461
Oil and gas properties            10,206    2,383         0           0           0        (911)     11,678

                           162,113     25,524     (30,881)            0        (778)        127     156,105








Leased property under
  capital leases:

Buildings                        9          7           0             0           0           0          16
Machinery and equipment     10,724      4,762      (6,710)            0         156          25       8,957






Furniture and fixtures       5,157      1,060        (387)            0           0         (61)      5,769
Transportation equipment       584        250        (249)            0         (80)          0         505

                            16,474      6,079      (7,346)            0          76         (36)     15,247

                         $ 178,587  $  31,603   $ (38,227)    $       0   $    (702)   $     91   $ 171,352


Discontinued operations:

Property, Plant, & Equipment21,084     1,623       (1,154)            0        (193)     (1,675)     19,685
Capital Leases               1,848       388          (56)            0          (6)         (7)      2,167
                         $  22,932  $  2,011    $  (1,210)    $       0   $    (199)   $ (1,682)  $  21,852

* Represents the reclassification of property, plant, and equipment from construction in progress and transfers to/from leased property under capital leases.

                                FIGGIE INTERNATIONAL INC. AND SUBSIDIARIES
                                                                                                SCHEDULE VI
                ACCUMULATED DEPRECIATION AND AMORTIZATION OF PROPERTY, PLANT, AND EQUIPMENT
                                   FOR THE YEAR ENDING DECEMBER 31, 1993
                                        (in thousands of dollars)


                                  Additions
                          Balance, Charged to                                           Balance,
                         Beginning Costs and                Translation                  End of
Classification            of Year   Expenses   Retirements  Adjustment      Other*        Year
Land improvements       $     698  $     156    $      (5)   $       6    $      15   $      870
Building and leasehold












  improvements             39,000      3,362       (2,317)        (148)          51       39,948
Machinery and equipment    52,334      6,813      (11,259)        (532)       4,786       52,142
Furniture and fixtures     16,038      1,078         (230)         146       (3,312)      13,720
Transportation equipment      896         99          (64)          50            2          983
Rental equipment           35,461      7,154      (32,556)           0          (61)       9,998
Oil and gas properties     11,678      2,250            0            0            0       13,928
                          156,105     20,912      (46,431)        (478)       1,481      131,589

Leased property under
  capital leases:

Buildings                      16          6            0            0            0           22
Machinery and equipment     8,957      2,061         (177)          (8)        (889)       9,944
Furniture and fixtures      5,769        723       (2,044)          10          (62)       4,396
Transportation equipment      505        249         (136)        (155)           0          463

                           15,247      3,039       (2,357)        (153)        (951)      14,825

                        $ 171,352  $  23,951    $ (48,788)   $    (631)   $     530   $  146,414

Discontinued operations:

Property, Plant, & Equipment19,685     1,884         (395)        (138)         (88)      20,948
Capital Leases               2,167       346            0           (1)        (106)       2,406

                        $   21,852 $   2,230    $    (395)   $    (139)   $    (194)  $   23,354

* Represents the reclassification of property, plant, and equipment from construction in progress and transfers to/from leased property under capital leases.

                               FIGGIE INTERNATIONAL INC. AND SUBSIDIARIES
                                                                                          SCHEDULE VIII
                                    VALUATION AND QUALIFYING ACCOUNTS
                                        (in thousands of dollars)














                              Balance,           Additions              (Deductions)        Balance,
                             Beginning   Charged to                        Amounts           End of
        Description           of Year Costs & Expenses     Other (1)     Charged Off          Year



Allowance for uncollectible
  trade accounts receivables-



Year ending December 31, 1993  $   107         $ 2,864         $     -       $(1,595)        $ 1,376



Year ending December 31, 1992  $ 1,074         $ 1,901         $     -       $(2,868)        $   107



Year ending December 31, 1991  $ 1,572         $ 2,791         $     -       $(3,289)        $ 1,074


















(1) These amounts represent the allowances for uncollectible accounts in connection with the purchase of businesses.

                                FIGGIE INTERNATIONAL INC. AND SUBSIDIARIES






                                                                                              SCHEDULE IX
                                           SHORT-TERM BORROWINGS
                   (in thousands of dollars except for weighted average interest rates)


                                                              Maximum Amount  Average Amount  Weighted Avg.
                                    Balance,      Weighted      Outstanding     Outstanding   Interest Rate
                                      End         Average       During the      During the    During the
Short-term Notes Payable            of Year   Interest Rate (1)     Year           Year          Year (2)




Year ending December 31, 1993 $ 90,891       5.49%         $136,502        $ 69,945           4.4%




Year ending December 31, 1992 $ 47,747       4.72%         $172,630        $ 98,018           5.0%




Year ending December 31, 1991 $ 88,112       6.59%         $174,164        $ 97,250          6.95%














(1) Represents the weighted average interest rate of short-term borrowings outstanding at year-end.  The weighted average interest rates were determined by dividing annual interest expense based on rates in effect on outstanding balances at year-end by total short-term borrowings outstanding at year-end.

(2) The weighted average interest rates during the year were determined by dividing annual interest expense on short-
    term borrowings by the average daily short-term borrowings outstanding.







              FIGGIE INTERNATIONAL INC. AND SUBSIDIARIES
                                                           SCHEDULE X
              SUPPLEMENTARY INCOME STATEMENT INFORMATION
                       (in thousands of dollars)









                                      Charged to Costs and Expenses
                                    For the Years Ending December 31






                                        1993       1992        1991
Maintenance and repairs               $ 12,407   $ 14,603    $ 16,266



  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     FIGGIE INTERNATIONAL INC.
                     (Company)


                     By_S.J. BATTAGLIA_________________________________
Date:  April 13, 1994S. J. Battaglia






                     Principal Accounting Officer




                     By__L.A. HARTHUN__________________________________
Date:  April 13, 1994L. A. Harthun, Senior Vice President-International
                     General Counsel and Secretary



  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on April 13, 1994 by the following persons on behalf of the Company and in the capacities indicated.

  By_____________________________By____________________________
    Harry E. Figgie, Jr., Principal  F. R. McKnight, Director
       Executive Officer & Director


  By_____________________________By_____________________________
    F. J. Brinkman, Director      H. Nesbit, II, Director


  By_____________________________By_____________________________
    V. A. Chiarucci, Director     C. B. Robertson, III, Director


  By_____________________________By_____________________________
    D. S. Coenen, Director        G. K. Rugger, Director


  By_____________________________By_____________________________
    Dr. H. E. Figgie, III, Director  H. B. Scott, Director








  By_____________________________By_____________________________
    A. V. Gangnes, Director       A. A. Sommer, Jr., Director


  By_____________________________By_____________________________
    J. S. Lanahan, Director       W. M. Vannoy, Director








                                By_____________________________
                                   R. A. Weaver, Jr., Director