Form 10-K/A
period 1993-12-31
FIGGIE INTERNATIONAL INC /DE/
filed 1994-05-02
CIK 720032

The following items were the subject of a Form 12b-25 and are included herein: Items 10(a), 10(c), 11, 12 and 13

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A
(Mark One)
[ X ]           Annual report pursuant to Section 13 or 15(d) of the
                Securities Exchange Act of 1934
For the fiscal year ended         December 31, 1993
or
[    ]          Transition report pursuant to Section 13 or 15(d) of the
                Securities Exchange Act of 1934
For the transition period from ____________ to ___________

Commission File Number    1-8591
FIGGIE INTERNATIONAL INC.
(Exact name of registrant as specified in its charter)






Delaware                                                 52-1297376
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification
No.)

4420 Sherwin Road
Willoughby, Ohio                                    44904
(Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code (216) 935-2700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class         Name of each exchange on which registered
10-3/8% Subordinated Debentures    Pacific Stock Exchange Inc.

Securities registered pursuant to Section 12(g) of the Act:

Class A Common Stock, Par Value $.10 Per Share
(Title of class)

Class B Common Stock, Par Value $.10 Per Share
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been
subject to such filing requirements for the past 90 days.  YES   X
NO _____







Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by non-
affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. (See the definition of affiliate in
Rule 405.)                   AT 4/8/94    $126,312,104

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class A Common Stock, Par Value $0.10 Per share (outstanding as of
4/8/94)     13,673,595

Class B Common Stock, Par Value $0.10 Per share (outstanding as of
4/8/94)      4,944,645

                                         FIGGIE INTERNATIONAL INC.

                                              Amendment No. 1

                  The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report for 1993 on Form 10-K as set forth in the pages attached hereto:

                                (List all such items, financial statements,
                                    exhibits or other portions amended)

         Items 10(a), 10(c), 11, 12 and 13



                  Pursuant to the requirements of the Securities






Exchange Act of 1934, the Company has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


FIGGIE INTERNATIONAL INC.
(Company)


Date:  April 30, 1994

By: /s/ L. A. Harthun
L. A. Harthun
Senior Vice President-International
General Counsel and Secretary

                                                 PART III

Item 10.  Directors and Executive Officers of the Registrant

                  (a)  Identification of Directors

                                                                                       Served as
         Name and                                                                      Director
         Principal Occupation                                                          Since
WALTER M. VANNOY, age 66                                                               1981
Vice Chairman of the Board, Figgie
International, Inc.;
President, Vannoy Enterprises, Ltd.;
Director, Illinois Power Company;
Director, ChemPower, Inc.; former
Vice Chairman, McDermott International Inc.;
former President and Chief Operating
Officer, Babcock & Wilcox.







GERALD K. RUGGER, age 77                                                               1981
Retired; former Chairman of the Board and
Chief Executive Officer of Home Life
Insurance Company.

Dr. HARRY E. FIGGIE, III, age 40(1),(2)                                                1985
President and Director, The Clark-Reliance
Corporation, manufacturer of boiler and
steam gauges and controls; Vice Chairman
of Technology and Strategic Planning,
Figgie International Inc. between September
1990 and March 1994; previously Assistant to the
Chief Executive Officer/Financial Analysis,
Figgie International Inc; formerly physician
and orthopedic surgeon, Cleveland, Ohio.

C.B. ROBERTSON, III, age 59                                                            1986
President, CBR Associates, Inc., real
estate development.

                                                                                       Served as
         Name and                                                                      Director
         Principal Occupation                                                          Since

HARRY E. FIGGIE, JR., age 70(1)(2)                                                     1963
Chairman of the Board and Chief Executive
Officer, Figgie International Inc.;
Chairman of the Board, The Clark-Reliance
Corporation, manufacturer of boiler and
steam gauges and controls.

HAROLD B. SCOTT, age 75                                                                1974
Retired; Director, Key Trust N.A.; Chairman
of the Board and Chief Executive Officer,
Harold B. Scott, Inc.; former Chairman of
the Board, Syracuse Supply Co.; former
Chairman of the Board, Givaudan Corp.;
former President and Chief Executive






Officer, U.S.-U.S.S.R.  Trade and Economic
Council, Inc.; former Assistant Secretary,
U.S. Department of Commerce.

DALE S. COENEN, age 65                                                                 1964
President and Director, Coenen & Co., Inc.,
investments; Chairman of the Board and
President, Trans-Industries, Inc.,
manufacturer of electronic information
systems, composite structures, environmental
systems and mechanical assemblies; Director,
The Clark-Reliance Corporation.

ROBERT A. WEAVER, JR., age 74(1)                                                       1980
Chairman and Chief Executive Officer,
Robert A. Weaver, Jr.  and Associates, Inc.,
consultants in international strategic
planning and corporate growth; Chairman,
Weaver Europe, S.A., and Weaver
International Corp.; Director, Newsteam
Video, Inc. and Boston Parents Paper, Inc.

FRED J. BRINKMAN, age 65                                                               1992
Consultant; former partner
Arthur Andersen & Co. public accountants,
Senior Partner Eastern Europe, Asia &
Pacific areas from 1989 to 1991 and
Managing Partner of the firm's
Washington, D.C. office from 1981
to 1989, Director, Washington Gas Light Co.


                                                                               Served as
         Name and                                                              Director
         Principal Occupation                                                  Since

VINCENT A. CHIARUCCI, age 64(1)                                                1989
President and Chief Operating Officer






of Figgie International Inc.; Group Vice
President of Figgie International Inc.'s
Safety Products Distribution Group from
1988 to 1989; Business Consultant
(self-employed) from 1986 to 1988;
Director, Community Mutual Insurance Company.

ALFRED V. GANGNES, age 73                                                      1972
Retired; former President, Figgie
International Inc.; former Director,
Evaluation Research Corporation.

HARRISON NESBIT, II, age 67(1)                                                 1969
Chairman and Director, Godine, Nesbit,
McCabe & Co., an insurance brokerage
firm; former General Agent, State of
Virginia, Massachusetts Mutual Life
Insurance Co.; Director, St. George
Metals, Inc.; Director, O-Three Limited.

A.A. SOMMER, JR., age 70                                                       1986
Partner, Morgan, Lewis & Bockius,
Washington, D.C., law firm; Director,
Consolidated Natural Gas Co.; Chairman,
Public Oversight Board of the American
Institute of Certified Public Accountants;
Member, Board of Governors, National
Association of Securities Dealers.

F. RUSH McKNIGHT, age 64                                                       1985
Partner, Calfee, Halter & Griswold,
Cleveland, Ohio, law firm; Managing Partner
from 1985 to 1991.

JOHN S. LANAHAN, age 71                                                        1985
Consultant; former Senior Vice President-
Commercial, Chessie System Railroads; former
President and Managing Director, the
Greenbrier Resort Hotel.









(1)      See discussion under the caption "CERTAIN TRANSACTIONS."

(2)      Dr. Harry E. Figgie, III is the son of Harry E. Figgie,
         Jr., who is a director and Chairman of the Board and Chief Executive Officer of the Corporation.

                  (c)     Compliance with Section 16(a)

         On March 7, 1994 a Form 5, "Annual Statement of Changes in Beneficial Ownership," was filed with the Securities and Exchange Commission by Dean E. Steel, a former employee of the Corporation, to report sales of shares of the Corporation's Common Stock after the termination of his employment with the Corporation but within six months of various changes in his beneficial ownership of the Corporation's Common Stock as a result of his participation in the Corporation's Automatic Dividend Reinvestment Plan, Supplementary Retirement Savings Plan, Stock Ownership Trust and Plan, Stock Ownership Trust and Plan for Salaried
Employees and Stock Bonus Trust and Plan, which transactions were eligible for deferred reporting under Section 16 of the Exchange Act. The sales should have been reported on timely Form 4s and the Form 5 should have been filed no later than February 14, 1994.

Item 11.  Executive Compensation

                                          DIRECTORS' COMPENSATION

         The Directors, except those who are also employees of the Corporation, receive a stipend based on an annual rate of $20,000. In addition, the members of the Audit, International, Real Estate, Insurance, Nominating and
Compensation Committees, except for a director who is also an employee of the Corporation, receive $6,000 per year, and the members of the Executive and Finance Committee, except for a director who is also an employee of the Corporation, receive $9,000 per year. The Chairmen of the Committees of the Board of Directors other than Mr. Figgie receive an additional $1,000 per year for each chairmanship held.

         The Corporation has agreed to pay a death benefit, in the amount of $200,000, to the estate of each Director, other than a director who is also an employee, upon his death.
This benefit is provided to a Director while in office and after retirement if he has served 5 years. The benefit is payable from the general assets of the Corporation and the Corporation has insured this liability by purchasing life insurance policies on the lives of the eligible Directors.

         The Board of Directors and Committee members also receive travel and lodging expenses in connection with their attendance at Board and Committee meetings.


SUMMARY COMPENSATION TABLE
                                                                      LONG TERM
                                                                      COMPENSATION

                                       |-----ANNUAL COMPENSATION-----|AWARDS

                                                         OTHER        RESTRICTED  ALL
                                                         ANNUAL       STOCK       OTHER
NAME AND PRINCIPAL POSITION   YEAR     SALARY   BONUS(1) COMPENSATION AWARD(S)(3) COMPENSATION(4)

Harry E. Figgie, Jr.              1993 $755,000       $0     $105,802  $2,539,087       $642,547
Chairman and CEO                  1992 $695,000 $663,692      $92,758                   $957,662
                                  1991 $635,833 $666,045







Vincent A. Chiarucci              1993 $371,875       $0               $1,434,825       $116,931
President                         1992 $331,250 $332,050                                 $39,187
                                  1991 $277,500 $277,180

Dr. Harry E. Figgie, III          1993 $379,167       $0               $1,475,382        $22,844
Vice Chairman                     1992 $329,167 $313,362                 $307,177        $12,752
                                  1991 $237,500 $190,475

L. A. Harthun                     1993 $219,000       $0                 $277,405        $41,667
Sr. Vice President,               1992 $207,333 $189,856                                 $26,723
General Counsel                   1991 $199,167 $185,982

Joseph J. Skadra                  1993 $210,000       $0                 $369,873        $29,073
Sr. Vice President-Finance        1992 $190,000 $196,210                                 $19,182
                                  1991 $166,873 $174,355                  $17,021





(1) Includes the full amount of the discretionary component of the bonus, although only one quarter of that bonus is paid in the year that it is declared and the remaining three quarters of that bonus are paid in equal installments in each of the three years after the discretionary bonus is declared if the executive continues to be employed by the Corporation or if the termination of employment is due to death, disability or retirement. In cases of termination for any other reason, the Compensation Committee has sole discretion to determine whether the remaining bonus installments will be paid.

(2) The amount indicated represents the incremental cost to the Corporation of expenses associated with the use of a company car ($46,971), aircraft ($19,078) and club dues
         ($39,753).







(3) The transfer and pledge restrictions on the restricted shares reflected in the table with respect to 1993 are scheduled to lapse upon the termination of the 1993
         Restricted Stock Purchase Plan for Employees (the "1993
         Plan") on July 1, 1998 under the terms of the 1993 Plan.
         The transfer and pledge restrictions on the restricted shares reflected in the table for years prior to 1993 lapsed upon the termination of the 1988 Restricted Stock
         Purchase Plan for Employees (the "1988 Plan") by the
         Board of Directors on December 22, 1992.  As of December
         31, 1993, the aggregate number and the value of the shares (less the purchase price paid by the executive) of restricted stock held by the executives was as follows: Harry E. Figgie, Jr., 156,450 shares having a market value (less purchase price) of $2,062,681; Mr.
         Chiarucci, 91,100 shares having a market value (less purchase price) of $1,150,137; Dr. Figgie, 91,100 shares having a market value (less purchase price) of $1,197,454; Mr. Harthun, 17,613 shares having a market value (less purchase price) of $222,364; Mr. Skadra, 23,484 shares having a market value (less purchase price) of $296,485.

(4)      The amounts disclosed in this column include:

         (a) The amount of the entire premium paid by the Corporation during 1993 for one or more split-dollar insurance policies notwithstanding the fact that the premiums are refunded to the Corporation upon the death of the executive or when the executive obtains his policy under the terms of the policy. The executive officer paid a portion of the premium based upon a rate for term life insurance. Until an executive officer obtains his policy, the Corporation, but not the executive, can obtain loans for its benefit against the policies. The amounts reflected in the table for split-dollar insurance are as follows: Mr. Figgie - $128,985;
         Mr. Chiarucci - $116,931; Dr. Figgie - $22,844; Mr.
         Harthun - $41,667; and Mr. Skadra - $29,073.







         (b)  Monthly payments made by the Corporation to Mr.
         Figgie for 1993 in an aggregate amount of $513,562 under the Corporation's Senior Executive Benefits Program.
         This program provides retirement and other benefits prior to retirement in the event that a person remains an employee of the Corporation after the normal retirement date of age 65 (or in certain circumstances, age 62).

                                            RETIREMENT BENEFITS


Salaried Employee Retirement Income Provisions of the
Retirement Income Plan II

         All of the Executive Officers of the Corporation, with the exception of Mr. Figgie, are currently accruing retirement income credits under, or will accrue them upon their satisfaction of the eligibility requirements set forth in, the Retirement Income Plan II (the "Salaried Provision"). The Salaried Provision covers the salaried employees of the Corporation except employees of certain non-participating divisions and subsidiaries. Directors who are not employees are not entitled to receive retirement benefits under the Retirement Income Plan II.

         In general, the Salaried Provision, as adopted effective
July 31, 1993, is a defined benefit plan which provides that salaried employees accrue dollar units of retirement income credits for each calendar year of participation in the Salaried Provision and employees contribute, where required, on the basis of their "Annual Pensionable Earnings" each calendar year and such calendar year's "Covered Compensation" according to the percentages detailed in the following table:







                                                                                    Annual
                                                                    Pensionable               Earnings(1)
                                                                      0-100% of              Over 100% of
                                                                       Covered                   Covered
                                                                   Compensation              Compensation
                                                                        (2)                        (2)
Retirement Income Credit                                                   0.7%                      1.2%
Employee Contributions                                                      0 %                      2.0%



(1) "Annual Pensionable Earnings" includes cash salaries and bonuses received by the participant but excludes any such earnings in excess of $235,840 for calendar year 1993 and 1994 and $150,000 thereafter (plus any increase for cost-of-living as shall be prescribed by the Secretary of the Treasury pursuant to Sections
         401(a)(17) and 415(d) of the Internal Revenue Code).

(2) "Covered Compensation" means the average of the contributions and benefit bases in effect under Section
         230 of the Social Security Act for each such calendar year in the 35 calendar years ending immediately prior to each calendar year.

         For calendar year 1994, Covered Compensation will equal
$22,716.

         10


         Generally, any salaried employee of the Corporation except employees of certain nonparticipating divisions and subsidiaries is eligible to participate under the Salaried Provision after the earlier of the completion of one year of service or attainment of age 40. A participant becomes vested under the Salaried Provision five years after the participant's hire date. Upon reaching normal retirement at age 65, each participant is generally entitled to receive an annual retirement benefit for life equal to the total of the retirement income credits accrued by him during his period of participation. Such benefit is not subject to any deduction for Social Security benefits. A reduced annual retirement income benefit may be payable to a retired employee under other actuarially equivalent forms of pay-out provided for in the Salaried Provision. The Salaried Provision also contains provisions for early retirement and preretirement death benefits payable to spouses and dependent children of certain deceased participants. During 1993, certain employees of the Corporation and its subsidiaries accrued retirement benefits under separate retirement plans of the Corporation which cover employees of its divisions or subsidiaries which are not or were not at the time participating under the Salaried Provision or the Prior Plan.

         As of December 31, 1993, the annual benefits payable upon retirement under the Salaried Provision, including accrued benefits from a prior plan which was terminated on November 21, 1988 ("Prior Plan"), to the 5 individuals named in the Summary Compensation Table are stated below. In determining such benefits, the executives' earnings were estimated through 1993 and were assumed not to exceed $150,000 for 1994 and thereafter. Covered Compensation ($22,716 for 1994) was assumed not to increase after 1993, the maximum allowable employer-funded benefit under the Internal Revenue Code (which is the greater of $115,641 or the accrued benefit as of December 31, 1982) was assumed to continue to retirement and executives were assumed to continue working until at least age 65 and to be fully vested. Based upon the preceding assumptions, the annual benefits payable to such persons including benefits payable as a result of voluntary contributions and the accrued benefits from the Prior Plan are as follows: Mr. Figgie, $130,590; Dr. Figgie, $12,753; Mr. Chiarucci, $14,740; Mr.
Harthun, $115,087; and Mr. Skadra, $52,493.

Senior Executive Benefits Program

         The following plan table shows the annual benefits upon retirement at age 65 in 1993 for various combinations of compensation and lengths of service which may be payable under the Corporation's Senior Executive Benefits Program
(the "SEBP") to the executives named in the Summary
Compensation Table. These amounts are paid in addition to the amounts payable under the Corporation's Salaried
Provision discussed above.




PENSION PLAN TABLE

ANNUAL BENEFIT IF THE EXECUTIVE RETIRES FROM THE COMPANY'S EMPLOYMENT
AT AGE 65 WITH THE NUMBER OF YEARS OF CREDITED SERVICE SHOWN (1)

REMUNERATION(2)               10 YEARS 15 YEARS 20 YEARS     25 YEARS    30 YEARS       35 YEARS
                     $125,000  $16,295  $36,486  $29,594      $22,701     $15,809         $8,917
                       150000    24128    48236    39844        31451       23059          14667
                       175000    34961    64486    56094        47701       39309          30917
                       200000    45795    80736    72344        63951       55559          47167
                       225000    56628    96986    88594        80201       71809          63417
                       250000    67461   113236   104844        96451       88059          79667
                       300000    89128   145236   137344       128951      120559         112167
                       400000   132461   210736   202344       193951      185559         177167
                       450000   154128   243236   234844       226451      218059         209667
                       500000   175795   275736   267344       258951      250559         242167



(1) Annual benefits are computed on the basis of 100% joint and survivor benefit. The annual benefits reflected in the table constitute 65% of final covered remuneration, less assumed social security benefits of $24,087.60 and less assumed amounts of benefits payable under the Salaried Provision. The benefits under the Salaried
         Provision have been calculated based upon the assumptions that the amount of Covered Compensation, as defined in the Salaried Provision, remains fixed and the amount of Annual Pensionable Earnings, as defined in the Salaried Provision, is limited to amounts that do not exceed $150,000. (See the description of the Salaried Provision set forth above.) The annual benefits would be increased by 10% of final covered remuneration for a participant in the SEBP as of February 18, 1987 or a person hired prior to February
         18, 1987 who had completed 20 years of service. The annual benefits would be reduced by any deferred compensation plans of former employers which, when added to the benefits afforded by the SEBP, would exceed the 65% or 75% of final covered remuneration, as applicable under the SEBP.

(2) Consists of base salary and the installment payments that have been received by an executive under the discretionary bonus component of the Corporation's incentive bonus arrangements.


         As of December 31, 1993, the credited years of service for the 5 individuals named in the Summary Compensation Table are as follows: Harry E. Figgie, Jr., 30 years; Harry E.
Figgie, III, 18 years; Vincent A. Chiarucci, 7 years;
Luther A. Harthun, 28 years; and Joseph J. Skadra, 24 years.
Harry E. Figgie, III and Joseph J. Skadra are not accruing any additional benefits under the SEBP since their resignations from the Corporation.



                                    EMPLOYMENT AND SEVERANCE AGREEMENTS

         The Corporation entered into an Employment Agreement dated November 18, 1988 (the "Employment Agreement") with Harry E. Figgie, Jr., Chairman of the Board and Chief Executive Officer, providing for his employment through December 31, 1995, at an annual base salary of at least $500,000. Mr. Figgie has the option under certain circumstances of extending his employment arrangement for an additional 3 years to December 31, 1998. In addition to his base salary, Mr. Figgie is entitled to receive both a discretionary bonus, which shall not be less than 60% of his base salary for the fiscal year to which such bonus relates, and a formula-based bonus, and to participate in other benefit plans provided by the Corporation. [Mr. Figgie waived his right to the minimum discretionary bonus for 1993 pursuant to the Employment Agreement.] Pursuant to the terms of the Employment Agreement, Mr. Figgie purchased 72,812 shares of Class A Common Stock and 27,188 shares of Class B Common Stock at a price of $1.00 per share pursuant to the 1988 Plan as a sign-on bonus. Those shares were forfeitable under the terms of the 1988 Plan until its termination in December 1992. The Employment Agreement also provides that the Corporation may terminate the employment of Mr. Figgie for cause or upon his disability (as defined). Mr. Figgie may terminate his employment under the Employment Agreement for good reason (as defined, including actions by the Corporation resulting in a diminution of his position, authority, duties or responsibilities). If Mr. Figgie should elect to terminate his employment for good reason or his employment is terminated by the Corporation other than for cause, he is entitled to receive an amount equal to (i) his base salary, discretionary bonus and formula-based bonus for the remaining term of the employment period, (ii) any unpaid bonuses previously awarded for years prior to such termination year, (iii) any other benefits provided under the Corporation's plans, programs and practices, and (iv) those amounts otherwise payable under his consulting arrangement
(see discussion below).   In the event Mr. Figgie's






employment should be terminated by the Corporation for cause or by Mr. Figgie other than for good reason, or in the event of his death or disability, Mr. Figgie (or his successor in interest) is only entitled to receive his base salary through the date of termination, any unpaid bonuses previously awarded for years prior to such termination year and such other benefits through the date of termination as may be available at such time pursuant to the terms of governing Corporation plans, programs and practices. Upon completion of his term of employment under the Employment Agreement (including any extension thereof to December 31, 1998), Mr. Figgie becomes a consultant to the Corporation under the terms of the Employment Agreement for an additional three-year period at 50% of his prior level of compensation.

         In May 1989, all corporate officers and corporate level department heads, other than Mr. Figgie, who report to the Chief Executive Officer of the Corporation, entered into severance agreements (the "Severance Agreements") with the Corporation which become effective in the event of a change of control of the Corporation (as defined). The Severance Agreements provide compensation in the event that within 3 years of such change of control the executive is terminated other than for cause (as defined) or such employment terminates because the executive's duties, title, compensation, employee benefits or place of employment are adversely changed. In addition, if the executive terminates his employment during a period of 30 days following the end of 6 months after a change of control, the executive is entitled to severance compensation. Upon termination of employment where severance compensation is payable under the Severance Agreements, the executive is entitled to receive a payment comprised of 2 times his highest annual base salary, discretionary bonus and formula-based bonus awards through the date of his termination of employment, together with payments relating to the fair market value of any restricted stock forfeited pursuant to the terms of the related restricted stock purchase plan by such executive, all amounts payable which had previously been deferred on such executive's behalf and amounts provided under the Corporation's compensation or retirement plans to the extent such executive participated in such plan or plans at the time of such change of control. These payments are subject to reduction to the extent necessary to keep the aggregate amount of such severance compensation within the limits imposed by Section 280G of the Internal Revenue Code.

 COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Compensation Committee of the Board of Directors currently consists of Harry E. Figgie, Jr., Dale S. Coenen, and Walter M. Vannoy and Fred J. Brinkman. The members of the Compensation Committee during fiscal year 1993 were Harry
E. Figgie, Jr., Dale S. Coenen, and Dr. Harry E. Figgie, III. Mr. Figgie is the Chairman of the Board of the Corporation and its Chief Executive Officer and the Chairman of the Board of The Clark-Reliance Corporation. Dr. Figgie is the President of The Clark-Reliance Corporation and, during 1993, was Vice Chairman of Technology and Strategic Planning of the Corporation.

         The Stock Option Committee of the Board of Directors currently consists of Dale S. Coenen and A.A. Sommer, Jr. The members of the Stock Option Committee during fiscal year 1993 were Dale S. Coenen, A.A. Sommer, Jr. and Russell W. McFall.

         On August 25, 1993, the Corporation made a loan to Harry E. Figgie, Jr. to enable him to acquire restricted shares under the 1993 Plan. The loan was in the amount of $156,450, was payable on demand and bore an interest rate equal to the Bank of Boston's prime rate. As of April 28, 1994 the full amount of the loan had been repaid.

         In December 1992, the Corporation made short term, interest free loans to Harry E. Figgie and to Dr. Figgie to pay the federal, state and local taxes owed by them at the time of the lapse of the transfer restrictions on the restricted shares they acquired under the 1988 Plan, which was terminated by the Board of Directors of the Corporation on December 22, 1992. The amount of the loan made to Harry
E. Figgie was $2,443,381 and the loan made to Dr. Figgie was in the amount of $146,519. Harry E. Figgie and Dr. Figgie repaid their loans prior to May 5, 1993.

         Nancy Figgie, the wife of Harry E. Figgie, Jr. was Vice President of Facilities Planning of the Corporation until her resignation in February, 1994, and Matthew Figgie, the son of Harry E. Figgie, Jr., is Director of Mergers and
Acquisitions, Currency Trading and Corporate Investments of the Corporation. In 1993, Mrs. Figgie and Matthew Figgie collectively earned salaries and bonuses in the amount of $85,540 in their foregoing capacities.

         As of October 30, 1991, the Corporation purchased $1,000,000 of 10% Convertible Subordinated Debentures due October 30, 2001 issued by Trans-Industries, Inc. The debentures provide for prepayment without premium of $142,857 per year commencing in 1995 and additional optional prepayments at declining premiums over the same period. The debentures are convertible at any time at the option of the Corporation into common stock of Trans-Industries at $2.00 per share. Mr. Coenen is President, Chairman of the Board and a shareholder of Trans-Industries and Mr. Harry E. Figgie, Jr. is also a shareholder of Trans-Industries. The common stock of Trans-Industries is publicly traded in the over-the-counter market. The purchase was approved by the Board of Directors with Mr. Figgie and Mr. Coenen abstaining.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management

                                          PRINCIPAL STOCKHOLDERS







         The stockholders named in the following table are those which are known to the Corporation to be the beneficial owners of 5% or more of the Corporation's Class A Common
Stock or Class B Common Stock. Unless otherwise indicated, the information is as of April 8, 1994. For purposes of this table, and as used elsewhere in this Proxy Statement, the term "beneficial owner" means any person who, directly or indirectly, has or shares the power to vote, or to direct the voting of, a security or the power to dispose, or to direct the disposition of, a security. Except as otherwise indicated, the Corporation believes that each individual owner listed below exercises sole voting and dispositive power over his or its shares.


                                                                                         Amount and
                                                                                          Nature of
  Title of                Name and Address of                                            Beneficial         Percent
  Class                   Beneficial Owner                                                Ownership        of Class
  Class A                 Neuberger & Berman
  Common Stock            605 Third Avenue
                          New York, New York  10158                                      723,900(1)            5.3%

  Class A                 NewSouth Capital Management, Inc.
  Common Stock            755 Crossover Lane, Suite 233
                          Memphis, Tennessee  38117                                    1,363,574(2)           10.0%

  Class A                 Merrill Lynch Asset Management, L.P.
  Common Stock            800 Scrudders Mill Road
                          Plainsboro, New Jersey  08536                                1,063,234(3)            7.8%

  Class B                 Figgie International Inc. ESOP
  Common Stock            4420 Sherwin Road
                          Willoughby, Ohio 44094                                          374,367(4)            7.6%

  Class B                 Harry E. Figgie, Jr.
  Common Stock            Figgie International Inc.
                          4420 Sherwin Road






                          Willoughby, Ohio 44094                                         849,579(5)           17.2%

(1) This amount, as reflected in a report on Schedule 13G dated January 31, 1994, consists of 204,700 shares as to which the reporting person claims sole voting power, and 723,900 shares as to which the reporting person claims shared dispositive power.

(2) This amount, as reflected in a report on Schedule 13G dated July 7, 1993, consists of 1,291,574 shares as to which the reporting person claims sole voting power, 72,000 shares as to which the reporting person claims shared voting power, and 1,363,574 shares as to which the reporting person claims sole dispositive power.

(3) This amount, as reflected in a report on Schedule 13G dated February 16, 1994, filed by Merrill Lynch & Co.,
       Inc., Merrill Lynch Group, Inc., and Princeton Services,
       Inc. (which are parent holding companies), Merrill Lynch
       Capital Fund, Inc. (the investment company which holds the shares), and Merrill Lynch Asset Management, L.P.
       (doing business as Merrill Lynch Asset Management, the investment advisor to Merrill Lynch Capital Fund, Inc.), as a group, consists of 1,063,234 shares as to which the reporting persons claim shared voting power and 1,063,234 shares as to which the reporting persons claim shared dispositive power.

(4)    As of March 31, 1994, the ESOP held no shares of Class A
       Common Stock but held 683,355 shares of Class B Common
       Stock, of which 308,988 shares were allocated to participants. Allocations based on 1993 compensation have not been made as of April 8, 1994. As of such date, the ESOP may have residual voting power with respect to 374,367 shares of Class B Common Stock and no dispositive power with respect to any shares of Class B
       Common Stock. The Department of Labor has expressed the view that, under certain circumstances, the Employee






       Retirement Income Security Act of 1974 may require a trustee of an employee stock ownership plan to vote or determine whether to tender shares which are not allocated to participants' accounts. In view of the terms of the ESOP, the ESOP disclaims beneficial ownership of the unallocated shares held by the ESOP.
       The terms of the trust agreement for the ESOP provide that the Trustee has the authority to dispose of certain allocated and unallocated shares held by the ESOP only pursuant to the directions of participants with respect to the diversification of the investments of participant accounts, a response to a tender or exchange offer or as needed for the purposes of making distributions of cash in lieu of fractional shares or distributions of shares of Class A Common Stock instead of Class B Common Stock.
       The terms of the trust agreement for the ESOP, as amended effective April 1, 1994, also provide that participants are entitled to instruct the Trustee, on a confidential basis, on how to vote shares allocated to their accounts and on how to vote certain of the unallocated shares on any matter to be voted on by the stockholders of the Corporation. Under the trust agreement, allocated and unallocated shares for which no instructions are received cannot be voted or tendered by the Trustee. Each active participant is entitled to instruct the Trustee as to the voting or tendering of a portion of the unallocated shares in the proportion that his prior year's compensation (subject to a maximum amount of compensation) bears to the prior year's compensation of all active participants who actually give voting or tendering instructions. The Board of Directors of the Corporation appoints the trustee or trustees to act as the Trustee of the ESOP.  In March
       1994, the Board of Directors accepted the resignations of the prior individual trustees of the ESOP and the Board of Directors is now seeking an institutional trustee.







(5) For a description of Mr. Figgie's beneficial ownership, see the table under the caption "STOCK OWNERSHIP OF
       DIRECTORS, NOMINEES FOR DIRECTORS AND EXECUTIVE
       OFFICERS" and footnotes (2), (4), (5) and (8) thereto.

         STOCK OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS


       The following table and notes thereto set forth information, as of April 8, 1994, except as otherwise noted, with respect to the beneficial ownership of shares of Class A and Class B Common Stock by each Director and each Executive
Officer named in the Summary Compensation Table and, as a group, by the current Directors and Executive Officers of the Corporation, based upon information furnished to the Corporation by such persons.





                              AMOUNT OF BENEFICIAL OWNERSHIP AS OF APRIL 8, 1994 (1)


                               CLASS A          PERCENTAG  CLASS B                PERCENTAGE
NAME OF BENEFICIAL OWNER      COMMON STOCK      OF CLASS COMMON STOCK             OF CLASS
Fred J. Brinkman                   500              *           3,000                    *
Vincent A. Chiarucci            92,691 (2)          *           9,124 (2)                *
Dale Coenen                        300              *           3,000                    *
Harry E. Figgie, Jr. (3)       380,576 (2) (4)       2.8%     849,579 (2) (5) (8)           17.2%
Dr. Harry E. Figgie, III (3)     9,972 (2) (6)      *         193,818 (2) (7) (8)            1.2%
Alfred Gangnes                  22,371 (9)          *          12,504 (9)                *
John Lanahan                       358              *           6,536                    *
F. Rush McKnight                 1,315 (10)         *           6,503 (8) (10)           *
Harrison Nesbit, II              1,005 (11)         *           6,562 (11)               *






C.B. Robertson, III              2,500 (12)         *           9,000                    *
Gerald Rugger                      300              *           6,300                    *
Harold B. Scott                 14,100 (13)         *           4,500                    *
A.A. Sommer, Jr.                 2,250              *           7,750                    *
Walter M. Vannoy                 1,150              *           6,150                    *
Robert A. Weaver, Jr.              270              *           3,000 (14)               *
L.A. Harthun                    19,317 (2)          *           5,877 (2)                *
Joseph J. Skadra                 1,687 (2) (15)     *           2,328 (2) (15)           *
All Directors and Executive
  Officers as a Group (23 pers 550,662 (2)           4.0%   1,000,967 (2)                   20.2%


*  Less than 1%


 (1)     Except as otherwise indicated in footnotes (2), (4),
         (5), (6), (8), (10), and (14), each Director or
         Executive Officer owning shares listed or included in this table exercises sole voting and dispositive power over such shares.

 (2)     These amounts include shares of Class A and Class B
         Common Stock held by the ESOP for Salaried Employees, the ESOP and the Stock Bonus Plan which are subject to certain pass-through voting and tendering rights. The rights of participants in the ESOP to vote the shares held by such plans and to instruct the Trustee as to the tendering of both shares allocated to such participants and unallocated shares are described above in footnote (4) to the table under the caption
         "PRINCIPAL STOCKHOLDERS." The pass-through voting and tendering rights of participants in the ESOP for Salaried Employees are identical to those of the participants in the ESOP except that shares received from the Corporation's Salaried Provision (the "Prior
         Plan") purchased with amounts received from such plan or purchased with a loan repaid with amounts received from such plan must remain in the ESOP for Salaried






         Employees. The Prior Plan was terminated in 1988. The pass-through voting and tendering rights of participants in the Stock Bonus Plan are identical to those of the participants in the ESOP, except that all of the shares in the Stock Bonus Plan have been allocated to participants. The numbers of shares of Class A and Class B Common Stock held by the ESOP for
         Salaried Employees, the ESOP and the Bonus Plan which have been allocated as of May 5, 1993 based on 1992 compensation to Mr. Figgie, Dr. Figgie, Mr. Chiarucci,
         Mr. Harthun, Mr. Skadra and all Executive Officers as a group are as follows: (1) allocated shares in the ESOP for Salaried Employees: Mr. Figgie -- 840 shares of
         Class A Common Stock and 419 shares of Class B Common
         Stock; Dr. Figgie -- 519 shares of Class A Common Stock and 279 shares of Class B Common Stock; Mr. Chiarucci -
         - 720 shares of Class A Common Stock and 365 shares of
         Class B Common Stock; Mr. Harthun -- 833 shares of
         Class A Common Stock and 415 shares of Class B Common
         Stock; Mr. Skadra -- 816 shares of Class A Common Stock and 407 shares of Class B Common Stock; and all Executive Officers as a group -- 6,558 shares of Class
         A Common Stock and 3,307 shares of Class B Common
         Stock; and (2) allocated shares in the ESOP:  Mr.
         Figgie -- 421 shares of Class B Common Stock; Dr.
         Figgie -- 290 shares of Class B Common Stock; Mr.
         Chiarucci -- 368 shares of Class B Common Stock; Mr.
         Harthun -- 418 shares of Class B Common Stock; Mr.
         Skadra -- 410 shares of Class B Common Stock; and all
         Executive Officers as a group -- 3,358 shares of Class
         B Common Stock; and (3) allocated shares in the Bonus
         Plan:  Mr. Figgie -- 12,566 shares of Class B Common
         Stock; Dr. Figgie -- 171 shares of Class B Common
         Stock; Mr. Chiarucci -- 15 shares of Class B Common
         Stock; Mr. Harthun -- 4,198 shares of Class B Common
         Stock; Mr. Skadra -- 665 shares of Class B Common
         Stock; and all Executive Officers as a group -- 19,439 shares of Class B Common Stock. The numbers of shares of Class A and Class B Common Stock held by the ESOP for Salaried Employees and the ESOP which have not been allocated and are reflected in the table above as beneficially owned as of May 5, 1993 based on 1992 compensation by Mr. Figgie, Dr. Figgie, Mr. Chiarucci,
         Mr. Harthun, Mr. Skadra and all Executive Officers as a group are as follows: (1) unallocated shares in the ESOP for Salaried Employees: Mr. Figgie -- 871 shares of Class A Common Stock and 355 shares of Class B
         Common Stock; Dr. Figgie -- 871 shares of Class A
         Common Stock and 355 shares of Class B Common Stock;
         Mr. Chiarucci -- 871 shares of Class A Common Stock and
         355 shares of Class B Common Stock; Mr. Harthun -- 871 shares of Class A Common Stock and 355 shares of Class
         B Common Stock; Mr. Skadra -- 871 shares of Class A
         Common Stock and 355 shares of Class B Common Stock;
         and all Executive Officers as a group -- 8,031 shares of Class A Common Stock and 3,262 shares of Class B
         Common Stock; and (2) unallocated shares in the ESOP:
         Mr. Figgie -- 491 shares of Class B Common Stock; Dr.
         Figgie -- 491 shares of Class B Common Stock;
         Mr. Chiarucci -- 491 shares of Class B Common Stock;
         Mr. Harthun -- 491 shares of Class B Common Stock; Mr.
         Skadra -- 491 shares of Class B Common Stock; and all
         Executive Officers as a group -- 4,496 shares of Class
         B Common Stock.

 (3)     Harry E. Figgie, Jr., Chairman of the Board and Chief
         Executive Officer of the Corporation, is the father of Dr. Harry E. Figgie, III, a Director of the
         Corporation. Dr. Harry E. Figgie, III resigned from his position as Vice Chairman-Technology and Strategic
         Planning on March 16, 1994.

 (4)     This amount includes 37,844 shares of Class A Common
         Stock owned by The Clark-Reliance Corporation
         ("Clark-Reliance"), which are also included in the beneficial ownership of Dr. Figgie. Mr. Figgie, who is Chairman of the Board of Clark-Reliance, owns, together with members of his immediate family, all of the shares of Clark-Reliance and has shared voting and dispositive power with respect to the shares of Class A Common
         Stock owned by Clark-Reliance. This amount does not include: (i) a total of 28,183 shares of Class A Common
         Stock, consisting of 10,296 shares owned directly by, as of April 18, 1994, and 17,887 shares owned in trust for members of Mr. Figgie's immediate family, including
         Dr. Figgie's beneficial ownership as of May 5, 1993 in certain of the Corporation's employee benefit plans
         (see footnote (2) above); and (ii) 1,500 shares of Class A Common Stock owned directly by the Figgie
         Family Foundation of which Mr. Figgie is one of 4 trustees. Some of the shares listed in (i) above are beneficially owned by Dr. Figgie. See footnote (6) below.

 (5)     This amount includes 835,327 shares of Class B Common
         Stock as to which Mr. Figgie has sole voting and dispositive power and 134,564 shares of Class B Common
         Stock owned by Clark-Reliance as to which Mr. Figgie has shared voting and dispositive power. The Clark-
         Reliance shares are also included in the beneficial ownership of Dr. Figgie. This amount does not include:
         (i) a total of 301,435 shares of Class B Common Stock, consisting of 175,686 shares owned directly by, as of April 18, 1994, and 125,749 shares owned in trust for members of Mr. Figgie's immediate family, including Dr.
         Figgie's beneficial ownership as of May 5, 1993 in certain of the Corporation's employee benefit plans
         (see footnote (2) above); and (ii) 2,112 shares of Class B Common Stock owned directly by the Figgie
         Family Foundation, of which Mr. Figgie is one of 4 trustees. Some of the shares listed in (i) above are beneficially owned by Dr. Figgie. See footnote (7) below.

 (6)     This amount does not include 2,499 shares of Class A
         Common Stock owned in trust for Dr. Figgie.  This






         amount includes 37,844 shares of Class A Common Stock owned by Clark-Reliance, of which Dr. Figgie is president, a director and a minority stockholder. Dr.
         Figgie has shared voting and dispositive power with respect to the shares of Class A Common Stock owned by Clark-Reliance. The other shares of Class A Common
         Stock listed as beneficially owned by Dr. Figgie are not included in the number of shares of Class A Common
         Stock listed as beneficially owned by Mr. Figgie. See footnote (4) above.

 (7)     This amount does not include 2,499 shares of Class B
         Common Stock held in trust for Dr. Figgie. This amount includes 134,564 shares of Class B Common Stock owned by Clark-Reliance. Dr. Figgie has shared voting and dispositive power with respect to the shares owned by Clark-Reliance. The other shares of Class B Common
         Stock listed as beneficially owned by Dr. Figgie are not included in the number of shares of Class B Common
         Stock listed as beneficially owned by Mr. Figgie. See footnote (5) above.

 (8)     These amounts do not include 47,493 shares of Class B
         Common Stock held in a trust established by Mr. Figgie for a member of his immediate family. Dr. Figgie and Mr. McKnight serve as 2 of 3 trustees of such trust.

 (9) Mr. Gangnes shares voting and dispositive power with respect to 22,371 shares of Class A Common Stock and 12,504 shares of Class B Common Stock with his wife.

(10)     These amounts do not include 575 shares of Class A
         Common Stock and 575 shares of Class B Common Stock owned by Mr. McKnight's wife, as to which shares
         Mr. McKnight disclaims beneficial ownership.

(11)     These amounts do not include 2,405 shares of Class A
         Common Stock and 47 shares of Class B Common Stock owned by Mr. Nesbit's wife.







(12)     This amount does not include 2,500 shares of Class A
         Common Stock owned by Mr. Robertson's wife.

(13)     This amount includes 3,600 shares of Class A Common
         Stock for which Mr. Scott has shared voting and dispositive power as a co-trustee of a trust and 500 shares of Class A Common Stock for which Mr. Scott has shared voting and dispositive power as the custodian of a custodial account for his minor children.

(14)     This amount does not include 1,000 shares of Class B
         Common Stock owned in a trust of which Mr. Weaver's wife is the beneficiary.

(15)     Joseph J. Skadra resigned from his position as Senior
         Vice President-Finance and Controller on March 16,
         1994.

Item 13.  Certain Relationships and Related Transactions


                                           CERTAIN TRANSACTIONS


         Mr. Weaver, a member of the Board of Directors, is president of Robert A. Weaver, Jr. and Associates, Inc., which has performed consulting services for the Corporation in the area of acquisitions and dispositions. In 1993, the Corporation paid to Robert A. Weaver, Jr. and Associates,
Inc. $[160,410] in retainers, fees, advances and reimbursed expenses.

         Mr. Nesbit, a member of the Board of Directors, is Chairman of Godine, Nesbit, McCabe & Co., which has performed insurance underwriting services for the Corporation in providing the Split-Dollar Insurance Program for Mr. Figgie and the Split-Dollar Program for Executive Officers. In 1993 until Mr. Nesbit's retirement from Godine, Nesbit, McCabe & Co. on July 1, 1993, the Corporation paid to Massachusetts Mutual Life Insurance Co. $1,644,558 in insurance premiums for split-dollar insurance programs for executive officers, of which Mr. Nesbit received insurance commissions and other payments in the aggregate amount of $33,400.18. In addition, the Corporation paid Godine, Nesbit, McCabe & Co. $35,727.34 for Corporate Officers' Life Insurance in 1993.

         Certain transactions relating to the Corporation and Harry E. Figgie and Dr. Figgie are described under Item 11 under the caption "Compensation Committee Interlocks and Insider Participation" and are incorporated by reference.

         On August 25, 1993, the Corporation made a loan to Joseph J. Skadra to enable him to acquire restricted shares he acquired under the 1993 Plan. The loan was in the amount of $23,484, was payable on demand and bore interest at a rate equal to the Bank of Boston's prime rate. As of April 22, 1994, 1994, the amount outstanding was $0.

         In December 1992, the Corporation made short term, interest free loans to each of its executive officers to pay the federal, state and local taxes owed by each executive officer at the time of the lapse of the transfer restrictions on the restricted shares they acquired under the 1988 Plan when that plan was terminated by the Board of Directors of the Corporation. The amount of the loan made to certain of its executive officers and the amount outstanding on each such loan as of April 25, 1994 are as follows: Vincent A. Chiarucci, original note amount - $129,615, amount outstanding as of April 25, 1994 - $129,615; Luther A. Harthun, original note amount - $79,226, amount outstanding as of April 25, 1994 - $79,226; Joseph J. Skadra, original note amount - $72,462, amount outstanding as of April 25, 1994 - 0.