Form 10-Q
period 1994-03-31
FIGGIE INTERNATIONAL INC /DE/
filed 1994-05-23
CIK 720032

           SECURITIES AND EXCHANGE COMMISSION
              Washington, D. C. 20549


           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934





    For Quarter Ending        March 31, 1994

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

                   (216) 953-2700
      (Registrant's telephone number, including area code)



    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                             Yes  X    No

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                Outstanding at May 19, 1994

    Class A Common Stock, par value $.10 per share    13,672,445
    Class B Common Stock, par value $.10 per share     4,943,495


    Total number of pages contained in this report  18.

                        FIGGIE INTERNATIONAL INC.


                                  INDEX



                                                      Page No.


    PART I.  FINANCIAL INFORMATION
     Consolidated Statements of Income with Selected
       Consolidating Data For the Three Months Ending
       March 31, 1994 and 1993                        3


     Consolidated Balance Sheets with Selected
     Consolidating Data March 31, 1994 and
     December 31, 1993                                4 - 5


     Consolidated Statements of Cash Flow
     For the Three Months Ending
     March 31, 1994 and 1993                          6


     Notes to Consolidated Financial Statements       7 - 9


     Management's Discussion and Analysis of
     Financial Condition and Results of Operations    10 - 14


    PART II.  OTHER INFORMATION                       15


    EXHIBIT LIST                                      16


    EXHIBIT 99                                        17 - 18

                     FIGGIE INTERNATIONAL INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME
                  FOR THE THREE MONTHS ENDED MARCH 31, 1994 and 1993
                 (in thousands of dollars except for per share data)

                                                      (U  N  A  U  D  I
                                                      ConsolidaConsolida
                                                        1994     1993
    SALES AND OTHER INCOME FROM CONTINUING OPERATIONS:

     Net Sales                                          181406   181068
     Other income/(expense)                              -2668     2113
     Total sales and other income                       178738   183181

    COSTS AND EXPENSES FROM CONTINUING OPERATIONS:

    Cost of sales                                       152274   133331
    Selling, general, and administrative expenses        45677    35497
    Bad debt expense                                       604      519
    Interest expense, net                                10821     8635
    Restructuring charges                                  547     5705

    Total costs and expenses                            209923   183687

    MINORITY INTEREST                                       18        0

    INCOME/(LOSS) FROM CONTINUING OPERATIONS
    BEFORE PROVISION FOR TAXES ON INCOME                -31167     -506

    PROVISION FOR TAXES ON INCOME FROM
    CONTINUING OPERATIONS:
     Federal income taxes/(benefits)                    -10246     -128
     State income taxes/(benefits)                        -584      -13
    NET INCOME/(LOSS) BEFORE DISCONTINUED
    OPERATIONS AND CUMULATIVE EFFECT OF CHANGE
    IN ACCOUNTING FOR INCOME TAXES                      -20337     -365

    NET INCOME/(LOSS) FROM DISCONTINUED OPERATIONS           0     4179

    NET INCOME/(LOSS) BEFORE CUMULATIVE EFFECT
    OF CHANGE IN ACCOUNTING FOR INCOME TAXES            -20337     3814

    CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
    FOR INCOME TAXES                                         0     5839

    NET INCOME/(LOSS)                                   -20337     9653

    WEIGHTED AVERAGE SHARES                           17855702 17598831

    EARNINGS (LOSS) PER COMMON SHARE FROM
    CONTINUING OPERATIONS                                -1.14    -0.02

    EARNINGS (LOSS) PER COMMON SHARE FROM
    DISCONTINUED OPERATIONS                               0.00     0.24

    EARNINGS (LOSS) PER COMMON SHARE FROM
    CHANGE IN ACCOUNTING FOR INCOME TAXES                 0.00     0.33

    EARNINGS (LOSS) PER COMMON SHARE ON NET INCOME       -1.14     0.55

    COMMON DIVIDENDS DECLARED
    CLASS  A                                                 -    0.125
    CLASS  B                                                 -    0.125

    The accompanying Notes to Consolidated Financial Statements are an i of these statements.

                  FIGGIE INTERNATIONAL INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                     MARCH 31, 1994 and DECEMBER 31, 1993
                           (in thousands of dollars)

                                                      (U  N  A  U  D  I
                                                      ConsolidaConsolida
                                                      Mar 31, 1Dec 31, 1
    ASSETS

    Current Assets:
    Cash and cash equivalents                             4961     6833
    Marketable securities                                63935    27314
    Trade accounts receivable, less allowance for
     uncollectible accounts of $1,676 at 3/31/94
     and $1,376 at 12/31/93                             143268   144287
    Finance receivables                                   4146     5715
    Inventories                                         123917   126142
    Prepaid expenses                                     19543    16499
    Recoverable income taxes                              1317    36283
    Net assets related to discontinued operations       163734   170435

       Total current assets                             524821   533508

    PROPERTY, PLANT, AND EQUIPMENT:
     Land and land improvements                          51597    52272
     Buildings and leasehold improvements                92052    91130
     Machinery and equipment                            163128   155071
     Rental equipment                                    41889    39800
     Oil and gas properties                              48285    47901
                                                        396951   386174
    Accumulated depreciation and amortization          -137612  -131589
                                                        259339   254585
    Property under capital leases, less accumulated
     amortization of $12,736 at 3/31/94 and
     $14,825 at 12/31/93                                 10577    12540
    Net property, plant, and equipment                  269916   267125

    OTHER ASSETS:
     Investments in affiliates                           10345    10321
     Patents                                              1398     1425
     Goodwill                                            58163    58532
     Prepaid pension costs                               11217    10591
     Other                                               95186    96959
     Long-term finance receivables                       14788    19942
    Total Assets                                        985834   998403


    The accompanying Notes to Consolidated Financial Statements are an i these balance sheets.

                  FIGGIE INTERNATIONAL INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                     MARCH 31, 1994 and DECEMBER 31, 1993
                           (in thousands of dollars)

                                                      (U  N  A  U  D  I
                                                      ConsolidaConsolida
                                                      Mar 31, 1Dec 31, 1
    LIABILITIES
    Current Liabilities:
     Notes payable                                      115818    90891
     Current maturities of long-term debt               109328   109674
     Accounts payable                                    91808   113900
     Accrued salaries and wages                          16613    14910
     Other accrued expenses                              78185    69822
     Insurance loss reserves                              6834     6752
     Accrued federal income taxes                            -        -
     Long-term debt classified as current               275606   270952
      Total current liabilities                         694192   676901

    LONG-TERM DEBT                                       61008    64666
    DEFERRED FEDERAL INCOME TAXES                        12914    20604
    OTHER LONG-TERM LIABILITIES                          34807    32563
     Total Liabilities                                  802921   794734

    MINORITY INTEREST                                      429      435

    STOCKHOLDERS' EQUITY
     Preferred stock                                         -        -
     Common stock                                         1869     1874
     Capital surplus                                    126694   127488
     Retained earnings                                  103803   124020
     Unearned compensation                              -28380   -31003
     Cumulative translation adjustment                  -19818   -18956
     Unrealized loss on investments                      -1684     -189
      Total stockholders' equity                        182484   203234
      Total liabilities and stockholders' equity        985834   998403


    SUPPLEMENTAL STOCK INFORMATION
                                                          Shares Outstan
                                                      Mar 31, 1Dec 31, 1
    Preferred Stock - Authorized Shares 3,217,495            -        -
    Common Stock A - Authorized Shares 18,000,000     13703131 13750863
    Common Stock B - Authorized Shares 18,000,000      4988507  4988507

                                                      Par Value of Outst
                                                        1994     1993
    Preferred Stock - $1.00 par value                        -        -
    Common Stock A - $0.10 par value                   1370313  1375086
    Common Stock B - $0.10 par value                    498851   498851
                                                       1869164  1873937


    The accompanying Notes to Consolidated Financial Statements are an i these balance sheets.

        FIGGIE INTERNATIONAL INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CASH FLOW
    FOR THE THREE MONTHS ENDED MARCH 31, 1994 and 1993
                (in thousands of dollars)

                                                        1994
    Cash flow from operating activites:
         Loss from continuing operations                -20337
         Income from discontinued operations                 0
         Cumulative effect of accounting change              0
         Adjustments to reconcile net income to net
          cash provided by operating activities-
           Depreciation and amortization                  8538
           Amortization of ESOP unearned compensation     1620
         Other, net                                      -2184
         Changes in assets and liabilities, net of
          effects from purchase of businesses-
         (Increase)decrease in  trade accounts receiva   -9165
          Increase(decrease) in allowance for doubtful     146
         (Increase)decrease in finance receivables        6673
         (Increase)decrease in inventories               -7717
         (Increase)decrease in prepaid expense           -2837
         (Increase)decrease in prepaid pension cost       -398
         (Increase)decrease in other assets               -368
          Increase(decrease) in accounts payable        -20474
          Increase(decrease) in accrued expense           8305
          Increase(decrease) in deferred and accrued t   29170
          Increase(decrease) in insurance loss reserve    1343
          Increase(decrease) in other long-term liabil    1545
          Increase(decrease) in unearned premiums          -75

    Net cash provided(used) by operating activities      -6215

    Cash flows from investing activities:
         Capital expenditures                           -12330
         Payment for purchases of businesses and
          investments, net of cash acquired                -24
         Proceeds from sale of property, plant and equ    2655
         Proceeds from sale of discontinued operations   25648
        (Purchases)sales of marketable securities, net  -38027
    Net cash provided(used) in investing activities     -22078

    Cash flows from financing activities:
         Proceeds from long-term debt                      671
         Principal payments on long-term debt            -2101
         Net borrowings under notes payable,
          net of effects from purchases of businesses    27121
         Dividends paid                                      0
         Common stock transactions, net                   -142

    Net cash provided(used) by financing activities      25549
    Net (decrease) in cash and equivalents               -2744
    Cash and equivalents at beginning of year            10131
    Cash and equivalents at MARCH 31                      7387

    -  Continuing operations                              4961
    -  Discontinued operations                            2426

    The accompanying Notes to Consolidated Financial Statements are an i these statements.

        FIGGIE INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               March 31, 1994 and 1993


    The summarized financial information included herein has been prepar the Company pursuant to the rules and regulations of the Securities Exchange Commission and properly reflects all adjustments (consistin normal recurring accruals) which are, in the opinion of management, necessary to present a fair statement of the financial results for t periods covered by this report. The results of operations for the t months ending March 31, 1994 are not necessarily indicative of the r to be expected for the entire year.


    (1) Significant Accounting and Reporting Policies:

       The Company's summarized financial information for the three mont ending March 31, 1994 and 1993, included in this Form 10-Q Report been prepared in accordance with the accounting policies describe
       Note 1 of the Notes to Consolidated Financial Statements appearin Figgie International Inc.'s Form 10-K for the year ending Decembe 1993. While Company management believes the procedures followed preparing this summarized financial data are reasonable under the circumstances, the accuracy of the amounts are in some respects dependent upon facts that will exist, and procedures that will be performed by the Company, later in the fiscal year.


    (2)Inventories:

       Inventories are stated at the lower of cost or market and include of material, labor and overhead. The first-in, first-out method o inventory accounting is used in the determination of cost of sale

       The Company generally takes physical inventories of its raw mater work in process and finished goods between September 30 and Decem
       31. Management believes the cost of taking physical inventories frequently would considerably exceed the benefits. Accordingly, amounts shown for inventories at March 31, 1994 have been determi under the Company's regular accounting system, and management bel that no significant adjustments will arise when the next physical inventories are taken.

       It is impractical to segregate inventories into major classes due the nature of the items and the businesses carried on by the Comp and its subsidiaries.


    (3)Federal Income Taxes:

       The Company provides for Federal income taxes for interim reporti purposes using applicable statutory tax rates and considering ava tax credits. Effective January 1, 1993, the Company adopted SFAS 109, Accounting for Income Taxes. The effect of adopting SFAS 10 to increase first quarter 1993 net income $5.8 million.

    (4) Commitments and Contingent Liabilities:


       As reported under Item 3 "Legal Proceedings" in the Company's For Annual Report for the fiscal year ending December 31, 1993, the C appealed to the United States Court of Appeals for the Ninth Circ from a Federal District Court's summary judgement against the Com in a suit brought by the Federal Trade Commission seeking consume redress in connection with the sale of heat detectors manufacture the Company's Interstate Engineering division. In a Per Curiam o filed on May 7, 1993, the Court of Appeals affirmed in part and v in part the judgement of the District Court. The Court of Appeal that the District Court had committed error in ordering the Compa pay a minimum amount of approximately $7,600,000 but held that th Company could be required to pay refunds to those buyers who, aft notification, can make a valid claim for redress. The Company's subsequent petition for a writ of certiorari to the United States Supreme Court was denied and the Company is working with the Fede Trade Commission to implement a redress program.


       In a class action suit filed on April 18, 1994 in the U.S. Distri Court for the Northern District of Ohio against the Company and t former officers and directors, the plaintiff stockholder alleged disseminated false and misleading information to the investing pu concerning the Company's business, management, financial conditio future prospects in violation of Section 10(b) and 20(a) of the Securities Exchange Act of 1934. A separate class action suit wa filed by another stockholder on May 11, 1994, in the same court a the Company, certain former and present officers and directors, a Company's auditing firm, setting forth similar allegations. Both seek monetary damages and costs.


       The Company and certain of its subsidiaries are defendants in var other lawsuits arising in the ordinary course of business. In th opinion of Company management, the outcome of the litigation will have a material effect on the operations or financial position of Company. Costs incurred by the Company in the performance of U.S Government contracts are subject to audit. In the opinion of management, the final settlement of these costs will not result i significant adjustments to recorded amounts.


    (5) Reclassification of Amounts:

       Certain amounts for 1993 have been reclassified to reflect comparability with account classifications for 1994.

    (6) Discontinued Operations:

       In December of 1993, the Company instituted a divestiture plan as of its debt restructuring efforts to dispose of certain businesse through unrelated sales transactions. These entities represent separate major lines of business, class of customers, or non-repo business segments and, accordingly, have been treated as disconti operations as required by generally accepted accounting principle a result of this treatment, the accompanying consolidated financi statements have been reclassified to report separately the net as and operating results of the following operations: Rawlings Spor Goods, Sherwood-Drolet Corp. Ltd., Advance Security, American Laf Safety Supply America, Medical Devices, Huber/Essick/Mayco Pump, Cardinal Casualty Co., Colony Insurance Co., Hamilton Insurance C Waite Hill Services.

       Net assets of the discontinued operations at March 31, 1994 and December 31, 1993 consisted primarily of accounts receivable, inv and machinery and equipment, offset by insurance loss reserves re to the insurance companies.

       As a group, the discontinued operations represented sales volumes $90.4 million for the first three months of 1994 compared to sale $100.7 million for the same period in 1993, and are excluded from reported sales amounts. Net income from discontinued operations includes provisions for federal and state taxes at the statutory for the applicable period.

       No provision for loss on disposal of discontinued operations has provided as the Company expects its divestiture plan to result in gain. During the first quarter of 1994, the Company sold Advance Security to a privately held corporation.


    (7)  Liquidity and Restructuring Plans:

       As a result of 1993 operating results, the Company was not in compliance as of March 31, 1994 and December 31, 1993 with certai financial covenants contained in certain debt agreements, which p its lenders to accelerate the due date on its debt. However, the Company has subsequently received temporary waivers with respect those financial covenants. Since permanent waivers or modificati these covenants have not been obtained, $276 million and $271 mil of long-term debt has been classified as current for the periods March 31, 1994 and December 31, 1993, respectively.

       The Company is currently negotiating with banks party to its revo credit facility, other domestic and foreign banks, and other fina institutions in an effort to finalize a satisfactory restructurin its debt. The Company has continued to receive temporary waivers its banks. The latest series of waivers granted to the Company w expire at the end of May, 1994.

    ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    Results of Operations


    Consolidated net sales in the first three months of 1994 were $181.4 million, which is $338 thousand more than net sales of $181.1 millio reported in the first three months of 1993. Other Expense for the f three months of 1994 was $2.7 million versus Other Income of $2.1 mi for the same period last year. 1993 contained a $2.7 million recove a cancelled mask contract with the U.S. government, while 1994 refle $1.9 million in losses on sales of assets.



    Costs of goods and services were $152.3 million (83.9% to sales) in first three months of 1994 versus $133.3 million (73.6% to sales) du same period in 1993. The major reasons for these variances to prior are: (1) increased R&D expenses of approximately $1.0 million for n product development at Scott Aviation, Fire Protection and Snorkel; continued volume and production problems at Packaging Systems and Ha of approximately $7.3 million, which are only now expected to begin the effects of cost reduction efforts; (3) the revised accounting pr adopted 12/31/93 of expensing project costs and world class conversi as incurred of approximately $2.3 million; (4) expenses associated w pre-production costs of several new products of $2.6 million; and (5 correction to contract cost estimates at Automatic Sprinkler of approximately $2.9 million.


    Selling and General and Administrative expenses were $45.7 million o to sales for the first three months of 1994 versus $35.5 million or to sales in 1993. Selling expenses were generally flat with the pri period. General and Administrative expenses are up $10.5 million of $7.5 million is directly attributed to legal and professional fees a result of the debt restructuring and the defense of two stockholder derivative lawsuits filed in 1993. Interest expense of $10.8 millio the first three months of 1994 was $2.1 million more than that of th three months of 1993 due to an increase in debt as well as an increa variable interest rates.


    As of 12/31/93, the Company reported restructuring costs associated modernization of production facilities, equipment, and support syste $51.0 million, $8.8 million, and $5.9 million for the years 1993, 19 1991, respectively. The Company completed the major portions of thi conversion in prior years; however, some work is still continuing. reflected in the first three months of 1994 are $547 thousand when c to $5.7 million for the same period last year.

    The loss from continuing operations before provisions for taxes amou $31.2 million in the first three months of 1994 versus a loss of $50 thousand for the same period in 1993. Income from discontinued oper for the first three months of 1994, including the gain on the sale o Advance Security, is being deferred on the balance sheet per general accepted accounting principles. The Company expects overall gains o disposal of the discontinued operations and, therefore, no provision losses are required.


    The sale of Advance Security is being concluded and the Company has received a letter of intent for the purchase of Safety Supply Americ addition, there has also been significant activity with all of the o discontinued units. Rawlings Sporting Goods has filed an S-1 Regist Statement in preparation for an initial public offering and is also engaged in negotiations with private buyers. Numerous inquiries hav been received on the remaining units which are all expected to resul purchase offers.

    The Company's segment sales for the first three months of 1994 and 1 stated below:

                              Sales to Unaffiliated Customers
                            (in thousands except for percents)
                               Three Months Ending March 31
                                                1994 Over   Percent
                             1994       1993   (Under)1993Over (Under)
    Consumer              $  15,900  $  16,501 $     (601)     (3.6%)
    Industrial
     Fire Protection/Safety/
       Security              46,577     49,605     (3,028)     (6.1%)
     Machinery & Allied
       Products              67,038     65,914      1,124       1.7%
         Total Industrial   113,615    115,519     (1,904)     (1.6%)

    Technical                44,771     43,662      1,109       2.5%
    Services                  7,120      5,386      1,734      32.2%
     Total Sales          $ 181,406  $ 181,068  $     338       0.2%


    The Consumer Products segment's net sales were $15.9 million during first three months of 1994 versus net sales of $16.5 million during period in 1993. Reduced sales and selling prices from Fred Perry du primarily to the deepening European recessions continues to be the m reason for the declines in this segment. Spain and Germany continue very slow recovery, while the U.K. is starting to show some signs of improvement. Increased sales volumes at Interstate Engineering (up at Taylor Environment (up 17%) have partially offset the declines at Perry.

    Fire Protection/Safety/Security Product segment's net sales declined million or 6.1% during the first three months of 1994 when compared sales for the same period last year. Increased sales volumes from S health and safety products and from the Fire Protection division wer than offset by sales declines at Automatic Sprinkler. The non-resid construction market that require fire protection systems continues t very soft and is a primary factor affecting Automatic Sprinkler.

    The Machinery and Allied Products segment's net sales were $67.0 mil the first three months of 1994 versus $65.9 million for the same per year. The weak European economy and the closing of selected facilit had an adverse effect on the sales of material handling equipment. large distribution orders, earthquake related work in Los Angeles, a several industrial maintenance contracts are responsible for increas of scaffolding products. Increased sales of elevating work platform contributed to this segment's overall sales growth.

    The Technical Products segment's net sales were $44.8 million for th three months of 1994 versus $43.7 million for the same period last y This increase in sales is primarily due to increased shipments of In Electronics' Global Positioning Systems.

    The Service segment's net sales for the first three months of 1994 w million versus sales of $5.4 million for the same period in 1993. T change is due primarily to increased volume at the Financial Service subsidiary which involves an increase in the vehicle fleet as well a increases in equipment financing.

    The Company's segment operating income for the first three months of and 1993 are stated below:
                                     Operating Profits
                            (in thousands except for percents)
                               Three Months Ending March 31
                                                1994 Over   Percent
                             1994       1993   (Under)1993Over (Under)
    Consumer              $   1,514  $   1,024 $      490      47.9%
    Industrial
     Fire Protection/Safety/
       Security              (1,236)     2,882     (4,118)   (142.9%)
     Machinery & Allied
       Products                (638)     4,365     (5,003)   (114.6%)
         Total Industrial    (1,874)     7,247     (9,121)   (125.9%)

    Technical                (2,380)     6,320     (8,700)   (137.7%)
    Services                    464      1,172       (708)    (60.4%)
         Total Segments      (2,276)    15,763    (18,039)   (114.4%)

    General Corporate Expenses(18,088)  (7,634)   (10,454)   (136.9%)
    Interest Expense, Net   (10,821)    (8,635)    (2,186)    (25.3%)

    Income before Taxes
     on Income            $ (31,185) $    (506)$  (30,679)  (6063.1%)

    The Consumer Products segment's operating profits for the first thre of 1994 were $1.5 million versus profits of $1.0 million for the sam in 1993. The increase in profits is due partially to better perform Fred Perry as a result of cost reduction efforts. In addition, Fred experienced sales of substandard quality merchandise and seasonal it 1993 which occurred at a significantly reduced rate in 1994.

    Fire and Safety Products segment operating losses were $1.2 million first three months of 1994 compared to operating profits of $2.9 dur same period in 1993. The drop in profits is due primarily to Automa Sprinkler's volume drop, heavy competition among contractors for few and a correction of contract cost estimates.


    The Machining and Allied Products segment operating loss was $.6 mil the first three months of 1994 versus operating income of $4.4 milli the same period in 1993. Sales volume reductions and machinery conv costs at Packaging Systems are primarily responsible for the decline reduction efforts have been implemented and we expect to see these r in the future reporting periods. Insurance proceeds from the flood at Snorkel Economy have still not been received, but a settlement is expected in the near future.

    The Technical Products segment operating loss was $2.4 million for t three months of 1994 versus an operating income of $6.3 for the same in 1993. A volume reduction at Scott Aviation and mask contract rec proceeds in 1993 contribute to the change in profits year over year. Continued production problems at Hartman also contributed to reduced profits; however, cost reduction efforts have been implemented and a expected to result in future improvements.

    The Services segment operating profits were $.5 million for the firs months of 1994 compared to $1.2 million for the same period in 1993. decline in profits is due primarily to a decline in oil prices at th Natural Resources division.

    General corporate expenses during the first three months of 1994 wer million or $10.5 million over those of the same period last year. T increase in Corporate expenses is primarily due to a $7.5 million in in legal and professional fees as a direct result of debt restructur defense of two stockholder derivative lawsuits. Interest expense is million over the prior year due to an increase in debt as well as an increase in variable interest rates.

    The effective income tax benefit from continuing operations is 34.7% first three months of 1994 versus a 27.9% tax benefit during the sam last year.

    Liquidity and Capital Commitments


    The Company continues to operate under temporary waivers from its le in lieu of compliance with loan requirements. In the absence of the finalization of a new long-term financing package, the Company is re under generally accepted accounting principles to classify substanti of its long-term debt as a current liability at March 31, 1994 and D 31, 1993.


    The Company is continuing to negotiate with banks party to its revol credit facility, other domestic and foreign banks, and other financi institutions in an effort to obtain a satisfactory restructuring of debt. As part of its restructuring plan, the Company intends to dis certain businesses under a divestiture plan designed to provide liqu to the Company and pay down debt through the use of proceeds upon sa During the first quarter, the Advance Security Division was sold and proceeds retained as marketable securities for debt paydown when an agreement is reached with the banks.

    During the three months ending March 31, 1994, the Company increased debt by $25.5 million, realized a recovery of taxes, net of payments $29.2 million, sold businesses and equipment of $28.3 million which, with depreciation and amortization of $10.1 million and liquidation million of finance receivables, were used to purchase marketable sec of $38.0 million, increase key working capital (accounts receivable inventory net of accounts payable) by $37.4 million, make capital expenditures of $12.3 million and fund a net operating loss of $20.3 million.


    The Company's ability to continue to meet its liquidity requirements dependent upon its ability to successfully complete its restructurin efforts - specifically, finalizing a new long-term financing package completion of its divestiture program. The Company continues to mak progress in implementing actions aimed at restoring profitability an liquidity. Negotiations with certain of the Company's lenders conti take place in an effort to finalize a restructuring of its debt faci

                    PART II.   OTHER INFORMATION


    ITEM 1   LEGAL PROCEEDINGS

       In two separate suits reported in the Company's 1993 Form 10-K Annual Report, three stockholders of the Company filed derivative complaints during 1993 in the Common Pleas Court of Lake County, seeking recovery on behalf of the Company for alleged self-dealin waste of corporate assets, financial statement over-statements, g mismanagement and participation or acquiescence in such practices Directors of the Company, all of whom were named as defendants. Court consolidated the two suits and subsequently dismissed them respect to all defendants. The plaintiffs have filed a Notice of Appeal. See also Footnote (4) of Notes to Consolidated Financia Statements.

    ITEM 3  DEFAULTS UPON SENIOR SECURITIES
       See Note (7) Liquidity and Restructuring Plans of Notes to Consol Financial Statements.

    ITEM 5  OTHER INFORMATION
       A press release is attached as Exhibit 99.

    ITEM 6(a)  EXHIBITS
       Exhibit 99 - Press Release dated May 18, 1994.

    ITEM 6(b)  REPORTS ON FORM 8-K
       8-K filed March 17, 1994.
             Item 7(c) Exhibit.


                     SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by undersigned hereunto duly authorized.



                                 FIGGIE INTERNATIONAL INC.


    Date:     May 23, 1994       /s/
                                 A. C. Hays
                                 (Principal financial and accounting
                                 officer for purposes of this report)



    Date:     May 23, 1994       /s/
                                 L. A. Harthun
                                 Senior Vice President-International,
                                 General Counsel and Secretary