Form 10-Q/A
period 1994-03-31
FIGGIE INTERNATIONAL INC /DE/
filed 1994-06-03
CIK 720032

PLEASE NOTE:  THIS IS NOT AN AMENDED FILING.  WE ARE SUBMITTING
THIS FILING BECAUSE OUR ORIGINAL EDGAR FILING WAS TRUNCATED
DURING SUBMISSION.

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

                FIGGIE INTERNATIONAL INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
            FOR THE THREE MONTHS ENDING MARCH 31, 1994 AND 1993
            (in thousands of dollars except for per share data)

                                                  (U N A U D I T E D)
                                               Consolidated  Consolidated
                                                    1994          1993
SALES AND OTHER INCOME FROM CONTINUING OPERATIONS:

 Net Sales                                      $  181,406    $  181,068
 Other income/(expense)                             (2,668)        2,113

 Total sales and other income                      178,738       183,181

COSTS AND EXPENSES FROM CONTINUING OPERATIONS:

Cost of sales                                      152,274       133,331
Selling, general, and administrative expenses       45,677        35,497
Bad debt expense                                       604           519
Interest expense, net                               10,821         8,635
Restructuring charges                                  547         5,705
Total costs and expenses                           209,923       183,687

MINORITY INTEREST                                       18             0

INCOME/(LOSS) FROM CONTINUING OPERATIONS
BEFORE PROVISION FOR TAXES ON INCOME               (31,167)         (506)

PROVISION FOR TAXES ON INCOME FROM
CONTINUING OPERATIONS:

 Federal income taxes/(benefits)                   (10,246)         (128)
 State income taxes/(benefits)                        (584)          (13)

NET INCOME/(LOSS) BEFORE DISCONTINUED
OPERATIONS AND CUMULATIVE EFFECT OF CHANGE
IN ACCOUNTING FOR INCOME TAXES                     (20,337)         (365)

NET INCOME/(LOSS) FROM DISCONTINUED OPERATIONS           0         4,179

NET INCOME/(LOSS) BEFORE CUMULATIVE EFFECT
OF CHANGE IN ACCOUNTING FOR INCOME TAXES           (20,337)        3,814

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
FOR INCOME TAXES                                         0         5,839

NET INCOME/(LOSS)                               $  (20,337)   $    9,653

WEIGHTED AVERAGE SHARES                         17,855,702    17,598,831

EARNINGS (LOSS) PER COMMON SHARE FROM
CONTINUING OPERATIONS                          $     (1.14)   $    (0.02)

EARNINGS (LOSS) PER COMMON SHARE FROM
DISCONTINUED OPERATIONS                        $      0.00    $     0.24

EARNINGS PER COMMON SHARE FROM
CHANGE IN ACCOUNTING FOR INCOME TAXES          $      0.00    $     0.33

EARNINGS (LOSS) PER COMMON SHARE ON NET INCOME $     (1.14)   $     0.55

COMMON DIVIDENDS DECLARED
 CLASS A                                       $      0.00    $    0.125
 CLASS B                                       $      0.00    $    0.125

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                FIGGIE INTERNATIONAL INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                   MARCH 31, 1994 AND DECEMBER 31, 1993
                         (in thousands of dollars)


                                                  (U N A U D I T E D)
                                               Consolidated  Consolidated
                                               Mar 31, 1994  Dec 31, 1993
ASSETS

Current Assets:
Cash and cash equivalents                       $    4,961    $    6,833
Marketable securities                               63,935        27,314
Trade accounts receivable, less allowance for
 uncollectible accounts of $1,676 at 3/31/94
 and $1,376 at 12/31/93                            143,268       144,287
Finance receivables                                  4,146         5,715
Inventories                                        123,917       126,142
Prepaid expenses                                    19,543        16,499
Recoverable income taxes                             1,317        36,283
Net assets related to discontinued operations      163,734       170,435

   Total current assets                            524,821       533,508


PROPERTY, PLANT, AND EQUIPMENT:

 Land and land improvements                         51,597        52,272
 Buildings and leasehold improvements               92,052        91,130
 Machinery and equipment                           163,128       155,071
 Rental equipment                                   41,889        39,800
 Oil and gas properties                             48,285        47,901
                                                   396,951       386,174

Accumulated depreciation and amortization         (137,612)     (131,589)
                                                   259,339       254,585

Property under capital leases, less accumulated
 amortization of $12,736 at 3/31/94 and
 $14,825 at 12/31/93                                10,577        12,540

Net property, plant, and equipment                 269,916       267,125


OTHER ASSETS:

 Investments in affiliates                          10,345        10,321
 Patents                                             1,398         1,425
 Goodwill                                           58,163        58,532
 Prepaid pension costs                              11,217        10,591
 Other                                              95,186        96,959
 Long-term finance receivables                      14,788        19,942

Total Assets                                    $  985,834    $  998,403



The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                FIGGIE INTERNATIONAL INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                   MARCH 31, 1994 AND DECEMBER 31, 1993
                         (in thousands of dollars)


                                                  (U N A U D I T E D)
                                               Consolidated  Consolidated
                                               Mar 31, 1994  Dec 31, 1993
LIABILITIES

Current Liabilities:
 Notes payable                                  $  115,818    $   90,891
 Current maturities of long-term debt              109,328       109,674
 Accounts payable                                   91,808       113,900
 Accrued salaries and wages                         16,613        14,910
 Other accrued expenses                             78,185        69,822
 Insurance loss reserves                             6,834         6,752
 Accrued federal income taxes                            0             0
 Long-term debt classified as current              275,606       270,952

  Total current liabilities                        694,192       676,901

LONG-TERM DEBT                                      61,008        64,666
DEFERRED FEDERAL INCOME TAXES                       12,914        20,604
OTHER LONG-TERM LIABILITIES                         34,807        32,563

 Total Liabilities                                 802,921       794,734

MINORITY INTEREST                                      429           435

STOCKHOLDERS' EQUITY

 Preferred stock                                         0             0
 Common stock                                        1,869         1,874
 Capital surplus                                   126,694       127,488
 Retained earnings                                 103,803       124,020
 Unearned compensation                             (28,380)      (31,003)
 Cumulative translation adjustment                 (19,818)      (18,956)
 Unrealized loss on investments                     (1,684)         (189)

  Total stockholders' equity                       182,484       203,234

  Total liabilities and stockholders' equity    $  985,834    $  998,403


SUPPLEMENTAL STOCK INFORMATION
                                                 Shares Outstanding at
                                               Mar 31, 1994   Dec 31, 1993
Preferred Stock - Authorized Shares 3,217,495       -              -
Common Stock A - Authorized Shares 18,000,000    13,703,131   13,750,863
Common Stock B - Authorized Shares 18,000,000     4,988,507    4,988,507


                                            Par Value of Outstanding Shares
                                                   1994           1993
  Preferred Stock - $1.00 par value             $        -     $        -
  Common Stock A - $0.10 par value               1,370,313      1,375,086
  Common Stock B - $0.10 par value                 498,851        498,851
                                                $1,869,164     $1,873,937



The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                FIGGIE INTERNATIONAL INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOW
            FOR THE THREE MONTHS ENDING MARCH 31, 1994 AND 1993
                         (in thousands of dollars)


                                                    1994          1993
Cash flows from operating activities:
  Loss from continuing operations                $ (20,337)    $    (365)
  Income from discontinued operations                    0         4,179
  Cumulative effect of accounting change                 0         5,839
  Adjustments to reconcile net income to net
   cash provided by operating activities-
    Depreciation and amortization                    8,538         8,918
    Amortization of ESOP unearned compensation       1,620           126
  Other, net                                        (2,184)       (3,871)
  Changes in assets and liabilities, net of
   effects from purchase of businesses-
  (Increase) decrease in trade accounts receivables (9,165)      (10,349)
  Increase (decrease) in allowance for doubtful
   accounts                                            146           (54)
  (Increase) decrease in finance receivables         6,673        (3,973)
  (Increase) decrease in inventories                (7,717)      (29,980)
  (Increase) decrease in prepaid expenses           (2,837)       (3,103)
  (Increase) decrease in prepaid pension cost         (398)         (372)
  (Increase) decrease in other assets                 (368)       (9,425)
  Increase (decrease) in accounts payable          (20,474)       13,688
  Increase (decrease) in accrued expenses            8,305        10,609
  Increase (decrease) in deferred and accrued taxes 29,170           452
  Increase (decrease) in insurance loss reserves     1,343          (376)
  Increase (decrease) in other long-term liabilities 1,545        (1,572)
  Increase (decrease) in unearned premiums             (75)        1,502

 Net cash provided (used) by operating activities    (6,215)     (18,127)

Cash flows from investing activities:
  Capital expenditures                             (12,330)      (16,956)
  Payment for purchases of businesses and
   investments, net of cash acquired                   (24)       (2,260)
  Proceeds from sale of property, plant, and equip.  2,655        21,927
  Proceeds from sale of discontinued operations     25,648             0
  (Purchases) sales of marketable securities, net   (38,027)       1,407

 Net cash provided (used) in investing activities   (22,078)       4,118

Cash flows from financing activities:
  Proceeds from long-term debt                         671        12,710
  Principal payments on long-term debt              (2,101)      (15,091)
  Net borrowing under notes payable, net
   of effects from purchases of businesses          27,121        21,277
  Dividends paid                                         0        (2,296)
  Common stock transactions, net                      (142)       (3,401)

 Net cash provided by (used by) financing activities 25,549       13,199

Net (decrease) in cash and equivalents              (2,744)         (810)
Cash and equivalents at beginning of year           10,131        14,613

Cash and equivalents at MARCH 31                $    7,387    $   13,803

     - Continuing operations                    $    4,961    $    6,833

     - Discontinued operations                  $    2,426    $    6,970



The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

    FIGGIE INTERNATIONAL INC. AND SUBSIDIARIES
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           March 31, 1994 and 1993


The summarized financial information included herein has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and properly reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to present a fair statement of the financial results for the periods covered by this report. The results of operations for the three months ending March 31, 1994 are not necessarily indicative of the results to be expected for the entire year.


(1) Significant Accounting and Reporting Policies:

   The Company's summarized financial information for the three months ending March 31, 1994 and 1993, included in this Form 10-Q Report, has been prepared in accordance with the accounting policies described in Note 1 of the Notes to Consolidated Financial Statements appearing in Figgie International Inc.'s Form 10-K for the year ending December 31, 1993. While Company management believes the procedures followed in preparing this summarized financial data are reasonable under the circumstances, the accuracy of the amounts are in some respects dependent upon facts that will exist, and procedures that will be performed by the Company, later in the fiscal year.


(2)Inventories:

   Inventories are stated at the lower of cost or market and include cost of material, labor and overhead. The first-in, first-out method of inventory accounting is used in the determination of cost of sales.

   The Company generally takes physical inventories of its raw materials, work in process and finished goods between September 30 and December 31. Management believes the cost of taking physical inventories more frequently would considerably exceed the benefits. Accordingly, the amounts shown for inventories at March 31, 1994 have been determined under the Company's regular accounting system, and management believes that no significant adjustments will arise when the next physical inventories are taken.

   It is impractical to segregate inventories into major classes due to the nature of the items and the businesses carried on by the Company and its subsidiaries.


(3)Federal Income Taxes:

   The Company provides for Federal income taxes for interim reporting purposes using applicable statutory tax rates and considering available tax credits. Effective January 1, 1993, the Company adopted SFAS No. 109, Accounting for Income Taxes. The effect of adopting SFAS 109 was to increase first quarter 1993 net income $5.8 million.

(4) Commitments and Contingent Liabilities:


   As reported under Item 3 "Legal Proceedings" in the Company's Form 10-K Annual Report for the fiscal year ending December 31, 1993, the Company appealed to the United States Court of Appeals for the Ninth Circuit from a Federal District Court's summary judgement against the Company in a suit brought by the Federal Trade Commission seeking consumer redress in connection with the sale of heat detectors manufactured by the Company's Interstate Engineering division. In a Per Curiam opinion filed on May 7, 1993, the Court of Appeals affirmed in part and vacated in part the judgement of the District Court. The Court of Appeals held that the District Court had committed error in ordering the Company to pay a minimum amount of approximately $7,600,000 but held that the Company could be required to pay refunds to those buyers who, after notification, can make a valid claim for redress. The Company's subsequent petition for a writ of certiorari to the United States Supreme Court was denied and the Company is working with the Federal Trade Commission to implement a redress program.


   In a class action suit filed on April 18, 1994 in the U.S. District Court for the Northern District of Ohio against the Company and two former officers and directors, the plaintiff stockholder alleged that the defendants disseminated false and misleading information to the investing public concerning the Company's business, management, financial condition, and future prospects in violation of Section 10(b) and 20(a) of the Securities Exchange Act of 1934. A separate class action suit was filed by another stockholder on May 11, 1994, in the same court against the Company, certain former and present officers and directors, and the Company's auditing firm, setting forth similar allegations. Both suits seek monetary damages and costs.


   The Company and certain of its subsidiaries are defendants in various other lawsuits arising in the ordinary course of business. In the opinion of Company management, the outcome of the litigation will not have a material effect on the operations or financial position of the Company. Costs incurred by the Company in the performance of U.S. Government contracts are subject to audit. In the opinion of management, the final settlement of these costs will not result in significant adjustments to recorded amounts.


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

   Net assets of the discontinued operations at March 31, 1994 and December 31, 1993 consisted primarily of accounts receivable, inventory and machinery and equipment, offset by insurance loss reserves related to the insurance companies.

   As a group, the discontinued operations represented sales volumes of $90.4 million for the first three months of 1994 compared to sales of $100.7 million for the same period in 1993, and are excluded from the reported sales amounts. Net income from discontinued operations includes provisions for federal and state taxes at the statutory rates for the applicable period.

   No provision for loss on disposal of discontinued operations has been provided as the Company expects its divestiture plan to result in a net gain. During the first quarter of 1994, the Company sold Advance Security to a privately held corporation.


(7)  Liquidity and Restructuring Plans:

   As a result of 1993 operating results, the Company was not in compliance as of March 31, 1994 and December 31, 1993 with certain financial covenants contained in certain debt agreements, which permit its lenders to accelerate the due date on its debt. However, the Company has subsequently received temporary waivers with respect to those financial covenants. Since permanent waivers or modifications of these covenants have not been obtained, $276 million and $271 million of long-term debt has been classified as current for the periods ended March 31, 1994 and December 31, 1993, respectively.

   The Company is currently negotiating with banks party to its revolving credit facility, other domestic and foreign banks, and other financial institutions in an effort to finalize a satisfactory restructuring of its debt. The Company has continued to receive temporary waivers from its banks. The latest series of waivers granted to the Company will expire at the end of May, 1994.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations


Consolidated net sales in the first three months of 1994 were $181.4 million, which is $338 thousand more than net sales of $181.1 million reported in the first three months of 1993. Other Expense for the first three months of 1994 was $2.7 million versus Other Income of $2.1 million for the same period last year. 1993 contained a $2.7 million recovery on a cancelled mask contract with the U.S. government, while 1994 reflected $1.9 million in losses on sales of assets.


Costs of goods and services were $152.3 million (83.9% to sales) in the first three months of 1994 versus $133.3 million (73.6% to sales) during the same period in 1993. The major reasons for these variances to prior year are: (1) increased R&D expenses of approximately $1.0 million for new product development at Scott Aviation, Fire Protection and Snorkel;
(2) continued volume and production problems at Packaging Systems and Hartman of approximately $7.3 million, which are only now expected to begin to show the effects of cost reduction efforts; (3) the revised accounting practices adopted 12/31/93 of expensing project costs and world class conversion costs as incurred of approximately $2.3 million;
(4) expenses associated with the pre-production costs of several new products of $2.6 million; and (5) a correction to contract cost estimates at Automatic Sprinkler of approximately $2.9 million.


Selling and General and Administrative expenses were $45.7 million or 25.2% to sales for the first three months of 1994 versus $35.5 million or 19.6% to sales in 1993. Selling expenses were generally flat with the prior period. General and Administrative expenses are up $10.5 million of which $7.5 million is directly attributed to legal and professional fees as a result of the debt restructuring and the defense of two stockholder derivative lawsuits filed in 1993. Interest expense of $10.8 million for the first three months of 1994 was $2.1 million more than that of the first three months of 1993 due to an increase in debt as well as an increase in variable interest rates.


As of 12/31/93, the Company reported restructuring costs associated with the modernization of production facilities, equipment, and support systems of $51.0 million, $8.8 million, and $5.9 million for the years 1993, 1992, and 1991, respectively. The Company completed the major portions of this conversion in prior years; however, some work is still continuing. Charges reflected in the first three months of 1994 are $547 thousand when compared to $5.7 million for the same period last year.

The loss from continuing operations before provisions for taxes amounted to $31.2 million in the first three months of 1994 versus a loss of $506 thousand for the same period in 1993. Income from discontinued operations for the first three months of 1994, including the gain on the sale of Advance Security, is being deferred on the balance sheet per generally accepted accounting principles. The Company expects overall gains on the disposal of the discontinued operations and, therefore, no provisions for losses are required.


The sale of Advance Security is being concluded and the Company has also received a letter of intent for the purchase of Safety Supply America. In addition, there has also been significant activity with all of the other discontinued units. Rawlings Sporting Goods has filed an S-1 Registration Statement in preparation for an initial public offering and is also actively engaged in negotiations with private buyers. Numerous inquiries have also been received on the remaining units which are all expected to result in purchase offers.

The Company's segment sales for the first three months of 1994 and 1993 are stated below:

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


The Consumer Products segment's net sales were $15.9 million during the first three months of 1994 versus net sales of $16.5 million during the same period in 1993. Reduced sales and selling prices from Fred Perry due primarily to the deepening European recessions continues to be the major reason for the declines in this segment. Spain and Germany continue to show very slow recovery, while the U.K. is starting to show some signs of improvement. Increased sales volumes at Interstate Engineering (up 8%) and at Taylor Environment (up 17%) have partially offset the declines at Fred Perry.

Fire Protection/Safety/Security Product segment's net sales declined $3.0 million or 6.1% during the first three months of 1994 when compared to net sales for the same period last year. Increased sales volumes from Scott health and safety products and from the Fire Protection division were more than offset by sales declines at Automatic Sprinkler. The non-residential construction market that require fire protection systems continues to be very soft and is a primary factor affecting Automatic Sprinkler.

The Machinery and Allied Products segment's net sales were $67.0 million for the first three months of 1994 versus $65.9 million for the same period last year. The weak European economy and the closing of selected facilities has had an adverse effect on the sales of material handling equipment. Several large distribution orders, earthquake related work in Los Angeles, and several industrial maintenance contracts are responsible for increased sales of scaffolding products. Increased sales of elevating work platforms also contributed to this segment's overall sales growth.

The Technical Products segment's net sales were $44.8 million for the first three months of 1994 versus $43.7 million for the same period last year. This increase in sales is primarily due to increased shipments of Interstate Electronics' Global Positioning Systems.

The Service segment's net sales for the first three months of 1994 were $7.1 million versus sales of $5.4 million for the same period in 1993. This change is due primarily to increased volume at the Financial Services subsidiary which involves an increase in the vehicle fleet as well as increases in equipment financing.

The Company's segment operating income for the first three months of 1994 and 1993 are stated below:
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

The Consumer Products segment's operating profits for the first three months of 1994 were $1.5 million versus profits of $1.0 million for the same period in 1993. The increase in profits is due partially to better performance at Fred Perry as a result of cost reduction efforts. In addition, Fred Perry experienced sales of substandard quality merchandise and seasonal items in 1993 which occurred at a significantly reduced rate in 1994.

Fire and Safety Products segment operating losses were $1.2 million for the first three months of 1994 compared to operating profits of $2.9 during the same period in 1993. The drop in profits is due primarily to Automatic Sprinkler's volume drop, heavy competition among contractors for fewer jobs, and a correction of contract cost estimates.

The Machining and Allied Products segment operating loss was $.6 million for the first three months of 1994 versus operating income of $4.4 million for the same period in 1993. Sales volume reductions and machinery conversion costs at Packaging Systems are primarily responsible for the decline. Cost reduction efforts have been implemented and we expect to see these results in the future reporting periods. Insurance proceeds from the flood damage at Snorkel Economy have still not been received, but a settlement is expected in the near future.

The Technical Products segment operating loss was $2.4 million for the first three months of 1994 versus an operating income of $6.3 for the same period in 1993. A volume reduction at Scott Aviation and mask contract recovery proceeds in 1993 contribute to the change in profits year over year. Continued production problems at Hartman also contributed to reduced profits; however, cost reduction efforts have been implemented and are expected to result in future improvements.

The Services segment operating profits were $.5 million for the first three months of 1994 compared to $1.2 million for the same period in 1993. The decline in profits is due primarily to a decline in oil prices at the Natural Resources division.

General corporate expenses during the first three months of 1994 were $18.1 million or $10.5 million over those of the same period last year. The increase in Corporate expenses is primarily due to a $7.5 million increase in legal and professional fees as a direct result of debt restructuring and defense of two stockholder derivative lawsuits. Interest expense is up $2.2 million over the prior year due to an increase in debt as well as an increase in variable interest rates.

The effective income tax benefit from continuing operations is 34.7% in the first three months of 1994 versus a 27.9% tax benefit during the same period last year.

Liquidity and Capital Commitments


The Company continues to operate under temporary waivers from its lenders in lieu of compliance with loan requirements. In the absence of the finalization of a new long-term financing package, the Company is required under generally accepted accounting principles to classify substantially all of its long-term debt as a current liability at March 31, 1994 and December 31, 1993.


The Company is continuing to negotiate with banks party to its revolving credit facility, other domestic and foreign banks, and other financial institutions in an effort to obtain a satisfactory restructuring of its debt. As part of its restructuring plan, the Company intends to dispose of certain businesses under a divestiture plan designed to provide liquidity to the Company and pay down debt through the use of proceeds upon sale. During the first quarter, the Advance Security Division was sold and proceeds retained as marketable securities for debt paydown when an agreement is reached with the banks.


During the three months ending March 31, 1994, the Company increased its debt by $25.5 million, realized a recovery of taxes, net of payments, of $29.2 million, sold businesses and equipment of $28.3 million which, along with depreciation and amortization of $10.1 million and liquidation of $6.7 million of finance receivables, were used to purchase marketable securities of $38.0 million, increase key working capital (accounts receivable and inventory net of accounts payable) by $37.4 million, make capital expenditures of $12.3 million and fund a net operating loss of $20.3 million.


The Company's ability to continue to meet its liquidity requirements is dependent upon its ability to successfully complete its restructuring efforts - specifically, finalizing a new long-term financing package and completion of its divestiture program. The Company continues to make progress in implementing actions aimed at restoring profitability and liquidity. Negotiations with certain of the Company's lenders continue to take place in an effort to finalize a restructuring of its debt facilities.

                PART II.   OTHER INFORMATION


ITEM 1   LEGAL PROCEEDINGS

   In two separate suits reported in the Company's 1993 Form 10-K Annual Report, three stockholders of the Company filed derivative complaints during 1993 in the Common Pleas Court of Lake County, Ohio seeking recovery on behalf of the Company for alleged self-dealing, waste of corporate assets, financial statement over-statements, gross mismanagement and participation or acquiescence in such practices by Directors of the Company, all of whom were named as defendants. The Court consolidated the two suits and subsequently dismissed them with respect to all defendants. The
   plaintiffs have filed a Notice of Appeal.   See also Footnote (4) of
   Notes to Consolidated Financial Statements.

ITEM 3  DEFAULTS UPON SENIOR SECURITIES
   See Note (7) Liquidity and Restructuring Plans of Notes to
   Consolidated Financial Statements.

ITEM 5  OTHER INFORMATION
   A press release is attached as Exhibit 99.

ITEM 6(a)  EXHIBITS
   Exhibit 99 - Press Release dated May 18, 1994.

ITEM 6(b)  REPORTS ON FORM 8-K
   8-K filed March 17, 1994.
         Item 7(c) Exhibit.


                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

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