Form 10-Q
period 1994-06-30
FIGGIE INTERNATIONAL INC /DE/
filed 1994-08-15
CIK 720032

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                 Form 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended       June 30, 1994

Commission file number      1-8591

                 FIGGIE INTERNATIONAL INC.
    (Exact name of Registrant as specified in its charter)


Delaware                                   52-1297376
State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)             Identification No.)

4420 Sherwin Road, Willoughby, Ohio        44094
(Address of principal executive offices)   (Zip Code)

(216) 953-2700
(Registrant's telephone number)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.      Yes  X    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                      Outstanding at August 5, 1994
Class A Common Stock, par value $.10 per share        13,758,691
Class B Common Stock, par value $.10 per share         4,941,902

Total number of pages contained in this report  19 .

                         FIGGIE INTERNATIONAL INC.


                                   INDEX



                                                                Page No.


PART I.  FINANCIAL INFORMATION
  Consolidated Statements of Income for the
   Six Months Ended June 30, 1994 and 1993                             3


  Consolidated Statements of Income for the
   Three Months Ended June 30, 1994 and 1993                           4


  Consolidated Balance Sheets as of June 30, 1994
    and December 31, 1993                                          5 - 6


  Consolidated Statements of Cash Flow
    for the Six Months Ended June 30, 1994 and 1993                    7


  Notes to Consolidated Financial Statements                      8 - 11


  Management's Discussion and Analysis of
    Financial Condition and Results of Operations                12 - 18



PART II.  OTHER INFORMATION                                           19

/TABLE

                        FIGGIE INTERNATIONAL INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF INCOME
                      FOR THE SIX MONTHS ENDED JUNE 30, 1994 AND 1993
                         (in thousands, except for per share data)

                                                               (U N A U D I T E D)
                                                              1994             1993
CONTINUING OPERATIONS:

SALES AND OTHER INCOME
 Net Sales                                                $  361,439       $  364,867
 Other income/(expense)                                       (6,944)           1,764
  Total sales and other income                               354,495          366,631

COSTS AND EXPENSES
 Cost of sales                                               307,824          273,103
 Selling, general and administrative expenses                 79,220           65,883
 Bad debt expense                                              1,219              811
 Interest expense, net                                        20,903           16,796
 Restructuring charges                                           921            8,727
  Total costs and expenses                                   410,087          365,320

(LOSS) INCOME FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES (BENEFIT)                                (55,592)           1,311

INCOME TAXES/(BENEFIT)                                       (18,482)             480

(LOSS) INCOME BEFORE DISCONTINUED
OPERATIONS AND CUMULATIVE EFFECT OF CHANGE
IN ACCOUNTING                                                (37,110)             831

(LOSS) INCOME FROM DISCONTINUED OPERATIONS,
NET OF TAX                                                    (1,098)           3,488

(LOSS) INCOME BEFORE CUMULATIVE EFFECT
OF CHANGE IN ACCOUNTING FOR INCOME TAXES                     (38,208)           4,319

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
FOR INCOME TAXES                                                   0            5,839

NET (LOSS) INCOME                                         $  (38,208)      $   10,158

WEIGHTED AVERAGE SHARES                                       17,811           17,566

(LOSS) EARNINGS PER COMMON SHARE:
  CONTINUING OPERATIONS                                   $    (2.08)      $      .05

  DISCONTINUED OPERATIONS                                       (.06)             .20

  CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING                        -              .33

  NET INCOME                                              $    (2.14)      $      .58

COMMON DIVIDENDS DECLARED
 CLASS A                                                  $        -       $      .25
 CLASS B                                                  $        -       $      .25

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        FIGGIE INTERNATIONAL INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF INCOME
                     FOR THE THREE MONTHS ENDED JUNE 30, 1994 AND 1993
                         (in thousands, except for per share data)


                                                               (U N A U D I T E D)
                                                              1994             1993
CONTINUING OPERATIONS:

SALES AND OTHER INCOME
 Net Sales                                                $  190,347       $  194,953
 Other income/(expense)                                       (3,725)            (848)
  Total sales and other income                               186,622          194,105

COSTS AND EXPENSES
 Cost of sales                                               163,128          145,781
 Selling, general and administrative expenses                 36,925           34,508
 Bad debt expense                                                659              257
 Interest expense, net                                        10,195            8,328
 Restructuring charges                                           374            4,428
  Total costs and expenses                                   211,281          193,302

(LOSS) INCOME FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES (BENEFIT)                                (24,659)             803

INCOME TAXES/(BENEFIT)                                        (7,725)             338

(LOSS) INCOME BEFORE DISCONTINUED
OPERATIONS AND CUMULATIVE EFFECT OF CHANGE
IN ACCOUNTING                                                (16,934)             465

(LOSS) INCOME FROM DISCONTINUED OPERATIONS,                     (937)              40
NET OF TAX

(LOSS) INCOME BEFORE CUMULATIVE EFFECT
OF CHANGE IN ACCOUNTING FOR INCOME TAXES                     (17,871)             505

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
FOR INCOME TAXES                                                   0                0

NET (LOSS) INCOME                                         $  (17,871)      $      505

WEIGHTED AVERAGE SHARES                                       17,766           17,534

(LOSS) EARNINGS PER COMMON SHARE:
  CONTINUING OPERATIONS                                   $     (.95)      $      .03

  DISCONTINUED OPERATIONS                                       (.05)               -

  CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING                        -                -

  NET INCOME                                              $    (1.00)      $      .03

COMMON DIVIDENDS DECLARED
 CLASS A                                                  $        -       $      .125
 CLASS B                                                  $        -       $      .125



The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.
/TABLE

                        FIGGIE INTERNATIONAL INC. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                            JUNE 30, 1994 AND DECEMBER 31, 1993
                                      (in thousands)


                                                               (U N A U D I T E D)
                                                        June 30, 1994     Dec 31, 1993
ASSETS

CURRENT ASSETS:

 Cash and cash equivalents                                $   12,044       $    5,240
 Marketable securities                                        62,463           27,314
 Trade accounts receivable, less allowance for
  uncollectible accounts of $820 at June 30, 1994
  and $397 at December 31, 1993                              138,386          135,246
 Finance receivables                                           3,878            5,715
 Inventories                                                 114,293          119,608
 Prepaid expenses                                             22,691           15,796
 Recoverable income taxes                                     18,771           36,283
 Net assets related to discontinued operations               186,955          212,678

   Total current assets                                      559,481          557,880


PROPERTY, PLANT AND EQUIPMENT:

 Land and land improvements                                   50,016           50,786
 Buildings and leasehold improvements                         85,611           88,034
 Machinery and equipment                                     159,504          148,278
 Rental equipment                                             36,975           39,800
 Oil and gas properties                                       48,778           47,901
                                                             380,884          374,799

Accumulated depreciation and amortization                   (131,783)        (126,183)
                                                             249,101          248,616

Property under capital leases, less accumulated
 amortization of $12,473 at June 30, 1994 and
 $14,430 at December 31, 1993                                  9,387           12,540

   Net property, plant and equipment                         258,488          261,156


OTHER ASSETS:

 Investments in affiliates                                    10,348           10,324
 Patents                                                       1,164            1,218
 Goodwill                                                     38,364           39,178
 Prepaid pension costs                                        11,619           10,591
 Other                                                        81,302           95,147
 Long-term finance receivables                                16,989           19,942

   Total Other Assets                                        159,786          176,400


Total Assets                                              $  977,755       $  995,436






The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                        FIGGIE INTERNATIONAL INC. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                            JUNE 30, 1994 AND DECEMBER 31, 1993
                                      (in thousands)



                                                               (U N A U D I T E D)
                                                        June 30, 1994     Dec 31, 1993
LIABILITIES

CURRENT LIABILITIES:

 Notes payable                                            $  129,809       $   90,891
 Current maturities of long-term debt                        109,007          109,633
 Accounts payable                                             99,264          110,126
 Accrued salaries and wages                                   17,471           15,023
 Other accrued expenses                                       58,551           66,908
 Insurance loss reserves                                       6,874            6,752

  Total current liabilities                                  420,976          399,333

LONG-TERM DEBT                                               331,480          334,843
DEFERRED FEDERAL INCOME TAXES                                 19,879           20,110
OTHER LONG-TERM LIABILITIES                                   32,402           33,691

 Total Liabilities                                           804,737          787,977


STOCKHOLDERS' EQUITY

 Preferred Stock - $1.00 par value                        $        -       $        -
 Common Stock A - $0.10 par value                              1,375            1,375
 Common Stock B - $0.10 par value                                493              499
 Capital surplus                                             125,960          127,488
 Retained earnings                                            86,052          124,020
 Unearned compensation                                       (25,956)         (31,003)
 Cumulative translation adjustment                           (14,821)         (14,920)
 Unrealized loss on investments                                  (85)               -

  Total stockholders' equity                                 173,018          207,459

  Total liabilities and stockholders' equity              $  977,755       $  995,436



SUPPLEMENTAL STOCK INFORMATION
                                                              Shares Outstanding at
                                                        June 30, 1994     Dec 31, 1993
  Preferred Stock - Authorized Shares 3,217,495                     -                -
  Common Stock A - Authorized Shares 18,000,000            13,750,058       13,750,863
  Common Stock B - Authorized Shares 18,000,000             4,931,751        4,988,507












The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.
/TABLE

                        FIGGIE INTERNATIONAL INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOW
                      FOR THE SIX MONTHS ENDED JUNE 30, 1994 AND 1993
                                      (in thousands)


                                                                 (U N A U D I T E D)
                                                              1994               1993
Operating Activities:
  (Loss) Income from continuing operations                $  (37,110)        $      831
  (Loss) Income from discontinued operations                  (1,098)             3,488
  Cumulative effect of accounting change                           -              5,839
  Adjustments to reconcile net (loss) income to
   net cash provided (used) by operating activities-
    Depreciation and amortization                             20,495             18,523
    Amortization of ESOP unearned compensation                 3,240                246
  Other, net                                                  (1,002)            (8,277)
  Changes in operating assets and liabilities
    Trade accounts receivables                                   563             13,674
    Allowance for doubtful accounts                              484                365
    Finance receivables                                        4,699              1,267
    Inventories                                               (4,344)           (23,903)
    Prepaid expenses                                          (6,376)            (7,816)
    Prepaid pension cost                                        (800)              (751)
    Other assets                                              16,208            (19,841)
    Accounts payable                                         (15,349)            14,215
    Accrued expenses                                         (10,156)             3,596
    Deferred and accrued taxes                                16,331              9,715
    Insurance loss reserves                                    1,832             (2,114)
    Other long-term liabilities                               (1,289)            (3,237)
    Unearned premiums                                           (114)             2,675

 Net cash provided (used) by operating activities            (13,786)             8,495

Investing Activities:
  Capital expenditures                                       (17,381)           (31,417)
  Payment for purchases of businesses and
   investments, net of cash acquired                            (144)            (6,110)
  Proceeds from sale of property, plant, and equipment         4,757             51,776
  Proceeds from sale of discontinued operations               35,651                  -
  (Purchases) sales of marketable securities, net            (35,490)             3,203

 Net cash provided (used) in investing activities            (12,607)            17,452

Financing Activities:
  Proceeds from long-term debt                                 2,722              3,444
  Principal payments on long-term debt                        (6,666)           (30,405)
  Net borrowing under notes payable, net
   of effects from purchases of businesses                    38,518                945
  Dividends paid                                                   -             (4,587)
  Common stock transactions, net                                (348)            (4,567)

 Net cash provided by (used by) financing activities          34,226            (35,170)

Net (decrease) in cash and equivalents                         7,833             (9,223)
Cash and equivalents at beginning of year                     10,131             14,613

Cash and equivalents at JUNE 30                           $   17,964         $    5,390

     - Continuing operations                              $   12,044         $    2,700

     - Discontinued operations                            $    5,920         $    2,690



The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.
/TABLE

                FIGGIE INTERNATIONAL INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          June 30, 1994 and 1993


The summarized financial information included herein has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and properly reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to present a fair statement of the financial results for the periods covered by this report. The results of operations for the six months ended June 30, 1994 are not necessarily indicative of the results to be expected for the entire year.


(1) Significant Accounting and Reporting Policies:

    The Company's financial information for the six months ended June 30, 1994 and 1993 has been prepared in accordance with the accounting policies described in Note 1 of the Notes to Consolidated Financial Statements appearing in Figgie International Inc.'s Form 10-K for the year ended December 31, 1993.


(2) Inventories:

    Inventories are stated at the lower of cost or market and include cost of material, labor and overhead. The first-in, first-out method of inventory accounting is used in the determination of cost of sales.

    The Company conducts physical inventories of its raw materials, work in process and finished goods between September 30 and December 31. The amounts shown for inventories at June 30, 1994 have been determined under the Company's regular accounting system.

    It is impractical to segregate inventories into major classes due to the nature of the items and the businesses carried on by the Company.


(3) Federal Income Taxes:

    The Company provides for Federal income taxes for interim reporting purposes using applicable statutory tax rates and considering available tax credits. Effective January 1, 1993, the Company adopted SFAS No. 109, Accounting for Income Taxes, the effect of which was to increase first quarter 1993 net income by $5.8 million.


(4) Commitments and Contingent Liabilities:

    As reported under Item 3 "Legal Proceedings" in the Company's 1993 Form 10-K Annual Report, the Company appealed to the United States Court of Appeals for the Ninth Circuit a Federal District Court's summary judgment against the Company in a suit brought by the Federal Trade Commission seeking consumer redress in connection with the sale of heat detectors manufactured by the Company's Interstate Engineering division. The Court of Appeals held that the District Court had committed error in ordering the Company to pay a minimum amount of approximately $7,600,000 but held that the Company could be required to pay refunds to those buyers who, after notification, can make a valid claim for redress. The Company is working with the Federal Trade Commission toward the completion of a redress program. The Company had established an accrual and no additional material charge to earnings is anticipated.

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

    The Company and certain of its subsidiaries are defendants in various other lawsuits arising in the ordinary course of business. In the opinion of Company management, the outcome of the litigation will not have a material adverse effect on the operations or financial position of the Company. Costs incurred by the Company in the performance of U.S. Government contracts are subject to audit. In the opinion of management, the final settlement of these costs will not result in significant adjustments to recorded amounts.


(5) Reclassification of Amounts:

    Certain amounts for 1993 have been reclassified to reflect comparability with account classifications for 1994.


(6) Discontinued Operations:

    In December of 1993, the Company instituted a divestiture program of certain businesses as part of its debt restructuring efforts. These entities represent separate major lines of business, classes of customers, or non-reportable business segments and, accordingly, have been treated as discontinued operations as required by generally accepted accounting principles. In June 1994, this program was amended to include the Fred Perry and Casi-Rusco businesses. The accompanying consolidated financial statements have been reclassified to report as discontinued operations the net assets and operating results of the following operations: Rawlings Sporting Goods, Sherwood-Drolet Corp. Ltd., Advance Security, American Lafrance, Safety Supply America, Medical Devices, Huber/Essick/Mayco Pump, Cardinal Casualty Co., Colony Insurance Co., Hamilton Insurance Co., Waite Hill Services, Fred Perry, and Casi-Rusco.

    Net assets of the discontinued operations at June 30, 1994 and December 31, 1993 consisted primarily of accounts receivable, inventory and machinery and equipment, offset by payables, accruals and insurance loss reserves.

    Discontinued operations represented sales volumes of $176.7 million for the first six months of 1994 compared to $209.3 million for the same period in 1993, and are excluded from the reported sales amounts. Income from discontinued operations includes provisions for federal and state taxes at the statutory rates for the applicable period.

    No provision for loss on disposal of discontinued operations has been provided as the Company does not expect its divestiture plan to result in a net loss. During the first six months of 1994, the Company completed the sale of Advance Security and Casi-Rusco. In July 1994, the Company completed the sale of Rawlings Sporting Goods and Safety Supply America.


(7) Debt Restructuring and Divestitures:


    Subsequent to June 30, 1994, the Company executed agreements with its lenders to restructure approximately $315 million in debt and commitments, of which $277 million was outstanding, and $172 million in leases. The restructuring resulted in the repayment of $97 million in debt and leases on August 1, 1994. The Company had disposed of certain businesses under a divestiture program and used sale proceeds to pay down debt. The agreements require, in addition to the normally scheduled debt payments, a further reduction of approximately $115 million in debt and lease obligations based upon debt amortization payments to be made through June 30, 1995. The agreement, which matures on June 30, 1995, consolidated 26 previous credit facilities into one and restructured a series of lease agreements. The agreement bears interest at base rate plus 2%. This agreement also contains restrictions and financial covenants on capital expenditures, cash flow and consolidated tangible net worth.


    As a result of this refinancing, the debt has been classified as long-term debt on the balance sheet as of June 30, 1994 and December 31, 1993 based on revised maturity schedules.

    Notes payable and long-term debt at June 30, 1994 and December 31, 1993 are as follows:

                                               (in thousands of dollars)
                                         June 30, 1994      Dec 31, 1993
    Notes Payable                           $ 129,809         $  90,891

    Long-Term Debt
      Revolving Credit Agreement              150,000           150,000
      9-7/8% Notes due 1999                   174,000           174,000
      ESOP Note due 1996                       10,000            10,000
      Long-Term Notes due 1994                 10,000            10,000
      Long-Term Notes due 1995                 15,000            15,000
      Mortgage Notes Payable                   63,295            63,850
      Other debt                                  475               614
        Total Notes & Mortgages               422,770           423,464

      Capital Leases                            8,217            10,012
      Subordinated Debt                         9,500            11,000

        Total Long-Term Debt                  440,487           444,476

        Less- Current Maturities              109,007           109,633

      Long-Term Debt                        $ 331,480         $ 334,843


    The following table shows the pro forma effect of the receipt of the proceeds from the divestitures that were completed in July, 1994 and the application of proceeds to pay leases, debt and expenses and to establish escrow accounts in July and August of 1994.

                               As Recorded   Receipt of              Pro forma
                                    at      Divestiture   Pay down     as of
                              June 30, 1994   Proceeds     Debt    June 30, 1994
   Marketable Securities         $  62,463   $ 130,080  $(144,734)    $  47,729
   Net Assets Related to
    Discontinued Businesses        186,955    (130,080)                  56,875
   Notes Payable                   129,809                 38,144        91,665
   Long-Term Debt                  440,487                 43,666       396,821
   Pay down Operating Leases                               36,448
   Bank Expenses, Interest
    and Fees                                                7,043
   Establish Escrow Accounts
    for Taxes & Expenses                                   19,433

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations - Six Months Ended June 30, 1994

CONTINUING OPERATIONS:

Consolidated net sales in the first six months of 1994 were $361.4 million, which is $3.5 million (1%) below the net sales of $364.9 million reported in the first six months of 1993.

Sales by segment for the first six months of 1994 and 1993 are stated below:

                                         Sales to Unaffiliated Customers
                                                 (in thousands)
                                                               1994 Over
Business Segment:                         1994        1993    (Under)1993
Consumer Products                      $  22,180   $  20,573    $  1,607
Fire Protection and Safety Products       99,514     105,163      (5,649)
Machinery and Allied Products            144,492     143,282       1,210
Technical Products                        80,513      84,617      (4,104)
Services                                  14,740      11,232       3,508

 Total Sales                           $ 361,439   $ 364,867    $ (3,428)

The Consumer Products segment's increase of $1.6 million is due to a volume increase at Interstate Engineering in the United States, attributable to improved distribution programs and expansion in Japan, and new product introduction at Interstate Engineering and Taylor.

Fire Protection and Safety segment's sales declined $5.6 million or 5.4%. The decline was primarily attributed to Automatic Sprinkler's lower non-residential construction contracts, offset somewhat by service and inspection sale increases.

The Machinery and Allied Products segment's sales increased by $1.2 million. Snorkel's sales increased significantly due to improved market conditions for elevating work platforms. Scaffolding product increases were due to several large distributor orders, earthquake-related work in Los Angeles, and several industrial maintenance contracts. Offsetting most of this favorable performance were reduced shipments of packaging machinery.

The Technical Products segment's sales decreased $4.1 million due to a reduction in airline orders and a decline in government spending.

The Service segment's sales increased by $3.5 million due primarily to increased volume in the vehicle fleet as well as equipment financing at Financial Services.

Other Expense for the first six months of 1994 was $6.9 million compared to Other Income of $1.8 million for the same period last year. 1993 includes a $2.6 million recovery of a canceled mask contract with the U.S. government. 1994 includes a loss on sale of assets of $3.9 million and royalty and contract payments of $.9 million as the primary components.

Costs of sales were $307.8 million (85.2% of sales) in the first six months of 1994, an increase of $34.7 million from $273.1 million (74.9% of sales) during the same period in 1993. The major reasons for these variances to prior year are: (1) competition between contractors and a revision of cost estimates of approximately $12.2 million at Automatic Sprinkler; (2) higher production costs at Packaging Systems and Hartman ($5.6 million, the majority of which occurred in the first three months); and (3) increased R&D expenses of approximately $7.9 million for new product development.

Selling, General and Administrative expenses were $79.2 million (21.9% of sales) for the first six months of 1994, an increase of $13.3 million from $65.9 million (18.1% of sales) in 1993. Selling expenses were lower by $1.2 million as compared to 1993. General and Administrative expenses increased by $14.5 million, of which $10.9 million is due to legal and professional fees as a direct result of debt restructuring and the defense of lawsuits.

Interest expense during the first six months of 1994 was $20.9 million as compared to $16.8 million for the same period in 1993. The increase in debt and a rise in variable interest rates caused the increase.

The Company reported restructuring costs associated with the consolidation and modernization of production facilities, equipment, and support systems of $51.0 million, $8.8 million, and $5.9 million for the years 1993, 1992, and 1991, respectively. The Company completed the major portions of this program in prior years; however, some work is still continuing. Charges reflected in the first six months of 1994 are $921 thousand compared to $8.7 million for the same period last year.

The Company's segment pre-tax income(loss) for the first six months of 1994 and 1993 are stated below:
                                               Pre-tax Income (Loss)
                                                  (in thousands)
                                                               1994 Over
Business Segment:                        1994        1993     (Under)1993
Consumer Products                     $   3,756   $   4,122    $    (366)
Fire Protection and Safety Products      (3,059)      9,242      (12,301)
Machinery and Allied Products                36       3,774       (3,738)
Technical Products                       (5,368)     12,840      (18,208)
Services                                    984       3,591       (2,607)
     Total Segments                      (3,651)     33,569      (37,220)

General Corporate Expenses              (31,038)    (15,462)     (15,576)

Operating (Loss) Profit                 (34,689)     18,107      (52,796)

Interest Expense, Net                   (20,903)    (16,796)      (4,107)

Pretax (Loss) Income                  $ (55,592)  $   1,311    $ (56,903)

The Consumer Products segment's operating profits for the first six months of 1994 were $3.8 million compared to profits of $4.1 million for the same period in 1993. The profit from increased sales was mitigated by the cost to establish and introduce new product lines. Also, at Taylor, the 1994 effect of expensing world class conversion costs as incurred lowered profits.

Fire and Safety Products segment operating losses were $3.1 million for the first six months of 1994 as compared to operating profits of $9.2 million during the same period in 1993. The substantial decline in profits is primarily at Automatic Sprinkler and is due to lower volume, competition between contractors for fewer jobs, and revised estimates of contract completion costs.

The Machinery and Allied Products segment had a slight operating profit for the first six months of 1994 compared to operating income of $3.8 million for the same period in 1993. At Packaging Systems sales volume reductions and machinery cost increases caused the profit decline.

The Technical Products segment operating loss was $5.4 million for the first six months of 1994 as compared to an operating income of $12.8 million for the same period in 1993. A volume reduction at Scott Aviation and the mask contract recovery proceeds in 1993 contributed to the profit decline. Interstate Electronics profits declined due to substantial product R&D costs related to the Global Positioning System. Hartman has begun to stabilize and is showing improved performance.

The Services segment operating profits were $1.0 million for the first six months of 1994 compared to $3.6 million for the same period in 1993. The decline in profits is due to higher financing costs at Financial Services.

General corporate expenses during the first six months of 1994 were $31.0 million which is $15.6 million higher than the same period last year. The increase is primarily due to a $10.9 million increase in legal and professional fees as a direct result of debt restructuring and defense of lawsuits.

The loss from continuing operations before provisions for taxes amounted to $55.6 million in the first six months of 1994 compared to income of $1.3 million for the same period in 1993.

The income tax benefit is 31.3% compared to a 42.1% tax rate during the same period last year.

Income from discontinued operations for the first six months of 1994 is being deferred on the balance sheet in accordance with generally accepted accounting principles. The Company does not expect a loss on the disposal of the discontinued operations and, therefore, no provisions for losses are required.

As of June 30, two additional divisions, Casi-Rusco and Fred Perry, have been reclassified from Continuing Operations to Discontinued Operations. The net loss of $1.1 million from discontinued operations is comprised of the six month results for Casi-Rusco and Fred Perry prior to being discontinued.

Results of Operations - Second Quarter 1994

CONTINUING OPERATIONS:

Consolidated net sales for the second quarter of 1994 were $190.3 million, which is $4.6 million (2%) below the net sales of $194.9 million reported in the second quarter of 1993.

Sales by segment for the second quarter of 1994 and 1993 are stated below:

                                         Sales to Unaffiliated Customers
                                                 (in thousands)
                                                               1994 Over
Business Segments:                        1994        1993    (Under)1993
Consumer Products                      $  11,491   $  11,021    $    470
Fire Protection and Safety Products       52,937      55,558      (2,621)
Machinery and Allied Products             77,454      77,368          86
Technical Products                        40,845      45,160      (4,315)
Services                                   7,620       5,846       1,774

 Total Sales                           $ 190,347   $ 194,953    $ (4,606)

The Consumer Products segment's sales increased slightly. Interstate Engineering domestic sales and the introduction of new products are the primary reasons consumer sales increased.

Fire Protection and Safety Product segment's sales declined $2.6 million or 4.7% during the second quarter of 1994. The decline was primarily attributed to Automatic Sprinkler's lower non-residential construction contracts, offset somewhat by service and inspection sale increases.

The Machinery and Allied Products segment's sales increased slightly. Snorkel's sales increased significantly due to improved market conditions for elevated work platforms. Scaffolding product increases were due to several large distributor orders, earthquake-related work in Los Angeles, and several industrial maintenance contracts. Offsetting this favorable performance were reduced shipments of packaging machinery.

The Technical Products segment's sales decreased by $4.3 million due to a reduction in airline orders and a decline in government spending.

The Service segment's sales for the second quarter of 1994 were $7.6 million compared to sales of $5.8 million for the same period in 1993, due to increased volume in the vehicle fleet as well as equipment financing at Financial Services.

Other Expense for the second quarter of 1994 was $3.7 million compared to Other Income of $848 thousand for the same period last year. 1994 includes a loss on the sale of assets of $1.6 million and royalty and contract payments of $.3 million as the primary components.

Costs of sales were $163.1 million (85.7% of sales) in the second quarter of 1994, an increase of $17.3 million from $145.8 million (74.8% of sales) during the same period in 1993. The major reasons for these variances to prior year are: (1) increased R&D expenses of approximately $6.9 million for new product development and (2) competition between contractors and a revision of cost estimates of approximately $4.7 million at Automatic Sprinkler.

Selling, General and Administrative expenses were $36.9 million (19.4% of sales) for the second quarter of 1994, an increase of $2.4 million from $34.5 million (17.7% of sales) in 1993. Selling expenses were lower by $.8 million as compared with 1993. General and Administrative expenses increased by $3.2 million of which $3.7 million is due to legal and professional fees as a direct result of debt restructuring and the defense of lawsuits.

Interest expense during the second quarter of 1994 was $10.2 million as compared to $8.3 million for the same period in 1993. The increase in debt and a rise in variable interest rates caused the increase.

The Company's segment pre-tax income(loss) for the second quarter of 1994 and 1993 are stated below:

                                              Pre-tax Income (Loss)
                                                   (in thousands)
                                                               1994 Over
Business Segment:                        1994        1993     (Under)1993
Consumer Products                     $   1,803   $   2,289    $    (486)
Fire Protection and Safety Products        (139)      6,361       (6,500)
Machinery and Allied Products               674        (591)       1,265
Technical Products                       (4,339)      6,645      (10,984)
Services                                    520       2,419       (1,899)
     Total Segments                      (1,481)     17,123      (18,604)

General Corporate Expenses              (12,983)     (7,992)      (4,991)

Operating (Loss) Profit                 (14,464)      9,131      (23,595)

Interest Expense, Net                   (10,195)     (8,328)      (1,867)

Pre-tax (Loss) Income                 $ (24,659)  $     803    $ (25,462)

The Consumer Products segment's operating profits for the second quarter of 1994 were $1.8 million compared to profits of $2.3 million for the same period in 1993. The profit from increased sales was mitigated by the cost to establish and introduce new product lines. Also, at Taylor, the 1994 effect of expensing world class conversion costs as incurred lowered profits.

Fire and Safety Products segment's operating losses were $139 thousand for the second quarter of 1994 as compared to operating profits of $6.4 million during the same period in 1993. The substantial decline in profits is primarily at Automatic Sprinkler and is due to lower volume, increased competition between contractors for fewer jobs, and revised estimates of contract completion costs. Fire Protection also adjusted a freight accrual that reduced income.

The Machinery and Allied Products segment's operating profit for the second quarter of 1994 was $674 thousand compared to an operating loss of $591 thousand for the same period in 1993. Higher conversion costs at Packaging Systems in 1993 caused the profit increases.

The Technical Products segment operating loss was $4.3 million for the second quarter of 1994 as compared to an operating income of $6.6 million for the same period in 1993. Interstate Electronics profits declined due to substantial product R&D costs related to the Global Positioning System. Hartman has begun to stabilize and is showing improved performance; but it remains unfavorable as compared to last year.

The Services segment operating profits were $520 thousand for the second quarter of 1994 compared to $2.4 million for the same period in 1993. The decline in profits is due to higher financing costs at Financial Services.

General corporate expenses during the second quarter of 1994 were $13.0 million which is $5.0 million higher than the same period last year. The increase is primarily due to a $3.7 million increase in legal and professional fees as a direct result of debt restructuring and defense of lawsuits.

The Company reported restructuring costs associated with the consolidation and modernization of production facilities, equipment, and support systems. The Company completed the major portion of this program in prior years; but some work is still continuing. Charges reflected in the second quarter of 1994 are $374 thousand when compared to $4.4 million for the same period last year.

The loss from continuing operations before provisions for taxes amounted to $24.7 million in the second quarter of 1994 compared to income of $803 thousand for the same period in 1993.

The net loss of $937 thousand from discontinued operations is comprised of the second quarter 1994 results for Casi-Rusco and Fred Perry prior to being discontinued.

The income tax benefit is 31.3% compared to a 42.1% tax rate during the same period last year.

Financial Position and Liquidity


Receivables increased $3.1 million to $138.4 million and reflect a combination of more aggressive collection efforts by the Company offset by customers' holdbacks on contract retentions until completion and acceptance of long-term projects. Inventories decreased by $5.3 million, reflecting the Company's concerted efforts to reduce inventory and concentrate on purchasing only essential products during the period before the restructuring.


As to cash flow, operations and working capital required $15.2 million and capital expenditures, net of disposals, required $11.2 million which were funded by short-term borrowings.


Liquidity is provided by the Company's cash and marketable securities, ongoing operations, a $20 million facility secured by certain receivables and a portion of divestiture proceeds. As discussed in the Notes to the Consolidated Financial Statements, the Company completed a complex debt restructuring, which was initiated in December, 1993 and completed July 29, 1994. This new refinancing does not provide additional financing to the Company; rather, it specifies repayment and other terms. This refinancing will allow the Company to develop a long-term capital structure reflective of the restructured Company's longer-term financing requirements.


This debt restructuring principally consists of an override agreement with its previously unsecured domestic and foreign lenders, incorporating 26 previous credit facilities into one, and a series of amended lease agreements. The agreement does not affect all of the Company's mortgage, lease and credit arrangements, which the Company continues to service in accordance with their respective terms.

                PART II.   OTHER INFORMATION


ITEM 1   LEGAL PROCEEDINGS

    In two separate suits reported in the Company's 1993 Form 10-K Annual Report, three stockholders of the Company filed derivative complaints during 1993 in the Common Pleas Court of Lake County, Ohio seeking recovery on behalf of the Company for alleged self-dealing, waste of corporate assets, financial statement over-statements, gross mismanagement and participation or acquiescence in such practices by Directors of the Company, all of whom were named as defendants. The Court consolidated the two suits and subsequently dismissed them with respect to all defendants. The plaintiffs have appealed the Court's
    decision.   See also Footnote (4) of Notes to Consolidated Financial
    Statements.


ITEM 3  DEFAULTS UPON SENIOR SECURITIES

    See Note (7) Liquidity and Restructuring Plans of Notes to Consolidated Financial Statements.


ITEM 6(b)  REPORTS ON FORM 8-K

    8-K filed July 25, 1994.
         Item 2.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                             FIGGIE INTERNATIONAL INC.



Date:  August 15, 1994       /s/
                             Steven L. Siemborski
                             Chief Financial Officer
                             (Principal financial and accounting officer
                             for purposes of this report)




Date:  August 15, 1994       /s/
                             L. A. Harthun
                             Senior Vice President-International,
                             General Counsel and Secretary