Form 10-Q
period 1994-09-30
FIGGIE INTERNATIONAL INC /DE/
filed 1994-11-14
CIK 720032

         SECURITIES AND EXCHANGE COMMISSION
              Washington, D. C. 20549

                  Form 10-Q


         QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934





For Quarter Ended                  September 30, 1994

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                      Outstanding at November 10, 1994
Class A Common Stock, par value $.10 per share          13,789,723
Class B Common Stock, par value $.10 per share           4,958,655
                                                        18,748,378

Total number of pages contained in this report  16 .

                         FIGGIE INTERNATIONAL INC.


                                   INDEX



                                                                Page No.


PART I.  FINANCIAL INFORMATION
  Consolidated Statements of Income for the Nine Months
    Ended September 30, 1994 and 1993                                  3


  Consolidated Statements of Income for the Three Months
    Ended September 30, 1994 and 1993                                  4


  Consolidated Balance Sheets as of September 30, 1994
    and December 31, 1993                                          5 - 6


  Consolidated Statements of Cash Flow
    for the Nine Months Ended September 30, 1994 and 1993              7


  Notes to Consolidated Financial Statements                      8 - 11


  Management's Discussion and Analysis of
    Financial Condition and Results of Operations                12 - 15



PART II.  OTHER INFORMATION                                           16

                        FIGGIE INTERNATIONAL INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF INCOME
                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
                         (in thousands, except for per share data)



                                                               (U N A U D I T E D)
                                                              1994             1993
CONTINUING OPERATIONS:

SALES AND OTHER INCOME

 Net Sales                                                 $ 557,664       $  547,314
 Other income/(expense)                                          (25)          (1,490)
  Total sales and other income                               557,639          545,824

COSTS AND EXPENSES

 Cost of sales                                               474,452          421,056
 Selling, general and administrative expenses                119,213          102,058
 Bad debt expense                                              1,805            1,389
 Interest expense, net                                        31,770           24,899
 Restructuring charges                                         1,474           16,065
  Total costs and expenses                                   628,714          565,467

LOSS FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES (BENEFIT)                                (71,075)         (19,643)

INCOME TAXES/(BENEFIT)                                       (18,122)          (5,344)

LOSS BEFORE DISCONTINUED OPERATIONS
AND CUMULATIVE EFFECT OF CHANGE
IN ACCOUNTING                                                (52,953)         (14,299)

LOSS FROM DISCONTINUED OPERATIONS,
NET OF TAX                                                    (1,098)            (231)

LOSS BEFORE CUMULATIVE EFFECT
OF CHANGE IN ACCOUNTING FOR INCOME TAXES                     (54,051)         (14,530)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
FOR INCOME TAXES                                                   -            5,839

NET LOSS                                                  $  (54,051)      $   (8,691)

WEIGHTED AVERAGE SHARES                                   17,780,850       17,711,391

LOSS PER COMMON SHARE:
  CONTINUING OPERATIONS                                   $    (2.98)      $     (.81)

  DISCONTINUED OPERATIONS                                       (.06)            (.01)

  CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING                        -              .33

  NET LOSS                                                $    (3.04)      $     (.49)

COMMON DIVIDENDS DECLARED
 CLASS A                                                  $        -       $    0.375
 CLASS B                                                  $        -       $    0.375




The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        FIGGIE INTERNATIONAL INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF INCOME
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
                         (in thousands, except for per share data)



                                                               (U N A U D I T E D)
                                                              1994             1993
CONTINUING OPERATIONS:

SALES AND OTHER INCOME

 Net Sales                                                $  196,225       $  182,447
 Other income/(expense)                                        6,919           (3,254)
  Total sales and other income                               203,144          179,193

COSTS AND EXPENSES

 Cost of sales                                               166,628          147,953
 Selling, general and administrative expenses                 39,993           36,175
 Bad debt expense                                                586              578
 Interest expense, net                                        10,867            8,103
 Restructuring charges                                           553            7,338
  Total costs and expenses                                   218,627          200,147

LOSS FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES (BENEFIT)                                (15,483)         (20,954)

INCOME TAXES/(BENEFIT)                                           360           (5,824)

LOSS BEFORE DISCONTINUED OPERATIONS
AND CUMULATIVE EFFECT OF CHANGE
IN ACCOUNTING                                                (15,843)         (15,130)

LOSS FROM DISCONTINUED OPERATIONS,
NET OF TAX                                                         -           (3,719)

LOSS BEFORE CUMULATIVE EFFECT
OF CHANGE IN ACCOUNTING FOR INCOME TAXES                     (15,843)         (18,849)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
FOR INCOME TAXES                                                   -                -

NET LOSS                                                  $  (15,843)      $  (18,849)

WEIGHTED AVERAGE SHARES                                   17,721,824       17,997,017

LOSS PER COMMON SHARE:
  CONTINUING OPERATIONS                                   $     (.89)      $     (.84)

  DISCONTINUED OPERATIONS                                          -             (.21)

  CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING                        -                -

  NET LOSS                                                $     (.89)      $    (1.05)

COMMON DIVIDENDS DECLARED
 CLASS A                                                  $        -       $    0.125
 CLASS B                                                  $        -       $    0.125




The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        FIGGIE INTERNATIONAL INC. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                         SEPTEMBER 30, 1994 AND DECEMBER 31, 1993
                                      (in thousands)



                                                               (U N A U D I T E D)
                                                        Sept 30, 1994     Dec 31, 1993
ASSETS

CURRENT ASSETS:

 Cash and cash equivalents                                $   32,014       $    5,240
 Marketable securities                                        36,779           27,314
 Trade accounts receivable, less allowance for
  uncollectible accounts of $513  at September 30, 1994
  and $397 at December 31, 1993                              139,625          135,246
 Finance receivables                                           4,794            5,715
 Inventories                                                 104,428          119,608
 Prepaid expenses                                             30,587           15,796
 Recoverable income taxes                                      8,107           36,283
 Net assets related to discontinued operations                59,194          213,927

   Total current assets                                      415,528          559,129


PROPERTY, PLANT AND EQUIPMENT:

 Land and land improvements                                   50,789           50,786
 Buildings and leasehold improvements                         84,479           88,034
 Machinery and equipment                                     164,666          148,278
 Rental equipment                                             40,054           39,800
 Oil and gas properties                                       49,255           47,901
                                                             389,243          374,799

Accumulated depreciation and amortization                   (132,259)        (126,183)
                                                             256,984          248,616

Property under capital leases, less accumulated
 amortization of $9,842 at September 30, 1994 and
 $14,430 at December 31, 1993                                  7,242           12,540

   Net property, plant and equipment                         264,226          261,156


OTHER ASSETS:

 Investments in affiliates                                     2,463           10,324
 Patents                                                       1,138            1,218
 Goodwill                                                     38,116           39,178
 Prepaid pension costs                                        12,007           10,591
 Prepaid rent on leased equipment                             16,245                -
 Other                                                        77,010           86,540
 Long-term receivables                                        23,685           28,549

   Total Other Assets                                        170,664          176,400


Total Assets                                              $  850,418       $  996,685








The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                        FIGGIE INTERNATIONAL INC. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                         SEPTEMBER 30, 1994 AND DECEMBER 31, 1993
                                      (in thousands)



                                                               (U N A U D I T E D)
                                                        Sept 30, 1994     Dec 31, 1993
LIABILITIES

CURRENT LIABILITIES:

 Notes payable                                            $   73,435       $   90,891
 Current maturities of long-term debt                        137,203          109,633
 Accounts payable                                            101,738          110,126
 Accrued salaries and wages                                   16,005           15,023
 Other accrued expenses                                       65,514           66,908
 Insurance loss reserves                                       6,929            6,752

  Total current liabilities                                  400,824          399,333

LONG-TERM DEBT                                               242,296          334,843
DEFERRED FEDERAL INCOME TAXES                                 17,665           20,110
OTHER LONG-TERM LIABILITIES                                   33,012           33,691

 Total Liabilities                                           693,797          787,977


STOCKHOLDERS' EQUITY

 Preferred Stock - $1.00 par value                        $        -       $        -
 Common Stock A - $0.10 par value                              1,366            1,375
 Common Stock B - $0.10 par value                                472              499
 Capital surplus                                             121,471          127,488
 Retained earnings                                            70,329          124,020
 Unearned compensation                                       (24,452)         (31,003)
 Cumulative translation adjustment                           (12,472)         (13,671)
 Unrealized loss on investments                                  (93)               -

  Total stockholders' equity                                 156,621          208,708

  Total liabilities and stockholders' equity              $  850,418       $  996,685



SUPPLEMENTAL STOCK INFORMATION
                                                              Shares Outstanding at
                                                        Sept 30, 1994     Dec 31, 1993
  Preferred Stock - Authorized Shares 3,217,495                     -                -
  Common Stock A - Authorized Shares 18,000,000            13,666,698       13,750,863
  Common Stock B - Authorized Shares 18,000,000             4,717,118        4,988,507
                                                           18,383,816       18,739,370














The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                        FIGGIE INTERNATIONAL INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOW
                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
                                      (in thousands)



                                                                 (U N A U D I T E D)
                                                              1994               1993
Operating Activities:
  Loss from continuing operations                         $  (52,953)        $  (14,299)
  Loss from discontinued operations                           (1,098)              (231)
  Cumulative effect of accounting change                           -              5,839
  Adjustments to reconcile net loss to
   net cash used by operating activities-
    Depreciation and amortization                             37,885             25,008
    Amortization of unearned compensation                      2,292              1,803
  Other, net                                                 (18,232)             3,048
  Changes in operating assets and liabilities
    Trade accounts receivable                                 (1,873)            15,047
    Allowance for doubtful accounts                              280                999
    Finance receivables                                        4,413             (9,071)
    Inventories                                                9,771            (44,192)
    Prepaid expenses                                         (12,965)            (8,033)
    Prepaid pension cost                                      (1,188)            (1,131)
    Other assets                                               1,526            (16,835)
    Accounts payable                                         (12,777)            17,062
    Accrued expenses                                          (4,172)             8,566
    Deferred and accrued taxes                                24,802              3,156
    Insurance loss reserves                                    4,698             (1,668)
    Other long-term liabilities                                 (679)            (2,921)
    Unearned premiums                                           (150)             2,374

 Net cash used by operating activities                       (20,420)           (15,479)

Investing Activities:
  Capital expenditures                                       (43,805)           (62,101)
  Sale of investment in affiliate                              7,861                  -
  Payment for purchase of businesses and investments,
    net of cash acquired                                          -            (6,110)
  Proceeds from sale of property, plant, and equipment         9,274             57,890
  Proceeds from sale of discontinued operations              173,565                  -
  (Purchases) sales of marketable securities, net            (16,635)               952

 Net cash provided (used) in investing activities            130,260             (9,369)

Financing Activities:
  Proceeds from long-term debt                                 3,126             15,491
  Principal payments on long-term debt                       (67,263)           (34,329)
  (Repayments) borrowing under notes payable, net            (18,114)            51,292
  Dividends paid                                                   -             (6,864)
  Common stock transactions, net                              (2,614)            (6,030)

 Net cash provided by (used by) financing activities         (84,865)            19,560

Net (decrease) in cash and equivalents                        24,975             (5,288)
Cash and equivalents at beginning of year                     10,131             14,613

Cash and equivalents at SEPTEMBER 30                      $   35,106         $    9,325

     - Continuing operations                              $   32,014         $    5,638

     - Discontinued operations                            $    3,092         $    3,687



The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                FIGGIE INTERNATIONAL INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 1994 and 1993


The financial information included herein has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and properly reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to present a fair statement of the financial results for the periods covered by this report. The results of operations for the nine months ended September 30, 1994 are not necessarily indicative of the results to be expected for the entire year.


(1) Significant Accounting and Reporting Policies:

    The Company's financial information for the nine months ended September 30, 1994 and 1993 has been prepared in accordance with the accounting policies described in Note 1 of the Notes to Consolidated Financial Statements appearing in Figgie International Inc.'s Form 10-K for the year ended December 31, 1993.


(2) Inventories:

    Inventories are stated at the lower of cost or market and include cost of material, labor and overhead. The first-in, first-out method of inventory accounting is used in the determination of cost of sales.

    The Company conducts physical inventories of its raw materials, work in process and finished goods between September 30 and December 31. The amounts shown for inventories at September 30, 1994 have been determined under the Company's regular accounting system.

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


(4) Commitments and Contingent Liabilities:

    As reported under Item 3 "Legal Proceedings" in the Company's 1993 Form 10-K Annual Report, the Company appealed to the United States Court of Appeals for the Ninth Circuit a Federal District Court's summary judgment against the Company in a suit brought by the Federal Trade Commission seeking consumer redress in connection with the sale of heat detectors manufactured by the Company's Interstate Engineering division. The Court of Appeals held that the District Court had committed error in ordering the Company to pay a minimum amount of approximately $7,600,000 but held that the Company could be required topay refunds to those buyers who, after notification, can make a valid claim for redress. The Company is working with the Federal Trade Commission toward the completion of a redress program. The Company had established an accrual and no additional material charge to earnings is anticipated.

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


(6) Discontinued Operations:

    In December of 1993, the Company instituted a divestiture program of certain businesses as part of its debt restructuring efforts. These entities represent separate major lines of business, classes of customers, or non-reportable business segments and, accordingly, have been treated as discontinued operations as required by generally accepted accounting principles. In June 1994, this program was amended to include the Fred Perry and Casi-Rusco businesses. The accompanying consolidated financial statements have been reclassified to report as discontinued operations the net assets and operating results of the following operations: Rawlings Sporting Goods, Sherwood-Drolet Corp. Ltd., Advance Security, American Lafrance, Safety Supply America, Medical Devices, Huber/Essick/Mayco Pump, Cardinal Casualty Co., Colony Insurance Co., Hamilton Insurance Co., Fred Perry, and Casi-Rusco.

    Net assets of the discontinued operations at September 30, 1994 and December 31, 1993 consisted primarily of accounts receivable, inventory and machinery and equipment, offset by payables, accruals and reserves. As of the discontinued measurement date, the operating results of discontinued operations are excluded from the Company's consolidated operating results. No provision for loss on disposal of discontinued operations has been provided as the Company does not expect its divestiture plan to result in a net loss.

    During the first nine months of 1994, the Company completed the sale of Advance Security, Casi-Rusco, Rawlings Sporting Goods, Safety Supply America and Essick Mayco; and signed a definitive agreement to sell the three insurance companies, which is subject to regulatory and other approvals.

(7) Debt Restructuring:

    On August 1, 1994, the Company executed agreements with its lenders to restructure approximately $315 million in debt and commitments, of which $277 million was outstanding ("Override Debt"), and $172 million in leases. Mortgages, the 9-7/8% Notes, the Subordinated Debentures and certain other debt were not part of the restructured debt. Prior to the restructuring, the Company had divested certain businesses and accumulated sale proceeds to effect the refinancing.

    On August 1, the Company distributed $124.7 million in cash as follows:
    $18.1 million to pay down notes payable; $43.7 million to pay down long-term debt; $36.5 million to pay down operating leases (of which $17.1 million represented pre-payments and are recorded as non-current assets); $7.0 million to pay bank fees, interest and expenses of the transaction; and $19.4 million to establish escrow accounts for income taxes and expenses associated with the divestiture program. Between August 1 and September 30, 1994, the Company made additional payments to its lenders of $18.0 million.

    Between October 1, 1994 and June 30, 1995, the agreements require $70 million in debt amortization payments to be made. The agreement matures on June 30, 1995, at which time the Company would expect to refinance the then outstanding balance of approximately $130 million. The agreement bears interest at base rate plus 2%. This agreement also contains restrictions and financial covenants on capital expenditures, cash flow and consolidated tangible net worth. All required restrictions and financial covenants have been met and debt repayments have exceeded those required at September 30, 1994.

    Notes payable and long-term debt at September 30, 1994 and December 31, 1993 are as follows:

                                               (in thousands of dollars)
                                         Sept 30, 1994      Dec 31, 1993
    Notes Payable
      Override Debt *                       $  69,444         $  88,101
      Other Debt                                3,991             2,790
                                               73,435            90,891

    Long-Term Debt
      Override Debt *                         128,811           185,000
      9-7/8% Notes due 1999                   174,000           174,000
      Mortgage Notes Payable                   60,563            63,850
      Other Debt                                  494               614
      Capital Leases                            6,131            10,012
      Subordinated Debentures                   9,500            11,000

        Total Long-Term Debt                  379,499           444,476

        Less- Current Maturities              137,203           109,633

      Long-Term Debt                        $ 242,296         $ 334,843

* Funded debt refinanced effective June 30, 1994.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CONTINUING OPERATIONS:

The Company's operating performance has improved in each of the first three quarters of 1994 as shown by sales increases and decreasing operating losses.

                                                     (in millions)
                                                                    September
                                      First    Second      Third       1994
                                     Quarter   Quarter    Quarter  Year-to-Date
Net Sales                             $171.2    $190.3     $196.2     $557.7
Loss from Continuing Operations
  before tax benefit                   (30.9)    (24.7)     (15.5)     (71.1)
Tax Benefit                             10.8       7.7        (.4)      18.1
                                       (20.1)    (17.0)     (15.9)     (53.0)
Loss from Discontinued
  Operations                             (.2)      (.9)         -       (1.1)

Net Loss                               (20.3)    (17.9)     (15.9)     (54.1)

Sales increased $19.1 million in the second quarter as compared to the first quarter and $5.9 million in the third quarter. Increases are as a result of a progressive return to full production capabilities at Snorkel following the midwest floods last August, strong health and safety product sales at Scott, higher industrial maintenance contracts of scaffolding, offset by lower packaging machinery sales and lower construction contracts at "Automatic" Sprinkler.

The operating loss of $30.9 million in the first quarter was reduced by $6.2 million to a loss of $24.7 in the second quarter. In the third quarter the net loss was reduced by $9.2 million. The improvements are from Hartman's and "Automatic" Sprinkler's continued turnaround, lower research and development costs than in the third quarter, business interruption insurance proceeds in August and increased sales.

Consolidated net sales in the first nine months of 1994 were $557.7 million, which is $10.4 million (2%) higher than the net sales of $547.3 million reported in the first nine months of 1993. Sales in the third quarter of 1994 were $196.2 million, which is $13.8 million higher than the third quarter of 1993.

Sales by segment are stated below:

                                        Sales to Unaffiliated Customers
                                                (in millions)
                             1st Qtr  2nd Qtr 3rd Qtr  Nine Mos Nine Mos 3rd qtr
                               1994     1994    1994     1994     1993     1993

Business Segment:
Consumer Products             $ 10.6   $ 11.5  $ 11.8    $ 33.9   $ 32.5  $ 12.0
Fire Protection and
  Safety Products               46.6     52.9    56.2     155.7    167.9    62.7
Machinery and Allied
  Products                      67.1     77.4    79.8     224.3    199.4    56.1
Technical Products              39.7     40.9    41.4     122.0    128.9    44.3
Services                         7.2      7.6     7.0      21.8     18.6     7.3

 Total Sales                  $171.2   $190.3  $196.2    $557.7   $547.3  $182.4

The Consumer Products segment's year-to-date increase of $1.4 million is due to a volume increase at Interstate Engineering as well as new product introduction at Interstate Engineering and Taylor.

Fire Protection and Safety segment's year-to-date sales declined $12.2 million or 7.2%. Third quarter sales declined $6.5 million (10.4%). The declines, as compared to 1993, were primarily attributed to "Automatic" Sprinkler's lower construction contracts, offset somewhat by service and inspection sales increases and sales of Scott's health and safety products. Lower construction contracts for "Automatic" Sprinkler resulted primarily from two matters of uncertainty -- the announcement in early 1994 of the Corporation's liquidity crunch and losses and the uncertainty of the outcome of the injunction sought by the labor union. These factors caused some prospects to book contract orders with others or delay their decision. In October, 1994, the union's injunction request was denied.

The Machinery and Allied Products segment's year-to-date sales increased by $24.9 million. Third quarter sales increased $23.7 million (42.2%). Snorkel's sales increased significantly due to a solid and expanding market for elevating work platforms. Also, last year Snorkel's plants were devastated by the Missouri River floods, which resulted in few sales in August and September 1993. Scaffolding product increases were due to continued earthquake-related work in Los Angeles, and several industrial maintenance contracts. Partially offsetting this favorable performance were reduced shipments of packaging machinery.

The Technical Products segment's year-to-date sales decreased $6.9 million. Third quarter sales decreased $2.5 million. These declines are due to a reduction in airline orders and a decline in government spending.

The Service segment's sales are relatively constant.

Other Expense for the first nine months of 1994 was $25 thousand compared to $1.5 million for the same period last year. 1993 includes a $2.6 million recovery of a canceled mask contract with the U.S. government. 1994 includes the collection of business interruption insurance proceeds in the third quarter and financing expenses related to the prior lease agreements.

Costs of sales were $474.5 million (85.1% of sales) in the first nine months of 1994, an increase of $53.4 million from $421.1 million (76.9% of sales) during the same period in 1993. Costs of sales were $166.6 million (84.9% of sales) in the third quarter of 1994, an increase of $18.6 million from $148.0 million (81.1% of sales) during the same period in 1993. The major reasons for these variances to prior year are: (1) competition between contractors and a revision of cost estimates of approximately $14.2 million at "Automatic" Sprinkler ($2.0 million in the third quarter); (2) higher production costs at Packaging Systems and Fire Protection; and (3) increased R&D expenses of approximately $11.7 million for new product development ($3.8 million in the third quarter).

Selling, General and Administrative expenses were $119.2 million (21.4% of sales) for the first nine months of 1994, an increase of $17.1 million from $102.1 million (18.6% of sales) in 1993. Selling, General and Administrative expenses were $40.0 million (20.4% of sales) for the third quarter of 1994, an increase of $3.8 million from $36.2 million (19.8% of
sales) in 1993.   Selling expenses were lower by $1.6 million for the nine
months ($.5 for the third quarter) as compared to 1993. General and Administrative expenses increased by $18.7 million for the nine months ($4.3 million for the quarter), of which $15.0 million ($4.1 million for the quarter) is due to legal and professional fees as a direct result of debt restructuring and the defense of lawsuits.

Interest expense during 1994 increased compared to the same periods in 1993. The increase in debt and a rise in interest rates caused the increases.

In prior years, the Company reported restructuring costs associated with the consolidation and modernization of production facilities, equipment, and support systems. The Company completed the major portions of this program in prior years; however, some work is still continuing. Charges reflected in the first nine months of 1994 are $1.5 million compared to $16.1 million for the same period last year.


The Company's segment pre-tax income (loss) are stated below:

                                           Pre-tax Income (Loss)
                                                (in millions)
                             1st Qtr  2nd Qtr 3rd Qtr  Nine Mos Nine Mos 3rd qtr
                               1994     1994    1994     1994     1993     1993

Business Segment:
Consumer Products             $ 1.9    $ 1.8   $ 1.5     $ 5.2    $ 6.7   $ 2.6
Fire Protection and
  Safety Products              (2.9)     (.1)    (.9)     (3.9)    15.4     6.2
Machinery and Allied
  Products                      (.6)      .6     7.6       7.6     (8.9)  (12.6)
Technical Products             (1.1)    (4.3)    4.2      (1.2)     9.1    (3.8)
Services                         .5       .5      .2       1.2      5.7     2.1
                               (2.2)    (1.5)   12.6       8.9     28.0    (5.5)
General Corporate
  Expenses                    (18.0)   (13.0)  (17.2)    (48.2)   (22.8)   (7.3)

Operating
  (Loss) Profit               (20.2)   (14.5)   (4.6)    (39.3)     5.2   (12.8)

Interest Expense, Net         (10.7)   (10.2)  (10.9)    (31.8)   (24.9)   (8.1)

Pretax (Loss) Income         $(30.9)  $(24.7) $(15.5)   $(71.1)  $(19.7) $(20.9)

The Consumer Products segment's operating profits for the first nine months of 1994 were $5.2 million compared to $6.7 million for the same period in 1993. The profit decline resulted from the 1994 cost to establish and introduce new product lines and, at Taylor, the 1994 effect of expensing world class conversion costs as incurred of approximately $800,000.

Fire Protection and Safety Products segment operating losses were $3.9 million for the first nine months of 1994 as compared to operating profits of $15.4 million during the same period in 1993. The substantial decline in profits is primarily at "Automatic" Sprinkler and is due to lower volume, competition between contractors for fewer jobs, and revised estimates of contract completion costs. Increased manufacturing costs and higher inventory shrink provisions at Fire Protection have contributed to the lower profits and the lack of improvement from the second quarter to the third quarter of 1994.

The Machinery and Allied Products segment had operating profits of $7.6 million for the first nine months of 1994 compared to operating losses of $8.9 million for the same period in 1993. At Packaging Systems lower sales volume and increased manufacturing costs generated a sizeable operating loss. These losses were substantially offset by the Snorkel business interruption insurance proceeds recorded in the third quarter and cost reductions related to closure of unprofitable locations of other business units.

The Technical Products segment operating loss was $1.2 million for the first nine months of 1994 as compared to an operating income of $9.1 million for the same period in 1993. Interstate Electronics profits declined due to substantial product R&D costs related to the Global Positioning System and lower government spending. Hartman has continued to show improved quarter-to-quarter performance. Also, volume reductions and the mask contract recovery proceeds in 1993 contributed to the year-to-year profit decline.

The Services segment operating profits were $1.2 million for the first nine months of 1994 compared to $5.7 million for the same period in 1993. The decline in profits is due to higher financing costs at Financial Services.

General corporate expenses during the first nine months of 1994 were $48.2 million which is $25.4 million higher than the same period last year ($17.2 million for the third quarter compared to $7.3 last year). The increases are primarily due to a $15.0 million increase ($4.1 million income in the third quarter) in legal and professional fees as a direct result of debt restructuring and defense of lawsuits, the loss on sale of assets of $3.1 million, and costs incurred upon the August 1 refinancing, other than professional fees.

The year-to-date income tax benefit is 25.5% compared to 27.2% during the same period last year. For the third quarter, the income tax rate is 2.3% compared to a 27.8% benefit during the same period last year. The third quarter income tax provision does not give effect for tax benefits which may be realized in future periods from the third quarter loss.

Operating results from discontinued operations is being deferred on the balance sheet in accordance with generally accepted accounting principles. The Company does not expect a loss on the disposal of the discontinued operations and, therefore, no provisions for losses are required.

As of June 30, two additional divisions, Casi-Rusco and Fred Perry, were reclassified from Continuing Operations to Discontinued Operations. The net loss of $1.1 million from discontinued operations is comprised of the six month results for Casi-Rusco and Fred Perry prior to being discontinued.

Financial Position and Liquidity

Receivables increased $4.4 million to $139.6 million and reflect a combination of increased sales and customers' holdbacks on contract retentions pending completion and acceptance of long-term projects. Inventories decreased by $15.2 million, reflecting the Company's concerted efforts to reduce inventory and concentrate on purchasing only essential products.

Cash flow from operations and working capital required $20.4 million, capital expenditures required $43.6 million, and debt paydowns required $84.9 million, all of which were funded by proceeds from divestitures.

Liquidity is provided by the Company's cash and marketable securities, a $20 million facility secured by certain receivables and a portion of divestiture proceeds. As discussed in the Notes to the Consolidated Financial Statements, the Company completed a complex debt restructuring, which was initiated in December, 1993 and completed July 29, 1994.
This new refinancing does not provide additional financing to the Company; rather, it specifies repayment and other terms. This refinancing will allow the Company to develop a long-term capital structure reflective of the restructured Company's longer-term financing requirements. Under the terms of the Override Agreement, a payment of approximately $130 million is payable at the maturity date of June 30, 1995 unless the debt subject to the Override Agreement is extended, restructured or refinanced.

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


ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  List of Exhibits

         10(a). Override Agreement for Figgie International, Inc. dated as of June 30, 1994

         10(b). Executive Employment Agreement dated July 1, 1994.

    (b)  Reports on Form 8-K

         8-K filed July 25, 1994.
                Item 2.



                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                             FIGGIE INTERNATIONAL INC.




Date:  November 14, 1994     /s/
                             Steven L. Siemborski
                             Senior Vice President and
                             Chief Financial Officer
                             (Principal financial and accounting officer
                             for purposes of this report)