Form 10-K405
period 1994-12-31
FIGGIE INTERNATIONAL INC /DE/
filed 1995-04-13
CIK 720032

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549
                                  FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE FISCAL YEAR ENDED    12/31/94     COMMISSION FILE NUMBER    1-8591
                            --------------                         ------------
                          FIGGIE INTERNATIONAL INC.
- --------------------------------------------------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             DELAWARE                                      52-1297376
- -------------------------------------      -------------------------------------
(STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NO.)

  4420 SHERWIN ROAD, WILLOUGHBY, OHIO                           44094
- -----------------------------------------------       --------------------------
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE         (216) 953-2700
                                                   -----------------------------
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                NAME OF EACH EXCHANGE ON
        TITLE OF EACH CLASS                          WHICH REGISTERED
        -------------------                     ------------------------

10-3/8% SUBORDINATED DEBENTURES                 PACIFIC STOCK EXCHANGE INC.
- ---------------------------------               --------------------------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

  CLASS A COMMON STOCK, PAR VALUE $.10 PER SHARE
- --------------------------------------------------------------------------------
                               (TITLE OF CLASS)
  CLASS B COMMON STOCK, PAR VALUE $.10 PER SHARE
- --------------------------------------------------------------------------------
                               (TITLE OF CLASS)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.       YES  X          NO
                                                    ---            ---

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ X ]
                 ---

STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF
THE REGISTRANT.  (THE AGGREGATE MARKET VALUE SHALL BE COMPUTED BY REFERENCE TO
THE PRICE AT WHICH THE STOCK WAS SOLD, OR THE AVERAGE BID AND ASKED PRICES OF
SUCH STOCK, AS OF A SPECIFIED DATE WITHIN 60 DAYS PRIOR TO THE DATE OF FILING.)
        AT 4/10/95             $150,018,773
- --------------------------------------------------------------------------------

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES
OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.
                                                             Outstanding 4/10/95
 CLASS A COMMON STOCK, PAR VALUE $.10 PER SHARE        13,670,916
- --------------------------------------------------------------------------------

 CLASS B COMMON STOCK, PAR VALUE $.10 PER SHARE         4,724,869
- --------------------------------------------------------------------------------

DOCUMENTS INCORPORATED BY REFERENCE:  LIST THE FOLLOWING DOCUMENTS IF
INCORPORATED BY REFERENCE AND THE PART OF THE FORM 10-K INTO WHICH THE DOCUMENT
IS INCORPORATED: (1) ANY ANNUAL REPORT TO SECURITY HOLDERS; (2) ANY PROXY OR INFORMATION STATEMENT; AND (3) ANY PROSPECTUS FILED PURSUANT TO RULE 424 (B) OR
(C) UNDER THE SECURITIES ACT OF 1933. (THE LISTED DOCUMENTS SHOULD BE CLEARLY DESCRIBED FOR IDENTIFICATION PURPOSES.)
PROXY STATEMENT RE:1995 ANNUAL STOCKHOLDERS' MEETING(SEE PART III)
- --------------------------------------------------------------------------------
CERTAIN DOCUMENTS INCORPORATED FROM PRIOR FILINGS (SEE PART IV)
- --------------------------------------------------------------------------------

Except as otherwise stated, the information contained in this Annual Report is as of December 31, 1994.

                                     PART I
                                     ------

ITEM 1.  BUSINESS

Figgie International Inc. (referred to, with all its consolidated subsidiaries and divisions, and their predecessor entities, unless the context otherwise requires, as the "Company") announced in early 1994 that it would dispose of eight of its businesses (the "1994 Divestiture Program"). An additional two businesses were identified for sale during the first half of 1994. The 1994 Divestiture Program was adopted at the time the Company was negotiating with certain lenders who had temporarily waived non-compliance with financial covenants by the Company under a number of agreements. During these negotiations, it was determined that the Company needed to sell certain businesses in order to effectuate the refinancing of debt under these agreements. These negotiations culminated with the execution on August 1, 1994 of an Override Agreement between the Company and its lenders to refinance approximately $315 million in debt and commitments, of which $277 million was outstanding, and $172 million in leases. By the end of 1994, the Company had sold eight businesses.

The Company announced on February 15, 1995, its strategic business plan. Under the plan, the Company would focus on technology-driven manufacturing companies and divest fourteen other businesses to reduce debt and return the Company to profitability. The Company's ongoing operations comprise three reportable business segments: 1) Sophisticated electronic systems through its subsidiary, Interstate Electronics Corporation, 2) Protective breathing and oxygen equipment and instruments through Scott and Taylor Environmental Instruments, and 3) Aerial work platforms through its Snorkel unit. The Company's real estate development activities conducted through Figgie Properties is reported as a corporate department. The description of the operations comprising these three reporting segments is set forth below under the caption "Continuing Operations".

Those operations to be offered for sale in 1995 as a result of the strategic business plan were categorized as discontinued operations for 1994 financial reporting purposes, and the Company's prior year segment data was recast to reflect the planned divestitures. The businesses comprising the discontinued operations are included in the business description because they were owned by the Company as of December 31, 1994, but are grouped separately below under the caption "Discontinued Operations". Through April 12, 1995, the Company has sold four businesses, Figgie Power Systems, Figgie Acceptance, SpaceGuard Products and Figgie/Alfa Packaging Systems. Twelve additional businesses are for sale. The Company has signed letters of intent for the sale of two of these businesses. For further discussion of the Company's program to divest these various operations, see "Item 7 - Management's Discussion and Analysis of Financial Conditions and Results of Operations", included elsewhere herein.

The Company's business is generally managed at the operating division and subsidiary level but centralized financial and legal activities, as well as certain other administrative functions, are performed at the corporate offices of the Company.

                             CONTINUING OPERATIONS


INTERSTATE ELECTRONICS CORPORATION ("Interstate Electronics") develops and produces sophisticated telemetry, instrumentation, and data recording systems and position measuring systems, Global Positioning Systems ("GPS"), for the U.S. Navy's Polaris/Poseidon, TRIDENT, and TRIDENT II ships; precise GPS for aircraft and turnkey test ranges; and GPS for commercial and business aircraft navigation and landing systems. Interstate Electronics also designs and produces plasma, liquid crystal, and cathode-ray tube display systems for a variety of shipboard and aircraft applications. In addition, Interstate Electronics develops sophisticated bandwidth-on-demand satellite communication modems and terminals for both government and commercial applications.

The SCOTT division manufactures the Scott Air Pak* and other life support products for fire fighting and personal protection against industrial contaminants. The air-purifying products provide protection against environmental and safety hazards. Scott is the largest manufacturer of protective breathing equipment, pilot and crew oxygen masks plus emergency oxygen for passengers on commercial, government and private aircraft. Scott is also a leading manufacturer of instruments to detect the presence of combustible or toxic gases and the lack of oxygen.

The TAYLOR ENVIRONMENTAL INSTRUMENTS ("Taylor") division manufactures consumer thermometers, barometers and hygrometers. Taylor also manufactures and sells temperature and environmental measuring and testing devices. In addition to use in scientific laboratories, hospitals and universities, these devices are used in heating, ventilation and air conditioning (HVAC), food service and industrial applications.

The SNORKEL division manufactures self-propelled aerial work platforms and scissorlifts for use in construction and maintenance activities and self-propelled telescopic and articulating booms. Snorkel also fabricates and services booms that are mounted on fire apparatus to deliver large quantities of water from elevated positions.

                            DISCONTINUED OPERATIONS

FRED PERRY SPORTSWEAR designs, licenses and distributes Fred Perry* tennis and other sports apparel products and casual clothing.

INTERSTATE ENGINEERING manufactures Compact* and Tri-Star* vacuum cleaners and non-electrical heat-activated home fire alarms. Interstate Engineering also operates an aluminum and zinc die-cast facility.

AMERICAN LAFRANCE operates a service center that performs major maintenance, repairs, and refurbishment of fire trucks and apparatus.

"AUTOMATIC" SPRINKLER CORPORATION OF AMERICA designs and installs sophisticated fire protection systems for commercial and industrial use and for special hazard facilities.


* Registered or common law trademarks and service marks of Figgie International Inc. and its subsidiaries.

FIGGIE FIRE PROTECTION SYSTEMS manufactures regular and special hazard-fire extinguishing systems devices under ASCOA*, Chemetron*, Range Guard*, and Safety First* brand names. Figgie Fire Protection Systems manufactures fire protection sprinkler devices as well as industrial, consumer and commercial fire extinguishers. Brass products and fittings are also produced for use in standpipe and fire sprinkler systems and for fire engines and fire-fighting equipment.

MEDCENTER MANAGEMENT SERVICES manages the joint replacement departments of hospitals in cooperation with physicians.

FIGGIE MATERIAL HANDLING SYSTEMS, which trades as Logan Fenamec (U.K.) Limited and Logan Glidepath, manufactures mini-stacker cranes, package handling equipment and conveyor systems.

FIGGIE/ALFA PACKAGING SYSTEMS produces uncasing and packing machinery; material handling and packaging systems; automatic screw-type capping, sorting, and sealing machinery; rotary piston fillers; can closing and inspection machines and high-speed labeling machinery. Sold in February, 1995.

FIGGIE POWER SYSTEMS manufactures fluid power products including bladder accumulators, piston accumulators, surge and pulsation control products, and hydraulic linear actuators. Sold in March, 1995.

SAFWAY STEEL PRODUCTS manufactures and distributes tubular steel scaffolding and wood bleachers and risers for sale or rental as well as vertical shoring, and certain other metal products.

S-P/SHEFFER INTERNATIONAL designs and manufactures precision workholding products primarily for the machine tool and metalworking industries as well as rotary actuating cylinders and dimensional control tooling systems.

SPACEGUARD PRODUCTS manufactures woven wire partitions for industrial use as well as steel folding gates for commercial use. Sold in February, 1995.

HARTMAN ELECTRICAL designs and manufactures high-reliability electrical components principally for use in commercial and military aircraft, missiles, and space vehicles.

FIGGIE ACCEPTANCE financed real estate and businesses.  Sold in March, 1995.

FIGGIE FINANCIAL SERVICES provides asset-based financing, leasing and vehicle management services.

FIGGIE NATURAL RESOURCES is engaged in the business of acquiring, exploring, and developing oil and gas properties.





* Registered or common law trademarks and service marks of Figgie International Inc. and its subsidiaries.

1994 DIVESTITURE PROGRAM

1.  Businesses discontinued as of December 31, 1993:

    Rawlings Sporting Goods *
    Sherwood-Drolet *
    Advance Security *
    American LaFrance
    Essick/Mayco Pump *
    Medical Devices ***
    Safety Supply America *
    Waite Hill Insurance *

2.  Businesses discontinued in the first half of 1994:

    Casi-Rusco *
    Fred Perry Sportswear


1995 STRATEGIC BUSINESS PLAN

1.  Businesses discontinued as of December 31, 1994:

    "Automatic" Sprinkler Corporation of America
    Figgie Acceptance **
    Figgie Fire Protection Services
    Figgie Financial Services
    Figgie Material Handling Systems
    Figgie Natural Resources
    Figgie/Alfa Packaging Systems **
    Figgie Power Systems **
    Hartman Electrical
    Interstate Engineering
    Medcenter Management Services
    Safway Steel Products
    S-P/Sheffer International
    SpaceGuard Products **

*    Sold in 1994
**   Sold in 1995
***  Closed



CUSTOMERS

The U.S. Government accounted for approximately 33.0%, 39.3% and 39.1% of the Company's total net sales and approximately 90.7%, 93.2% and 91.1% of the net sales of Interstate Electronics for 1994, 1993 and 1992, respectively. Approximately 82% of Interstate's net sales for the next year are expected to come from U.S. Government contracts. These net sales are subject to the standard government contract clause that permits the Government to terminate such contracts at its convenience. In the event of such termination, there are provisions to enable the Division to recover its costs plus a fee. The Company does not anticipate the termination of any of its major government contracts. No other single customer, other than the U.S. Government, accounted for more than 10% of the Company's net sales.

COMPETITION

All of the Company's segments are engaged in industries characterized by substantial competition in the form of price, service, quality, and design. The Company believes that in the United States it is among the leading manufacturers of protective breathing and emergency oxygen equipment.

PATENTS AND TRADEMARKS

The Company owns and is licensed under a number of patents and trademarks that it regards as sufficient for its operations. It believes its business as a whole is not materially dependent upon any one patent, trademark, or license or technologically-related group of patents or licenses.

BACKLOG OF ORDERS

As of December 31, 1994 and 1993, the Company had a total backlog of orders from continuing operations in the approximate amounts of $133 million and $115 million, respectively. On these dates such backlog was believed to be firm. However, final verification of the Company's backlog estimates depends on, among other things, general economic and business conditions in 1995 that cannot be predicted.

RAW MATERIALS

The Company believes that the principal raw materials and purchased component parts for the manufacture of its products are available from a number of suppliers and are generally available in sufficient quantities to meet its current requirements.

EFFECT OF ENVIRONMENTAL COMPLIANCE

At the present time, compliance with Federal, state, and local provisions with respect to environmental protection and regulation has not had a material impact on the Company's capital expenditures, earnings, or competitive position. The Company does not believe compliance with respect to environmental protection will have a material adverse effect on the Company's financial position or future operations.

EMPLOYEES

As of December 31, 1994, the Company employed for continuing and discontinued operations approximately 6,000 individuals. Approximately 5,000 of these were employed in the United States. Approximately 3,000 were hourly paid employees and approximately 3,000 were salaried employees. Approximately 800 employees are covered by collective bargaining agreements with various unions. Substantially all of the Company's contracts with the several unions representing its employees expire at various dates within the next three years. The Company considers its overall relations with its workforce to be satisfactory.

RESEARCH AND DEVELOPMENT

During 1994, the Company's research activities consisted principally of further development of high technology, defense-based products to commercial applications at Interstate Electronics and, to a lesser extent, customary activities of its other business units to improve their products. Research and development expenditures were approximately $18.5 million, $18.0 million and $7.3 million for 1994, 1993 and 1992, respectively.

DISTRIBUTION

The Company's products and services are marketed through most normal channels of distribution. These vary by industry segment and include direct sales by Company salesmen, sales through independent distributors and dealers, sales through manufacturers' agents, direct sales to government agencies, and the use of licenses and joint ventures.


SALES BY PRODUCT LINE
                                                                                    (in thousands)
                                                                                Year Ended December 31
                                                                      ----------------------------------------
                                                                        1994            1993             1992
                                                                      --------        -------          -------
   Interstate Electronics
      Strategic Weapon Systems                                        $ 52,909        $ 61,360         $ 57,252
      Global Positioning Systems                                        37,964          33,265           15,200
      Other                                                             22,764          20,267           41,033
                                                                      --------        --------         --------
                                                                      $113,637        $114,892         $113,485
                                                                      ========        ========         ========

   Scott/Taylor Environmental
      Health/Safety Products                                          $ 62,245        $ 61,340         $ 65,367
      Aviation/Government Products                                      36,445          37,447           39,834
      Other                                                             20,095          18,793           19,404
                                                                      --------        --------         --------
                                                                      $118,785        $117,580         $124,605
                                                                      ========        ========         ========

   Snorkel
      Booms                                                           $ 51,719        $ 30,497         $ 24,745
      Scissorlifts and Other                                            35,279          24,184           22,155
                                                                      --------        --------         --------
                                                                      $ 86,998        $ 54,681         $ 46,900
                                                                      ========        ========         ========

Financial Information About the Company's Reporting Segments

                   FIGGIE INTERNATIONAL INC. AND SUBSIDIARIES

                                 (in thousands)

                                                                              Year Ended December 31
                                                                     -----------------------------------------
                                                                       1994            1993            1992
                                                                     --------        --------       ----------
Sales to Unaffiliated Customers*:
   Interstate Electronics                                            $113,637        $114,892       $  113,485
   Scott/Taylor Environmental                                         118,785         117,580          124,605
   Snorkel                                                             86,998          54,681           46,900
                                                                     --------        --------       ----------
   Total Sales to Unaffiliated Customers                             $319,420        $287,153       $  284,990
                                                                     ========        ========       ==========

Major Customer Sales*:
   Interstate Electronics                                            $103,095        $107,102       $  103,379
   Scott/Taylor Environmental                                           2,378           5,244            7,935
   Snorkel                                                                 75             375                -
                                                                     --------        --------       ----------
   Total Sales to U.S. Government                                    $105,548        $112,721       $  111,314
                                                                     ========        ========       ==========

Export Sales - United States to*:
   Canada                                                            $ 12,588        $ 13,141       $   14,516
   Other                                                               20,794          16,604           20,201
                                                                     --------        --------       ----------
   Total U.S. Export Sales                                           $ 33,382        $ 29,745       $   34,717
                                                                     ========        ========       ==========

Operating (Loss) Profit*:
   Interstate Electronics                                            $  6,010        $  3,486       $    8,720
   Scott/Taylor Environmental                                          20,176          18,620           21,683
   Snorkel                                                              4,491          (5,108)             617
                                                                     --------        --------       ----------
        Total for Reporting Segments                                   30,677          16,998           31,020
   Corporate and unallocated expenses                                 (45,495)        (41,855)         (24,940)
                                                                     --------        --------       ----------
   Total Operating (Loss) Profit                                     $(14,818)       $(24,857)      $    6,080
                                                                     ========        ========       ==========

Identifiable Assets:
   Interstate Electronics                                            $ 47,263        $ 47,263       $   48,978
   Scott/Taylor Environmental                                          43,531          43,334           51,027
   Snorkel                                                             50,456          51,411           53,525
   Corporate                                                          185,613         228,296          202,426
   Discontinued Operations                                            317,601         552,164          656,313
                                                                     --------        --------       ----------
   Total Identifiable Assets                                         $644,464        $922,468       $1,012,269
                                                                     ========        ========       ==========

Capital Expenditures:
   Interstate Electronics                                            $  3,713        $  1,430       $      179
   Scott/Taylor Environmental                                           2,864           4,493            5,779
   Snorkel                                                              5,658           6,573            6,857
   Corporate                                                           12,780          11,628           28,516
   Discontinued Operations                                             35,289          85,433           59,023
                                                                     --------        --------       ----------
   Total Capital Expenditures                                        $ 60,304        $109,557       $  100,354
                                                                     ========        ========       ==========

Depreciation and Amortization:
   Interstate Electronics                                            $  1,083        $  1,177       $    1,766
   Scott/Taylor Environmental                                           1,524           2,305            2,547
   Snorkel                                                              1,591           2,311            1,694
   Corporate                                                            3,957           4,396            3,831
   Discontinued Operations                                             33,478          30,644           26,596
                                                                     --------        --------       ----------
   Total Depreciation and Amortization                               $ 41,633        $ 40,833       $   36,434
                                                                     ========        ========       ==========




* Excludes those operating units that are discontinued operations. See "Item 7- Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

EXECUTIVE OFFICERS OF THE COMPANY

  As of April 12, 1995, the following executive officers of the Company serve in the positions indicated:

   JOHN P. REILLY, Chief Executive Officer and a Director of the Company since January 3, 1995, and President since February 1, 1995. Formerly President and Chief Operating Officer of Brunswick Corporation from September, 1993 to June, 1994. Mr. Reilly previously had been President and Chief Executive Officer of Tenneco Automotive from 1987 to 1993; age 51.

   WALTER M. VANNOY, Chairman of the Board of the Company since May, 1994 and a member of its Board of Directors since 1981. He was Vice Chairman of the Company from February to May, 1994 and Chief Executive Officer from May, 1994 to January, 1995. Mr. Vannoy has been President of Vannoy Associates, a consulting firm, since December, 1988. Prior to his retirement in 1988, he was Vice Chairman of McDermott International, the corporate parent of Babcock & Wilcox, a diversified energy equipment and services company; age 67.

   LUTHER A. HARTHUN, Senior Vice President-International, General Counsel and Secretary since April 1981; Vice President-International, General Counsel and Secretary since May 1979; and Vice President, General Counsel and Secretary of the Company since 1970; General Counsel since 1966; age 59.

   CHARLES C. RIEGER, JR., Senior Vice President of the Company since September 1993; and Group Vice President from 1982 to 1993; age 61.

   STEVEN L. SIEMBORSKI, Senior Vice President and Chief Financial Officer, and a Director of the Company since July 1, 1994. Mr. Siemborski was associated with the firm of Ernst & Young from 1976 to 1994, most recently as a Partner in Ernst & Young's Special Services Group; age 40.

   KEITH V. MABEE, Vice President-Corporate Relations since September, 1994; Vice President-Public and Government Affairs from February 1994 until September 1994; and Director-Public and Government Affairs from July 1993 until February 1994. He previously served as Vice President, Communications with Industrial Indemnity, a commercial insurance company, from 1989 to 1993 and prior to 1989 he was Senior Vice President, Corporate Communications with Amfac Inc., a diversified services company; age 47.

ITEM 2.  PROPERTIES

The Company's principal manufacturing plants in the United States have approximately 1,100,000 square feet of floor area for manufacturing, warehousing, and administrative uses. Approximately 1,075,000 square feet of this area is owned and the balance is leased. The Company believes its facilities are suitable for its purposes, having adequate productive capacity for the Company's present and anticipated needs.


                              PRINCIPAL FACILITIES

                                                                     Approx.
                                                                    Floor Area
Reporting Segment         Location                                  (Sq. Feet)
- -----------------         --------                                  ----------
Interstate Electronics    Anaheim, CA                               371,000

Scott                     Monroe, NC                                260,000
                          Lancaster, NY                             111,000
                          South Haven, MI                            25,000

Snorkel                   Elwood, KS                                266,000
                          St. Joseph, MO                             15,000

Taylor Environmental      Fletcher, NC                               52,000


ITEM 3.  LEGAL PROCEEDINGS

As reported under Item 3 "Legal Proceedings" in the Company's 1993 Form 10-K Annual Report, the Company appealed to the United States Court of Appeals for the Ninth Circuit from a Federal District Court's summary judgment against the Company in a suit brought by the Federal Trade Commission seeking consumer redress in connection with the sale of heat detectors manufactured by the Company's Interstate Engineering division. The Court of Appeals held that the District Court had committed error in ordering the Company to pay a minimum amount of approximately $7.6 million but held that the Company could be required to pay refunds to those buyers who, after notification, can make a valid claim for redress. The Company is working with the Federal Trade Commission toward the completion of a redress program. The Company had established an accrual and no additional material charge to earnings is anticipated.

In a class action suit filed on April 18, 1994, in the U.S. District Court for the Northern District of Ohio against the Company and two former officers and directors, the plaintiff stockholder alleged that the defendants disseminated false and misleading information to the investing public concerning the Company's business, management, financial condition, and future prospects in violation of Section 10(b) and 20(a) of the Securities Exchange Act of 1934. A separate class action suit was filed by another stockholder on May 11, 1994, in the same court against the Company and certain former and present officers and directors setting forth similar allegations. Both suits seek monetary damages and costs and have been consolidated into one case.

In two separate suits reported in the Company's 1993 Form 10-K Annual Report, three stockholders of the Company filed derivative complaints on October 13 and December 2, 1993 in the Common Pleas Court of Lake County, Ohio, seeking recovery on behalf of the Company for alleged self- dealing, waste of corporate assets, financial statement over-statements, gross mismanagement and participation or acquiescence in such practices by Directors of the Company, all of whom were named as defendants. The Court consolidated the two suits and subsequently dismissed them with respect to all defendants. The plaintiffs have appealed the Court's decision.

On October 11, 1994 Deloitte & Touche LLP filed suit against the Company in the Cuyahoga County Common Pleas Court of Ohio alleging that the Company was in breach of contract for failure to pay for consulting services rendered by Deloitte & Touche in the approximate amount of $30 million plus interest. On the same date, the Company filed in the same court its complaint against Deloitte & Touche (and later against Deloitte & Touche LLP) alleging that in connection with consulting services rendered to the Company, Deloitte & Touche was liable for breach of contract, negligent misrepresentation, breach of fiduciary duty, professional negligence and fraudulent inducement. The Company seeks $250 million in compensatory damages as well as punitive damages, declaratory relief and an accounting. The Company also filed a counterclaim containing similar allegations, as well as claims of breach of warranty and the unlicensed and unauthorized practice of engineering, in response to the suit filed by Deloitte & Touche LLP. Deloitte & Touche LLP has counterclaimed in the Company's action and the Court has now consolidated the two cases.

On December 19, 1994 the Company, its subsidiary Figgie Properties Inc. and the Richard E. Jacobs Group filed an action against the City of Cleveland seeking specific performance of a 1989 Master Development Agreement pertaining to a proposed real estate project known as Chagrin Highlands. The Company's complaint also seeks a declaratory judgment that the Master Development Agreement is in full force and effect and asks for an injunction preventing the City from interfering with the rights of the plaintiffs under that Agreement as well as compensatory damages in the amount of $100 million. The City of Cleveland has filed a motion to dismiss the Company's complaint.

The Company is also involved in ordinary routine litigation incidental to its business. Management does not believe that such litigation will have a material adverse effect upon the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual stockholders meeting was held on October 19, 1994 and the nominees for Director were elected pursuant to the following vote:

                                                                      AUTHORITY            BROKER
           NOMINEE                                  FOR                WITHHELD           NON-VOTE
           -------                                  ---                --------           --------
        Walter M. Vannoy                         4,005,419             181,994                 0
        A.A. Sommer, Jr.                         4,086,768             190,644                 0
        C.B. Robertson III                       4,084,687             192,725                 0
        Steven L. Siemborski                     4,089,253             188,160                 0

The Key Employees Stock Option Plan was approved pursuant to the following vote:
                                                                                           BROKER
                            FOR                    AGAINST              ABSTAIN           NON-VOTE
                            ---                    -------              -------           --------
                         1,916,746               1,680,803              113,578            566,288

The approval of the Board of Directors' selection of Arthur Andersen LLP as independent public accountants for the Corporation was approved pursuant to the following vote:
                                                                                           BROKER
                            FOR                    AGAINST              ABSTAIN           NON-VOTE
                            ---                    -------              -------           --------
                         4,019,071                 186,605               71,739                0



                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

The Company's Common Stock is traded on the over-the-counter market and quoted in the National Association of Security Dealers Automated Quotation/ National Market System (NASDAQ/NMS) under the following symbols: Class A Common Stock "FIGIA" and Class B Common Stock "FIGI".

The dividends paid with respect to the Company's Common Stock as well as the high and low sales prices recorded on the NASDAQ/NMS System for each quarterly period during the years 1994 and 1993 are set forth below.


                                             1994                                          1993
                            ---------------------------------------        -------------------------------------
                                            QUARTER                                       QUARTER
                            ---------------------------------------        -------------------------------------
                             1ST         2ND       3RD         4TH          1ST        2ND        3RD       4TH
                            -----       ----      -----       -----        -----      -----      -----     -----
Dividends paid*
per common share:
 Class A Common             $0.000     $0.000     $0.000     $0.000       $.125       $.125      $.125      $.060
 Class B Common             $0.000     $0.000     $0.000     $0.000       $.125       $.125      $.125      $.060


Sales price
 Class A Common:
  Low                       $8.000     $7.875     $8.625     $4.625     $16.250     $16.500    $16.750    $11.750
  High                     $14.500    $11.125    $10.500     $9.125     $21.500     $19.000    $18.250    $17.500

Class B Common:
  Low                       $8.250     $7.250     $8.625     $4.000     $17.000     $16.500    $16.500    $12.500
  High                     $16.000    $11.750    $11.000     $9.000     $21.500     $20.000    $21.000    $20.750


As of April 10, 1995, there were 6,451 holders of Class A Common Stock and 5,660 holders of Class B Common Stock.


*    The Board of Directors omitted dividends for 1994.

ITEM 6.  SUMMARY OF SELECTED FINANCIAL DATA
 The following tables set forth selected consolidated financial data of the Company for the five years ended December 31, 1994, which has been derived from the Company's audited consolidated financial statements. These tables should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of the Company included elsewhere herein. The report of Arthur Andersen LLP, independent auditors, covering the Company's consolidated financial statements for the years ended December 31, 1994, 1993 and 1992, is also included elsewhere herein.

 During the period from January 1, 1993 and continuing through December 31, 1994, the Company changed, as a result of actual and planned sales of a number of its business operations to reduce debt and concentrate on its technology-driven manufacturing companies.

                                                                       Year Ended December 31
                                           1994            1993             1992              1991          1990
                                       ----------       ---------        ---------         ---------      ---------
Financial Data (in thousands)
- -----------------------------
Net Sales                              $ 319,420        $ 287,153        $ 284,990         $ 308,019      $ 404,117

(Loss) before Discontinued
   Operations and Change in
   Accounting Principle                $ (85,247)       $ (82,345)        $ (9,200)         $ (7,368)      $ (2,130)
(Loss) Income from
   Discontinued Operations               (81,483)        (103,269)          37,499            37,437         41,792
Cumulative Effect of Change
   in Accounting for
   Income Taxes                               -             5,839               -                 -              -
                                       ---------        ---------         --------          --------       --------
Net Income (Loss)                      $(166,730)       $(179,775)        $ 28,299          $ 30,069       $ 39,662
                                       =========        =========         ========          ========       ========

Total Assets                           $ 644,464        $ 922,468       $1,012,269        $1,002,541       $979,080
Total Debt (1)                         $ 413,311        $ 539,737       $  453,809        $  488,293       $496,250

Per Share Data (in dollars)
- ---------------------------
(Loss) Earnings per Share:
(Loss) before Discontinued
   Operations and Change in
   Accounting Principle                  $ (4.81)         $ (4.63)         $ (0.52)          $ (0.42)       $ (0.12)
(Loss) Income from
   Discontinued Operations                 (4.60)           (5.81)            2.13              2.14           2.40
Cumulative Effect of Change
   in Accounting for
   Income Taxes                               -               .33               -                 -              -
                                         -------          -------          -------           -------        -------
Net (Loss) Income                        $ (9.41)         $(10.11)         $  1.61           $  1.72        $  2.28
                                         =======          =======          =======           =======        =======

Cash Dividends per Common Share A              -            0.435            0.500             0.500          0.500
                                B              -            0.435            0.500             0.500          0.500

Book Value per Common Share                $3.54           $11.84           $22.14            $20.57         $18.89

(1) Total debt includes notes payable, current maturities of long-term debt and non-current long-term debt.

ITEM 7   MANANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL SUMMARY

The 1994 after-tax loss from continuing operations was $85.2 million, or $4.81 per share, compared with a loss of $82.3 million, or $4.63 per share in 1993. The comparable loss for 1992 was $9.2 million, or $0.52 per share. Included in the results of operations for 1994 was a pre- tax restructuring and refinancing charge of $55.2 million. The after-tax loss from discontinued operations for 1994 was $81.5 million, or $4.60 per share, compared with a loss of $103.3 million, or $5.81 per share in 1993. Income from discontinued operations for 1992 was $37.5 million, or $2.13 per share. The 1993 full-year results include a benefit of $5.8 million for a change in accounting for income taxes, a non-recurring pre-tax charge of $17.6 million for restructuring, and a $33.9 million charge due to a change in accounting estimate.

SEGMENT INFORMATION

The Company is a manufacturer of technology-driven products with operations in three reporting segments, Interstate Electronics Corporation, Scott and Taylor Environmental, and Snorkel. The results of operations are most meaningful when analyzed and discussed in this manner.

The Company has discontinued other operating units as a result of the February 1995 strategic business plan to restore profitability by focusing primarily on its core manufacturing businesses. The majority of the businesses that have been discontinued were unprofitable. The discontinued units that comprise the net assets of discontinued businesses on the balance sheet are discussed in
Note 4 to the consolidated financial statements. The operating results of these discontinued units are presented separately under that caption and their sales have been appropriately excluded from reported sales amounts.

INTERSTATE ELECTRONICS CORPORATION

Interstate Electronics develops and produces sophisticated telemetry, instrumentation, and data recording systems and position measuring systems, Global Positioning Systems ("GPS"), for the U.S. Navy's Polaris/Poseidon, TRIDENT, and TRIDENT II ships; precise GPS for aircraft and turnkey test ranges; and GPS for commercial and business aircraft navigation and landing systems. Interstate Electronics also designs and produces plasma, liquid crystal, and cathode-ray tube display systems for a variety of shipboard and aircraft applications. In addition, Interstate Electronics develops sophisticated bandwidth-on-demand satellite communication modems and terminals for both government and commercial applications.

FINANCIAL REVIEW

The annual results of operations for Interstate Electronics were as follows:

                                                                           (in thousands)
                                                                         94 vs 93                       93 vs 92
                                              1994          1993          CHANGE           1992           CHANGE
                                            --------      --------       --------        --------        --------
Net Sales                                   $113,637      $114,892       $ (1,255)       $113,485       $  1,407
 Cost of Sales                                82,884        83,843           (959)         89,852         (6,009)
                                            --------      --------       --------        --------       ---------
Gross Profit on Sales                         30,753        31,049           (296)         23,633          7,416
 % of Sales                                     27.1%         27.0%                          20.8%
Operating Expenses:
 Selling, General and Admin.                  11,985        14,952         (2,967)         10,539          4,413
 Research and Development                     12,758        12,611            147           4,374          8,237
                                            --------      --------       --------        --------       --------
Total Operating Expenses                      24,743        27,563         (2,820)         14,913         12,650
                                            --------      --------       --------        --------       --------
Operating Profit                            $  6,010      $  3,486       $  2,524        $  8,720       $ (5,234)
 % of Sales                                      5.3%          3.0%                           7.7%

DISCUSSION OF 1994 COMPARED WITH 1993

Net Sales declined in 1994 due mainly to gradual reductions in required support for U.S. Government strategic weapon systems.

Selling, General and Administrative Expenses were reduced by $3.0 million, or 20%. A major effort was implemented by the Division to improve operating profits by reducing payroll and operating expenses.

Research and Development expenditures continued at the 1993 levels. Interstate Electronics began development of commercial products prior to 1993 and sustained the 1993 level of expenditures in 1994. Development of GPS for commercial aircraft and satellite communication modems represented the majority of research and development efforts.


DISCUSSION OF 1993 COMPARED WITH 1992

Net Sales for 1993 increased slightly by 1% over 1992.

Gross profit improved significantly due to substantially lower cost of sales. Cost of Sales declined from $89.8 million to $83.8 million. The $6.0 million improvement, a 7% reduction in costs, resulted from aggressive
cost reduction   activities in direct material, and labor efficiencies.

Selling, General and Administrative costs were higher by $4.4 million as Interstate Electronics reorganized to a product line focus.

Research and Development costs increased $8.2 million. Significant costs were incurred to develop the GPS and satellite communications for commercial markets.

SCOTT AND TAYLOR ENVIRONMENTAL

Scott manufactures the Scott Air Pak and other life support products for fire fighting and personal protection against industrial contaminants. The air-purifying products provide protection against environmental and safety hazards. Scott is the largest manufacturer of protective breathing equipment, pilot and crew oxygen masks plus emergency oxygen for passengers on commercial, government and private aircraft. Scott is also a leading manufacturer of instruments to detect the presence of combustible or toxic gases and the lack of oxygen.

Taylor is a manufacturer of consumer thermometers, barometers and hygrometers. Taylor also manufactures and sells temperature and environmental measuring and testing devices. In addition to use in scientific laboratories, hospitals and universities, these devices are used in heating, ventilation and air conditioning (HVAC), food service and industrial applications.

FINANCIAL REVIEW

The results of operations for Scott and Taylor Environmental were as follows:
                                                                    (in thousands)
                                                                         94 vs 93                        93 vs 92
                                              1994          1993          CHANGE           1992           CHANGE
                                            --------      --------       --------        --------        -------
Net Sales                                   $118,785      $117,580         $1,205        $124,605        $(7,025)
 Cost of Sales                                80,053        81,817         (1,764)         87,412         (5,595)
                                            --------      --------       --------        --------        -------
Gross Profit on Sales                         38,732        35,763          2,969          37,193         (1,430)
 % of Sales                                     32.6%         30.4%                          29.8%
Operating Expenses:
 Selling, General and Admin.                  14,967        13,736          1,231          13,199            537
 Research and Development                      3,589         3,407            182           2,311          1,096
                                            --------      --------       --------        --------       --------
Total Operating Expenses                      18,556        17,143          1,413          15,510          1,633
                                            --------      --------       --------        --------       --------
Operating  Profit                           $ 20,176      $ 18,620       $  1,556        $ 21,683       $ (3,063)
 % of Sales                                     17.0%         15.8%                          17.4%

DISCUSSION OF 1994 COMPARED WITH 1993

Net Sales increased by 1% due to new product sales of consumer thermometers offset somewhat by lower aviation and government sales of breathing and oxygen products.

Cost of Sales in 1994 was favorable to 1993 as a result of cost reduction activities and sales of higher margin product lines.

Selling, General and Administrative expenses increased primarily due to increased selling activities related to new products and cost associated with the establishment of a United Kingdom sales operation for Taylor.

Research and Development expenses related to product enhancements and new product development at both Scott and Taylor were relatively unchanged.

DISCUSSION OF 1993 COMPARED WITH 1992

Net Sales declined $7.0 million, or 6% in 1993 as compared with 1992 due to distributors reducing inventories, a depressed aviation market, and reduced government spending.

Research and Development increased significantly due to new product development, innovation and redesign.

SNORKEL

Snorkel manufactures self-propelled aerial work platforms and scissorlifts for use in construction and maintenance activities and self- propelled telescopic and articulating booms. Snorkel also fabricates and services booms that are mounted on fire apparatus to deliver large quantities of water from elevated positions.

FINANCIAL REVIEW:

The results of operations for Snorkel were as follows:

                                                                    (in thousands)
                                                                         94 vs 93                       93 vs 92
                                              1994          1993          CHANGE           1992          CHANGE
                                            --------      --------       --------        --------        -------
Net Sales                                    $86,998       $54,681        $32,317         $46,900        $ 7,781
 Cost of Sales                                73,791        52,251         21,540          41,050         11,201
                                             -------       -------        -------         -------        -------
Gross Profit on Sales                         13,207         2,430         10,777           5,850         (3,420)
 % of Sales                                     15.2%          4.4%                          12.5%
Operating Expenses:
 Selling, General and Admin.                   6,563         5,533          1,030           4,599            934
 Research and Development                      2,153         2,005            148             634          1,371
                                             -------       -------        -------         -------        -------
Total Operating Expenses                       8,716         7,538          1,178           5,233          2,305
                                             -------       -------        -------         -------        -------
Operating (Loss) Profit                      $ 4,491       $(5,108)       $ 9,599         $   617        $(5,725)
 % of Sales                                      5.2%        (9.3%)                           1.3%

DISCUSSION OF 1994 COMPARED WITH 1993

Net Sales increased significantly in 1994 ($32.3 million, or 59%) due to a full year of sales and aggressive sales and marketing efforts which have resulted in increased market share. In 1993, production was idled by the Missouri River floods resulting in drastically reduced sales from August through October.

Gross Profit increased substantially as the result of the increased sales.

Selling, General and Administrative expenses increased due to higher expenses related to the re-establishment of the business.

DISCUSSION OF 1993 COMPARED WITH 1992

Net Sales increased in 1993 due to an improved market and a concerted effort to manufacture and deliver products on time following the two year disruption associated with the plant modernization program. The Missouri River floods resulted in 1993 net sales being substantially lower than anticipated.

Cost of Sales in 1993 was unfavorable as compared to 1992 as fixed costs were incurred while the business was, in effect, shut down by the floods. In addition, costs associated with returning to production, start-up costs such as labor and machine inefficiency and outsourcing parts were incurred until normal production could be achieved.

Selling, General and Administrative expenses reflect the high level of business and added expense for flood-related activity.

Research and Development expenditures for new products and enhancements increased significantly.

CORPORATE AND UNALLOCATED COSTS AND EXPENSES:

FINANCIAL REVIEW:

Corporate activity and unallocated costs and expenses were as follows:

                                                                      (in thousands)
                                                                           94 vs 93                       93 vs 92
                                               1994            1993         CHANGE           1992          CHANGE
                                            ---------       ---------      --------        --------      ---------
Cost of Sales                               $  10,526       $   6,344      $  4,182        $ (1,403)     $   7,747
                                            =========       =========      ========        ========      =========

Selling, General and
  Administrative expenses                      34,969          35,511          (542)         26,343          9,168
                                            =========       =========      ========        ========      =========

Other Expenses (Income):
  Restructuring and
    Refinancing Costs                          55,204          17,604        37,600           3,024         14,580
  Change in Accounting Estimate                     -          33,948       (33,948)              -         33,948
  Interest Expense                             42,062          31,942        10,120          31,501            441
  Interest Income                              (3,301)           (874)       (2,427)           (169)          (705)
  Other, Net                                     (550)         (5,652)        5,102          (9,869)         4,217

DISCUSSION OF 1994 COMPARED WITH 1993

Cost of Sales were primarily associated with the centralized manufacturing and technology centers ("Centers") created as part of the factory automation
program.   These Centers were shut down in 1994 to reduce costs.  The costs represent machinery-related rental expenses and, in 1994, inventory was written off.

Selling, General and Administrative expenses remained relatively unchanged as a one-time executive termination expense in 1994 offset cost reductions in the corporate office during 1994. These reductions included a 30% reduction in corporate staff, the elimination of two corporate aircraft, and numerous other cost-cutting measures.

The 1994 Restructuring and Refinancing Costs are comprised of: (1) restructuring costs related to revaluation and write-down of properties held for sale to current realizable market value; (2) refinancing costs for professional and lender fees related to the liquidity crisis of late 1993 and the first half of 1994 and the resultant Override Agreement which restructured
$487 million of debt and leases on August 1, 1994; and (3) other various nonrecurring expenses not associated with the ongoing operations of the business.

The revaluation of properties results from the strategic business plan to focus on manufacturing operations and to thereby limit the Company's active real estate development activities. The Company will develop two key properties and will market for orderly sale its other real estate holdings including development land, headquarter complexes and former plants. These sales will benefit the Company by reducing current carrying costs such as real estate taxes, insurance and mortgage interest.

                                                                                      (in thousands)
       Asset Revaluation                                                                     $23,516
       Refinancing Fees to Professionals and Lenders                                          22,295
       Other                                                                                   9,393
                                                                                             -------
                                                                                             $55,204
                                                                                             =======

Interest Expense (Net) increased due to higher interest rates and borrowing levels including a short-term factoring line in the first half of 1994.

Other (Net) in 1994 represents income from insurance recoveries for the Business Interruption related to the Missouri River floods in 1993, offset in part by realized losses on the sale of assets comprised primarily of properties, an investment in stock, two aircraft, art and antiques and by $3.2 million of costs associated with the derivative lawsuits. Other (net) in 1993 represents income associated with additional recoveries from the U.S. Government as a result of a favorable decision by the Armed Services Board of Contract Appeals resolving a dispute between the Department of the Army and Scott concerning the termination of a mask contract.



DISCUSSION OF 1993 AS COMPARED WITH 1992

Cost of Sales in 1993 reflects a full year of production at the Centers while 1992 was the start-up year.

Selling, General and Administrative expenses increased as a result of professional fees for auditing, information systems, legal, and consulting.

Restructuring and Refinancing Costs represent costs associated with the relocation and consolidation of facilities and operations, costs incurred in retooling, and consulting fees to assist with the development of business marketing plans. At the end of 1990, the Company began a modernization program at its major facilities that involved: (1) the replacement of existing manufacturing processes with state-of-the-art machining centers, fabrication equipment, and robotic welding and assembly; (2) the design and development of factory floor computer systems, and complementary support systems and procedures; (3) the re-training of personnel to schedule and run the newly-automated shop floor efficiently; and (4) the consolidation of smaller plants and operations into larger, more efficient facilities to take advantage of the synergies of a larger operation. This project was originally expected to extend over a five-year timetable; however, former management elected in 1992 to accelerate its implementation so as to complete it in 1993.

Restructuring costs in 1993 and 1992 stemmed from: (1) various relocation costs of employees and equipment, (2) consolidation-related costs such as provisions for anticipated losses on sales of real estate, consulting fees to assist with the development of business plans, start-up costs in the new locations, and (3) costs incurred in retooling the plants, such as first production run samples and documenting new procedures and production methods. The future benefits expected to be achieved as a result of this factory automation program included: (1) cost savings associated with reduced levels of personnel, lower operating costs with respect to fewer, more efficient facilities and fewer machine tools, (2) enhanced quality, better delivery times and customer service, and (3) improved overall asset management through reduced inventory levels and increased cash generation.

The Change in Accounting Estimate is discussed in Note 18 to the consolidated financial statements. Costs associated with the Company's factory automation program included machinery and equipment, software, and outside consulting services for factory automation and management information systems. These project costs had historically been deferred, to be amortized over future periods commencing at the time the equipment was placed into service. Due to a number of factors which arose in 1993 that changed management's estimate of the period of future benefit, including deteriorating operating results, reduced cash flow, and financing difficulties, the Company adopted a change in accounting by expensing all project costs, as incurred, other than those for the purchase of machinery and equipment. As required by generally accepted accounting principles, this accounting change, resulting in a charge of $77.3 million, has been recorded as a change in estimate and reflected in the results of operations for the fourth quarter in 1993. The charge of $33.9 million was associated with the continuing operations and $43.4 million was associated with businesses discontinued in 1994 and included in the $103.3 million loss on discontinued businesses.

Other (Net) in 1993 was income of $5.7 million compared to $9.9 million of income in 1992 due to lower gains on sale of properties.


FINANCIAL POSITION AND LIQUIDITY:

Receivables increased $7.6 million to $45.0 million, reflecting increased sales for the months of November and December in 1994 as compared to 1993.

Inventories decreased by $13.3 million, reflecting the Company's concerted efforts to reduce inventories and the shut-down of the Centers.

Cash flow from operations and working capital required $15.4 million and the paydown of debt required $125.6 million, all of which were funded by proceeds from divestitures.

Expenditures for property, plant and equipment were $60.3 million in 1994, $109.6 million in 1993, and are anticipated to be between $9.0 and $15.0 million in 1995. The primary focus of 1995 expenditures is for improvements in manufacturing efficiencies and tooling related to the production of new products. Capital for these expenditures is expected to be provided from internally generated funds.

Liquidity is provided by the Company's cash and cash equivalents, a $20 million facility ($16.3 million was available at December 31, 1994) secured by certain receivables, and a portion of divestiture proceeds which the Company is authorized to retain. As discussed in the Notes to the consolidated financial statements, the Company completed a complex debt refinancing, which was initiated in December, 1993 and completed on August 1, 1994. This refinancing precludes the Company from incurring additional indebtedness and did not provide additional financing to the Company, rather, it specified repayment and other terms through June 30, 1995.

The Company has completed negotiations with lenders that are party to its Override credit facility (see footnote 7 of Notes to the Financial Statements) to extend the Override Agreement from June 30, 1995 to January 1, 1996. The Company intends to sell in 1995 those businesses whose net assets are presented in the Company's balance sheet as Net Assets Related to Discontinued Operations, and will use a substantial portion of the proceeds to amortize the debt throughout the remainder of 1995. The aforementioned extension will allow the Company to operate in a more orderly manner in enhancing the profitability of the continuing business segments and in divesting the discontinued businesses and reducing corporate overhead. The Company continues to make progress in implementing actions aimed at restoring overall profitability.

Through April 12, 1995, the Company has sold four businesses, Figgie Power Systems, Figgie Acceptance, SpaceGuard Products, and Figgie/Alfa Packaging Systems and used the proceeds to reduce debt; and has signed letters of intent for the sale of two other businesses. See Item 1. Business, included elsewhere herein.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors
  and Stockholders
Figgie International Inc.

We have audited the accompanying consolidated balance sheets of Figgie International Inc. (a Delaware corporation) and Subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Figgie International Inc. and Subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.

As explained in Note 1 to the consolidated financial statements, effective January 1, 1993 the Company adopted the provisions of Statement of Financial Accounting Standards No. 109 "Accounting For Income Taxes". In addition, as explained in Note 18 to the consolidated financial statements, the Company changed its method of accounting for certain costs associated with its factory automation project in the fourth quarter of 1993.




ARTHUR ANDERSEN LLP

Cleveland, Ohio,
April 12, 1995.

                                            FIGGIE INTERNATIONAL INC. AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF INCOME
                                                  FOR THE YEARS ENDED DECEMBER 31
                                               (in thousands, except per share data)


                                                                     1994             1993               1992
                                                                  ---------        ---------           --------
CONTINUING OPERATIONS:
Net Sales                                                         $ 319,420        $ 287,153           $284,990
  Costs of Sales                                                    247,254          224,255            216,911
                                                                  ---------        ---------           --------
Gross Profit on Sales                                                72,166           62,898             68,079
                                                                  ---------        ---------           --------

Operating Expenses:
  Selling, General and Administrative                                68,484           69,732             54,680
  Research and Development                                           18,500           18,023              7,319
                                                                  ---------        ---------           --------
Total Operating Expenses                                             86,984           87,755             61,999
                                                                  ---------        ---------           --------

Operating (Loss) Income                                             (14,818)         (24,857)             6,080
                                                                  ---------        ---------           --------

Other Expense (Income):
   Restructuring and Refinancing Costs                               55,204           17,604              3,024
   Change in Accounting Estimate                                          -           33,948                  -
   Interest Expense                                                  42,062           31,942             31,501
   Interest Income                                                   (3,301)            (874)              (169)
   Other, Net                                                          (550)          (5,652)            (9,869)
                                                                    -------        ---------           --------

Loss before Income Tax Benefit                                     (108,233)        (101,825)           (18,407)

Income Tax Benefit                                                   22,986           19,480              9,207
                                                                  ---------        ---------           --------
Loss before Discontinued Operations and
  Change in Accounting Principle                                    (85,247)         (82,345)            (9,200)

Discontinued Operations, net of tax:
   (Loss) Income from Discontinued Operations                       (42,905)        (103,269)            37,499
   Loss on Disposal of Discontinued Operations                      (38,578)               -                  -
                                                                  ---------        ---------           --------
                                                                    (81,483)        (103,269)            37,499
(Loss) Income before Cumulative Effect of
  Change in Accounting Principle                                   (166,730)        (185,614)            28,299

Cumulative Effect of Change in Accounting
  for Income Taxes                                                        -            5,839                  -
                                                                  ---------        ---------           --------

Net (Loss) Income                                                 $(166,730)       $(179,775)          $ 28,299
                                                                  =========        =========           ========

Weighted Average Shares                                              17,723           17,775             17,539

EARNINGS PER SHARE
- ------------------
Loss before Discontinued Operations and                           $   (4.81)       $   (4.63)          $  (0.52)
  Change in Accounting Principle
(Loss) Income from Discontinued Operations                            (4.60)           (5.81)              2.13
Cumulative Effect of Change in Accounting for
  Income Taxes                                                            -             0.33                  -
                                                                  ---------        ---------           --------
Net (Loss) Income                                                 $   (9.41)       $  (10.11)          $   1.61
                                                                  =========        =========           ========



See Notes to Consolidated Financial Statements.

                      (THIS PAGE INTENTIONALLY LEFT BLANK)

                                            FIGGIE INTERNATIONAL INC. AND SUBSIDIARIES
                                                    CONSOLIDATED BALANCE SHEETS
                                                    DECEMBER 31, 1994 AND 1993
                                                          (in thousands)

                                                                                       1994              1993
                                                                                   -----------       -----------
ASSETS

CURRENT ASSETS
Cash and cash equivalents                                                          $  28,611          $  26,954
Restricted cash                                                                       18,716                  -
Trade accounts receivable, less allowance for
 uncollectible accounts of $259 in 1994 and
 $184 in 1993                                                                         44,994             37,401
Inventories                                                                           38,845             52,181
Prepaid expenses                                                                       3,225              5,958
Recoverable income taxes                                                               8,108             36,283
Net assets related to discontinued operations                                        317,601            552,164
                                                                                   ---------          ---------
   Total Current Assets                                                              460,100            710,941
                                                                                   ---------          ---------




PROPERTY, PLANT AND EQUIPMENT
Land and land improvements                                                            29,699             47,085
Buildings and leasehold improvements                                                  46,024             54,589
Machinery and equipment                                                               70,587             71,534
                                                                                   ---------          ---------
                                                                                     146,310            173,208
Accumulated depreciation                                                             (42,385)           (50,721)
                                                                                   ---------          ---------
                                                                                     103,925            122,487
Property under capital leases, less accumulated
 depreciation of $4,709 in 1994 and $9,818 in 1993                                     2,158              6,061
                                                                                   ---------          ---------
   Net Property, Plant and Equipment                                                 106,083            128,548
                                                                                   ---------          ---------




OTHER ASSETS
Prepaid pension costs                                                                  9,964             10,591
Prepaid rent on leased equipment                                                      17,075                  -
Intangible assets                                                                     20,244             21,043
Cash surrender value of insurance policies                                            10,576             19,246
Non-current receivables                                                                5,920              8,607
Prepaid finance costs                                                                  8,291              4,307
Other                                                                                  6,211             19,185
                                                                                   ---------          ---------
   Total Other Assets                                                                 78,281             82,979
                                                                                   ---------          ---------

Total Assets                                                                       $ 644,464          $ 922,468
                                                                                   =========          =========

                                            FIGGIE INTERNATIONAL INC. AND SUBSIDIARIES
                                                    CONSOLIDATED BALANCE SHEETS
                                                    DECEMBER 31, 1994 AND 1993
                                                 (in thousands, except par value)



                                                                                    1994               1993
                                                                                 -----------       -----------
LIABILITIES

CURRENT LIABILITIES
Debt due within one year                                                          $  171,641         $   90,891
Accounts payable                                                                      55,398             54,162
Accrued insurance reserves                                                            16,889              5,189
Accrued liabilities and expenses                                                      64,706             50,018
Current maturities of long-term debt                                                   7,179            110,576
                                                                                  ----------         ----------
   Total Current Liabilities                                                         315,813            310,836
                                                                                  ----------         ----------




Long-term debt                                                                       234,491            338,270
Deferred federal income taxes                                                              -             20,604
Other non-current liabilities                                                         28,938             30,865
                                                                                  ----------         ----------
  Total Liabilities                                                                  579,242            700,575
                                                                                  ----------         ----------




STOCKHOLDERS' EQUITY
Preferred Stock, $1.00 par value; Authorized,
   3,217 shares; Issued and Outstanding, none                                              -                  -
Class A common stock, $.10 par value;                                                  1,370              1,375
   Authorized, 18,000 shares; Issued and
   Outstanding 1994 - 13,695; 1993 - 13,751
Class B common stock, $.10 par value;                                                    471                499
   Authorized, 18,000 shares; Issued and
   Outstanding 1994 - 4,715; 1993 - 4,989
Capital surplus                                                                      110,518            127,488
Retained (deficit) earnings                                                          (43,198)           124,020
Unearned compensation                                                                 (3,829)           (31,003)
Cumulative translation adjustment                                                       (110)              (486)
                                                                                   ---------         ----------
  Total Stockholders' Equity                                                          65,222            221,893
                                                                                   ---------         ----------

Total Liabilities and Stockholders' Equity                                         $ 644,464         $  922,468
                                                                                   =========         ==========



See Notes to Consolidated Financial Statements.

                                            FIGGIE INTERNATIONAL INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                       FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                                                          (in thousands)
                                                       Common Stock              Capital Surplus         Retained
                                                       -------------             ----------------        Earnings
                                                   Class A   Class B       Class A        Class B       (Deficit)
                                                   -------   -------       -------        -------       ---------
BALANCE, DECEMBER 31, 1991                           $1,361     $502      $108,187       $ 16,762         $298,981
Net Income                                                                                                  28,299
Dividends Declared:
  Common Stock A, $.50 per share                                                                            (6,781)
  Common Stock B, $.50 per share                                                                            (2,473)
Restricted Stock Purchase Plan, Net                      (2)                (1,283)          (302)
Other Common Stock Transactions, Net                     (3)      (6)          (89)         1,511           (2,829)
Amortization of Unearned ESOP Compensation                                  (1,116)          (520)             501
Translation Adjustments
                                                     ------     ----      --------       --------         --------
BALANCE, DECEMBER 31, 1992                            1,356      496       105,699         17,451          315,698
Net Loss                                                                                                  (179,775)
Dividends Declared:
  Common Stock A, $.435 per share                                                                           (5,850)
  Common Stock B, $.435 per share                                                                           (2,141)
Restricted Stock Purchase Plan, Net                      39       20         6,694          3,400
Other Common Stock Transactions, Net                    (20)     (17)       (1,708)          (605)          (4,392)
Amortization of Unearned ESOP Compensation                                  (2,636)          (807)             480
Translation Adjustments
                                                     ------     ----      --------       --------         --------
BALANCE, DECEMBER 31, 1993                            1,375      499       108,049         19,439          124,020
Net Loss                                                                                                  (166,730)
Minimum Pension Liability                                                                                     (488)
Restricted Stock Purchase Plan, Net                      (5)     (15)       (1,931)        (2,596)
Other Common Stock Transactions, Net                             (13)                      (1,371)
Amortization of Unearned ESOP Compensation                                  (3,776)        (7,296)
Translation Adjustments
                                                     ------     ----      --------       --------        ---------
BALANCE, DECEMBER 31, 1994                           $1,370     $471      $102,342       $  8,176        $ (43,198)
                                                     ======     ====      ========       ========        =========


                                                                        Cumulative
                                                  Unearned              Translation
                                                Compensation            Adjustment              Total
                                                ------------            -----------             -------------
BALANCE, DECEMBER 31, 1991                          $(42,250)                $1,120                  $384,663
Net Income                                                                                             28,299
Dividends Declared:
  Common Stock A, $.50 per share                                                                       (6,781)
  Common Stock B, $.50 per share                                                                       (2,473)
Restricted Stock Purchase Plan, Net                    4,848                                            3,261
Other Common Stock Transactions, Net                                                                   (1,416)
Amortization of Unearned ESOP Compensation             7,447                                            6,312
Translation Adjustments                                                      (1,702)                   (1,702)
                                                ------------            -----------             -------------
BALANCE, DECEMBER 31, 1992                           (29,955)                  (582)                  410,163
Net Loss                                                                                             (179,775)
Dividends Declared:
  Common Stock A, $.435 per share                                                                      (5,850)
  Common Stock B, $.435 per share                                                                      (2,141)
Restricted Stock Purchase Plan, Net                   (8,493)                                           1,660
Other Common Stock Transactions, Net                                                                   (6,742)
Amortization of Unearned ESOP Compensation             7,445                                            4,482
Translation Adjustments                                                          96                        96
                                                ------------            -----------             -------------
BALANCE, DECEMBER 31, 1993                           (31,003)                  (486)                  221,893
Net Loss                                                                                             (166,730)
Minimum Pension Liability                                                                                (488)
Restricted Stock Purchase Plan, Net                    4,790                                              243
Other Common Stock Transactions, Net                                                                   (1,384)
Amortization of Unearned ESOP Compensation            22,384                                           11,312
Translation Adjustments                                                         376                       376
                                                ------------            -----------             -------------
BALANCE, DECEMBER 31, 1994                      $     (3,829)           $      (110)            $      65,222
                                                ============            ===========             =============

See Notes to Consolidated Financial Statements.

                                            FIGGIE INTERNATIONAL INC. AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 and 1992
                                                          (in thousands)


                                                                          1994             1993            1992
                                                                       ----------       ----------      ----------
Operating Activities:
 (Loss) from Continuing Operations                                      $ (90,687)       $ (82,345)       $ (9,200)
 (Loss) Income from Discontinued Operations                               (76,043)        (103,269)         37,499
  Cumulative Effect of Accounting Change                                        -            5,839               -
  Adjustments to Reconcile Net (Loss) Income to Net
   Cash (Used) Provided by Operating Activities-
    Change in Accounting Estimate                                               -           77,344               -
    Depreciation and Amortization                                          41,633           40,833          36,434
    Amortization of Unearned Compensation                                   5,791            5,557          11,247
   Other, Net                                                               9,917           41,773          (5,681)
   Changes in Operating Assets and Liabilities
    Trade Accounts Receivable                                              11,341          (19,088)         56,954
    Allowance for Uncollectible Accounts                                      616            1,531            (682)
    Finance Receivables                                                     4,780          (13,602)        (11,220)
    Inventories                                                            15,733            9,083           6,314
    Prepaid Items                                                          (7,523)          (5,718)         (3,172)
    Other Assets                                                           37,116           (9,346)        (37,400)
    Accounts Payable                                                      (14,293)          38,882           6,959
    Accrued Liabilities and Expenses                                       30,509           39,330          (9,642)
    Deferred and Accrued Taxes                                             13,533          (62,131)          8,837
    Other Liabilities                                                       2,198            2,887          (2,031)
                                                                         --------         --------        --------
    Net Cash (Used) provided by Operating Activities                      (15,379)         (32,440)         85,216
                                                                         --------         --------        --------

Investing Activities:
  Capital Expenditures                                                    (60,304)        (109,557)       (100,354)
  Sale of Investments                                                       7,862                -               -
  Businesses and Investments Acquired                                           -           (5,661)         (9,792)
  Proceeds from Sale of Property, Plant and Equipment                      42,468           73,952          74,756
  Proceeds from Business Divestitures                                     198,130                -               -
  (Purchases) Sales of Securities by Insurance Subs.                      (12,739)           1,202         (20,905)
                                                                         --------         --------        --------
Net Cash Provided (Used) in Investing Activities                          175,417          (40,064)        (56,295)
                                                                         --------         --------        --------

Financing Activities:
  Proceeds from Debt                                                        4,420           12,104          34,782
  Principal Payments on Long-Term Debt                                    (94,945)         (38,147)        (69,830)
  (Repayments) Borrowing Under Notes Payable, Net                         (32,348)         102,842           4,893
  Dividends Paid                                                                -           (7,991)         (9,254)
  Common Stock Transactions, Net                                           (2,681)          (6,157)         (3,091)
                                                                         --------         --------        --------
Net Cash (Used) Provided by Financing Activities                         (125,554)          62,651         (42,500)
                                                                         --------         --------        --------

Net Increase (Decrease) in Cash and Cash Equivalents                       34,484           (9,853)        (13,579)
Cash and Cash Equivalents at Beginning of Year                             33,816           43,669          57,248
                                                                         --------         --------        --------
Cash and Cash Equivalents at End of Year                                 $ 68,300         $ 33,816        $ 43,669
                                                                         ========         ========        ========

- - Continuing Operations - Unrestricted                                   $ 28,611         $ 26,954        $ 38,444
- - Continuing Operations - Restricted                                     $ 18,716         $      -        $      -
- - Discontinued Operations                                                $ 20,973         $  6,862        $  5,225

Supplemental Disclosures of Cash Flow Information:
  Cash Paid (Received) during the Year for -
     Interest (Net of Amount Capitalized)                                $ 41,771         $ 36,781         $38,550
     Domestic Federal Income Taxes                                       $(35,856)        $(24,232)        $   626


See Notes to Consolidated Financial Statements.

                   FIGGIE INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:


      PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of Figgie International Inc. (referred to, with all its consolidated subsidiaries and divisions and their predecessor entities, unless the context otherwise requires, as the "Company".) All intercompany account transactions have been eliminated in consolidation.

      CASH. For purposes of the statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents are stated at cost which approximates their fair market value. The effect of foreign currency translation on cash held by foreign divisions is immaterial. Restricted cash in the amount of $18.7 million represents collateral on letters of credit and divestiture proceeds that have been escrowed for payment of expenses and taxes.

      CONCENTRATION OF CREDIT RISK. The Company does not have any concentrations of credit risk by major customer, geographic region or activity. The Company generally does not require collateral.

      INVENTORIES. Manufacturing inventories are stated at the lower of first-in-first-out (FIFO) cost or market. Costs accumulated under government contracts are stated at actual cost, (LIFO method as applicable) net of progress payments, not in excess of realizable value.

      LONG-TERM CONTRACTS. Government segment sales are principally under long-term contracts and include cost-reimbursement and fixed-price contracts. Sales under cost-reimbursement contracts are recognized as costs are incurred and include a proportion of the fees expected to be realized equal to the ratio of costs incurred to date to total estimated costs. Sales under fixed price contracts are recognized as the actual cost of work performed relates to the estimate at completion.

Cost or performance incentives, which are incorporated in certain contracts, are recognized when realization is assured and amounts can be reasonably estimated. Estimated amounts for contract changes and claims are included in contract sales only when realization is probable. Assumptions used for recording sales and earnings are adjusted in the period of change to reflect revisions in contract value and estimated costs. In the period in which it is determined that a loss will be incurred on a contract, the entire amount of the estimated loss is charged to income.

      PROPERTY, PLANT AND EQUIPMENT. Property, plant and equipment are stated at cost and depreciated over the estimated useful lives of the assets, generally by the straight-line method. The principal rates of depreciation are: Buildings, 2-1/2%; Machinery and Equipment, 8-1/3%; Leasehold Improvements, life of lease.

      CAPITALIZATION OF INTEREST. The Company capitalizes interest costs during the development period of certain properties. Total interest capitalized was approximately $.8 million in 1994, $.6 million in 1993, and $2.5 million in 1992.

      INTANGIBLES. Goodwill of $23.1 million at December 31, 1994 and 1993 represents costs in excess of net assets of purchased businesses, and is generally amortized over a 40-year period. At December 31, 1994 and 1993, accumulated goodwill amortization was $5.5 million and $4.9 million, respectively. Management has evaluated goodwill by considering historical and projected operating results, and believes that the asset is realizable and the amortization period is appropriate. Patents of $3.9 million at December 31, 1994 and 1993 are amortized over their statutory or estimated useful lives. As of December 31, 1994 and 1993, accumulated patent amortization was $1.3 million and $1.1 million, respectively.

      FACTORY AUTOMATION COSTS. The Company incurred certain costs directly related to its factory automation project encompassing owned and leased machinery, software, and outside consultant fees. The owned machinery component of these project costs is depreciated in accordance with the useful lives discussed above. All other project costs are expensed as incurred.
Prior to December 31, 1993, all other project costs were deferred and amortized over a period not exceeding five years. See Note 18 "Change in Accounting Estimate".

      INCOME TAXES.  In February 1992, the Financial Accounting Standards Board
(FASB) issued Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("Statement 109"). Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. Under Statement 109, the effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The Company adopted Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes", effective January 1, 1993. The cumulative effect of such adoption was to increase earnings by $5.8 million, or $.33 per share, for the year ended December 31, 1993. As permitted under the Statement, this accounting standard was adopted prospectively in 1993 and prior periods were not restated.

      EARNINGS PER SHARE. Earnings per common share are based upon the weighted average number of shares outstanding during each year. The unallocated shares of the non-leveraged Employee Stock Ownership Plan are not considered outstanding for earnings per share purposes. The unallocated shares of the leveraged Employee Stock Ownership Plan are not considered outstanding for earnings per share purposes; for 1993, pursuant to the adoption of Statement of Position 93-6 "Employers' Accounting for Employee Stock Ownership Plans". These shares were, however, considered outstanding for 1992 earnings per share.

  SELF-INSURANCE PROGRAMS. The Company is self-insured for certain levels of general liability and workers' compensation coverage. Estimated costs of these self-insurance programs are accrued based on projected settlement dates for known and anticipated claims. Adjustments to recorded reserves are reflected in current operating results.

      RECLASSIFICATION OF AMOUNTS. Certain amounts for 1993 and 1992 have been reclassified to reflect comparability with account classifications for 1994. These reclassifications principally relate to the presentation of the operations between continuing and discontinued, and reclassification of long-term debt as of December 31, 1993.

(2) RESTRUCTURING AND REFINANCING COSTS:

The 1994 Restructuring and Refinancing Costs are comprised of: (1) restructuring costs related to revaluation and write-down of properties held for sale to current realizable market value; (2) refinancing costs for professional and lender fees related to the liquidity crisis of late 1993 and the first half of 1994 and the resultant Override Agreement which restructured
$487 million of debt and leases on August 1, 1994; and (3) other various nonrecurring expenses not associated with the ongoing operations of the business.

The revaluation of properties results from the strategic business plan to focus on manufacturing operations and to thereby limit the Company's active real estate development activities. The Company will develop two key properties and will market for orderly sale its other real estate holdings including development land, headquarter complexes and former plants. These sales will benefit the Company by reducing current carrying costs such as real estate taxes, insurance and mortgage interest.

                                                                                      (in thousands)
       Asset Revaluation                                                                     $23,516
       Refinancing Fees to Professionals and Lenders                                          22,295
       Other                                                                                   9,393
                                                                                             -------
                                                                                             $55,204
                                                                                             =======

In 1993 and 1992, restructuring charges associated with continuing operations amounted to $17.6 million and $3.0 million. The costs were associated with the relocation and consolidation of facilities and operations, provisions for anticipated losses on sales of real estate, consulting fees to assist with the development of strategic business plans, and retooling costs.


(3)  DIVESTITURES:

In January of 1994, the Company commenced a divestiture program as part of its immediate debt refinancing efforts. Certain business units were to be sold through unrelated sales transactions to generate liquidity for working capital and, ultimately, to pay lender debt. The following companies were sold during 1994: Advance Security, CASI-RUSCO, Waite Hill Insurance group (Cardinal Casualty Co., Colony Insurance Co., Hamilton Insurance Co.), Rawlings Sporting Goods, Safety Supply America, Sherwood Drolet Corp Ltd. and Huber-Essick/Mayco Pump. The Company used the gross proceeds of $198.1 million from the sales to repay $124.7 million of debt under the Override Agreement, operating leases, bank fees, interest expense and for working capital.

(4) DISCONTINUED OPERATIONS:

On February 15, 1995, the Company announced that Board of Directors approved a strategic business plan designed, effective December 31, 1994, to restore the Company to profitability. Under the Plan, the Company will operate four technology-driven manufacturing companies, aggressively cut corporate overhead, and sell its fourteen other businesses in 1995 using sale proceeds to reduce debt and operating lease obligations. The majority of these other businesses were unprofitable and had revenue of $442.8 million in 1994.

The entities to be sold are reported as discontinued operations at December 31,
1994, and the consolidated financial statements have been reclassified to report separately their net assets and operating results.  The Company's prior year financial statements have been restated to reflect the continuing operations, summarized as follows:
                                                                               (in thousands)
                                                                   -------------------------------------

                                                             As Previously       Discontinued
1993:                                                           Reported          Operations      As Restated
                                                               ----------         ----------      -----------
Net Sales                                                       $ 768,642         $(481,489)        $287,153
                                                                =========         =========         ========

Loss from Continuing Operations                                  (179,334)           96,989          (82,345)
Loss from Discontinued Operations                                  (6,280)          (96,989)        (103,269)
Cumulative Effect of Change in Accounting
  for Income Taxes                                                  5,839                 -            5,839
                                                                ---------         ---------        ---------

         Net Loss                                               $(179,775)        $       -        $(179,775)
                                                                =========         =========        =========

1992:

Net Sales                                                       $ 792,409         $(507,419)       $ 284,990
                                                                =========         =========        =========

Income (Loss) from Continuing Operations                           18,878           (28,078)          (9,200)
Income (Loss) from Discontinued Operations                          9,421            28,078           37,499
                                                                ---------         ---------        ---------

         Net Income (Loss)                                      $  28,299         $       -         $ 28,299
                                                                =========         =========         ========

The $38.6 million estimated loss on disposal consists of an estimated loss on the disposal of businesses of $4.0 million, a provision of $8.9 million for anticipated operating losses until disposal, and income taxes of $25.7 million.

Net Assets Related to Discontinued Operations at December 31, 1994 and 1993 consist primarily of accounts receivable, finance receivables, contracts in process, oil and gas interests, inventory, property, plant and equipment, and significant, specialized machinery, net of current liabilities of these businesses. Realization of these discontinued assets is based on management's best estimate and is subject to market conditions, timing and negotiations.

(5)   INCOME TAXES:

   Income tax provision (benefit) consists of the following components:

                                                                                  (in thousands)
   Continuing Operations:                                              1994            1993              1992
                                                                     --------        --------          --------
    Current Federal                                                  $ (8,108)       $(35,856)         $(19,507)
    Deferred Federal                                                  (15,480)         22,518            10,656
    State                                                                 602          (6,142)             (356)
                                                                     --------        --------          --------
    Total from Continuing Operations                                 $(22,986)       $(19,480)         $ (9,207)

   Discontinued Operations:
    Operations                                                        (20,174)        (55,606)           22,129
    Disposal                                                           25,654               -                 -

   Cumulative Effect of Change in Accounting                                -          (5,839)                -
                                                                     --------        --------          --------

   Total Tax Provision (Benefit)                                     $(17,506)       $(80,925)         $ 12,922
                                                                     ========        ========          ========

   A reconciliation of the actual tax provision (benefit) to the U.S. federal income tax rate effective for each year for continuing operations is as follows:

                                                                       1994            1993              1992
                                                                     --------        --------          --------
   Statutory Federal Tax Rate                                         (35.0)%         (35.0)%           (34.0)%

     Benefit and Insurance Plans                                          -             0.2              (8.3)
     Foreign Sales Corporation                                         (0.4)           (0.8)             (3.5)
     International Rate Differential                                   (0.4)              -               1.5
     Goodwill                                                            .3             0.6               3.4
     Other (net)                                                       (0.7)            7.8              (7.6)
     State Income Taxes (Net of
         Federal Tax)                                                    .3            (3.9)              5.5
     Current Effect of Change in Federal Rate                             -             2.0                 -
     Valuation Allowance (Net of Tax Credits)                          14.7            10.0             ( 7.1)
                                                                      -----           -----             -----

   Effective Tax Rate (Benefit)                                       (21.2)%         (19.1)%           (50.1)%
                                                                      =====           =====             =====

   The components of the net deferred tax liability as of December 31, 1994 and
1993 are as follows:
                                                                                               (in thousands)
                                                                                              1994         1993
                                                                                          ----------     --------
   Deferred Tax Assets:
     Allowance for Doubtful Accounts                                                     $  4,054       $  4,664
     Deferred Compensation Plans                                                            5,234          5,307
     Insurance and Other Reserves                                                           7,586          7,586
     Contingency Reserves                                                                  15,698          7,771
     Factory Automation                                                                     6,873          6,873
     Inventory Reserves                                                                     5,815          4,026
     Operating Losses and Tax Credit Carryforwards (Net)                                   31,363         19,365
     Other (Net)                                                                           10,685         10,807
     Foreign (Net)                                                                          3,031          3,031
                                                                                         --------       --------
        Total Deferred Tax Assets                                                        $ 90,339       $ 69,430
                                                                                         --------       --------

   Deferred Tax Liabilities:
     Property, Plant and Equipment                                                       $(44,192)      $(41,291)
     Benefit Plans                                                                        (11,076)       (11,243)
     Intangible Drilling Costs                                                             (5,069)        (5,029)
     Other (Net)                                                                         $(30,002)      $(32,471)
                                                                                         --------       --------

        Total Deferred Tax Liabilities                                                    (90,339)       (90,034)
                                                                                         --------       --------

   Net Deferred Tax Liabilities                                                          $      -       $(20,604)
                                                                                         ========       ========

   As of December 31, 1994, the Company, for tax reporting purposes, has tax credit carryforwards of $21.9 million which will begin to expire in 1995, and operating loss deduction carryforwards of $104.6 million which will begin to expire in 2006. To the extent these tax carryforward attributes of approximately $58.5 million have exceeded the Company's Deferred Tax Liabilities of $31.4 million, they have been fully reserved. Realization of tax carryforwards is dependent on future taxable income and amounts realized are subject to tax regulations and limitations by year and nature.

   The 1993 benefit for federal income taxes includes a charge of $1.9 million which represents the effect of the U.S. federal income tax rate increase from 34% to 35% on net deferred tax liabilities.

   Accumulated unremitted foreign earnings as of January 1, 1994, are not material; accordingly the Company has elected to prospectively provide deferred U.S. income taxes on foreign earnings which may be taxed at a rate below that of the U.S. statutory rate of 35%. Management believes that any liability related to the remittance of foreign earnings from continuing operations would not be material to the financial statements.

   (6) INVENTORIES:

    Inventories are summarized as follows:
                                                                                           (in thousands)
                                                                                          1994         1993
                                                                                       ---------      -------
    Manufacturing Inventories:
       Raw materials                                                                     $21,509      $28,055
       Work in process                                                                     6,138        8,703
       Finished goods                                                                     11,219       15,121
       Inventory reserves                                                                 (1,532)      (1,925)
                                                                                        --------      -------
       Total manufacturing inventories                                                    37,334       49,954

    Inventories applicable to government contracts                                       207,632      196,959
       Less:  Progress payments                                                         (206,121)    (194,732)
                                                                                        --------     --------
       Net contracts in process                                                            1,511        2,227
                                                                                        --------      -------

       Total Inventories                                                                $ 38,845     $ 52,181
                                                                                        ========     ========


(7) DEBT REFINANCING:

   On August 1, 1994, the Company executed an agreement ("Override Agreement") with its significant unsecured institutional lenders to refinance approximately $315 million in indebtedness, letters of credit and related facilities ("Override Debt") of which $278 million was outstanding. At the same time, the Company refinanced approximately $172 million in outstanding operating leases. The Override Debt bears interest at a base rate plus 2% (the 2% portion originally payable on June 30, 1995) and a restructuring fee of 3 1/2% (2 1/4% payable on June 30, 1995). Mortgages, the 9-7/8% Notes, the Subordinated Debentures and certain other debt and leases were not part of the refinanced debt. The Override Agreement precludes the Company from paying dividends and secures Override Debt with security interests in shares of certain subsidiaries of the Company and substantially all of the Company's accounts receivable, inventory, intellectual property and related assets. Prior to the refinancing, the Company had divested certain businesses and accumulated sale proceeds to effect the refinancing.

   On August 1, 1994, the Company distributed $124.7 million in cash as follows: $61.8 million to pay down Override Debt; $36.5 million to pay down operating leases (of which $17.1 million represented prepayments and are recorded as non-current assets); $7.0 million to pay bank fees, interest and expenses of the transaction; and $19.4 million to establish escrow accounts for income taxes and expenses associated with the divesture program.
   Between August 1 and December 31, 1994, the Company made additional payments against the Override Debt, including releases from escrow accounts, to its lenders of $48.1 million. In December 1994, the Override Agreement was amended to permit the Company to obtain additional letter of credit facilities.

   On March 31, 1995, debt outstanding under the Override Agreement amounted to $135.4 million ($167.4 million outstanding at December 31, 1994 less $32.0 million payments through March 31, 1995). On March 31, 1995, the Override Agreement was amended (the "Second Amendment"), to extend the expiration date to January 1, 1996, set principal amortization payments throughout 1995, reset the net worth, cash flow and capital expenditure financial covenants with amounts applicable to the Company's continuing operations and to permit the Company to incur additional indebtedness, as defined, for performance bonds and for additional letters of credit of up to $5 million, each of which may be secured by a pledge of up to $2 million of cash, respectively. Also effective March 31, 1995, the 2% interest payment deferral was terminated and the amount due was paid. Fees due under the original agreement and extension fees will require a refinancing cost of $10.0 million in 1995.

   Pursuant to the Second Amendment, the Company has agreed to repay in 1995 a substantial portion of all of the remaining amounts outstanding under the Override Agreement, with any remaining amounts due January 1, 1996. The Company expects to fund these payments through the proceeds of the divesture of those businesses whose net assets are presented in the Company's balance sheet as Net Assets Related to Discontinued Operations; however, all Company sources, including cash reserves, working capital generated, and short-term facilities can be accessed for this purpose.

   At December 31, 1994, all required restrictions and financial covenants have been satisfied.

(8)   DEBT DUE WITHIN ONE YEAR:

   At December 31, 1994 and 1993, debt due within the following year was as follows:

                                                                      (in thousands)
                                                        1994                                 1993
                                            --------------------------          ---------------------------
                                              Balance           Average           Balance           Average
                                            Outstanding          Rate           Outstanding           Rate
                                            -----------        -------          -----------         -------
   Override Debt                            $   167,364         10.50%          $    88,101           7.15%
   Other Debt                                     4,277          9.85%                2,790           9.48%
                                            -----------        -------          -----------         -------

   Total                                    $   171,641                         $    90,891
                                            ===========                         ===========

Additional terms of the Override Debt are discussed in Footnote 7. The fair value of the Override Debt at December 31, 1994 is estimated at 92.125% based on a sale of the debt between two lenders near year-end. At December 31, 1994, the interest rate on the Override Debt was 10.5%

The Other Debt above represents amounts outstanding under short-term notes and foreign lines at variable rates. Based on the short-term nature of the debt and the variable rates it bears, its carrying value is estimated to approximate its market value.

The Company has a receivable-based credit facility which permits borrowings of up to $20.0 million based on the balances of certain divisions' receivables. At December 31, 1994, $16.3 million was available under this facility. No amounts were outstanding at December 31, 1994.

(9) LONG-TERM DEBT:

    Total long-term debt at December 31, 1994 and 1993 consisted of the following:

                                                                           (in thousands)
                                                    --------------------------------------------------------------
                                                              1994                                 1993
                                                    --------------------------          --------------------------

                                                    Carrying            Fair             Carrying           Fair
                                                      Value             Value             Value             Value
                                                    --------          --------          ---------         --------
9.875% Senior Notes due 1999                        $174,000          $143,550           $174,000         $176,610
10.375% Debentures due 1998                            9,500             8,313             11,000           11,028
Override Debt                                              -                 -            185,000          185,000
Mortgage notes                                        53,076            53,076             66,824           66,824
Obligations under capital lease                        4,889             4,889             11,049           11,049
Other debt and notes                                     205               205                973              973
                                                    --------          --------           --------         --------

   Total                                             241,670          $210,033            448,846         $451,484
                                                                      ========                            ========

Less - current maturities                             (7,179)                            (110,576)
                                                    --------                             --------

Long-term debt                                      $234,491                             $338,270
                                                    ========                             ========

  The fair value estimates were made as follows: the Senior Notes were based on the market price at which the debt traded near year-end; the Debentures were based on management's estimates; the mortgages were based on carrying value given their collateralized nature.

  The 9.875% Senior Notes are due October 1, 1999. Interest is payable semi-annually on April 1 and October 1.

  The 10.375% subordinated Debentures are callable at a premium prior to maturity. Redemption prices (expressed as percentages of the principal amount) during the 12-month period beginning April 1, 1995 are 101.093%, which decrease to 100.547% on April 1, 1996. The Company is required to make annual payments of $1.5 million into a sinking fund through 1997, with a $5.0 million payment in 1998. All required payments have been made.

  Mortgage notes are secured by real property, are due at various dates through 2009 and bear interest at rates ranging from 7.0% to 12.25%.

  The scheduled principal payments and sinking fund requirements for all long-term debt, excluding the obligations under capital leases, are approximately as follows: 1995 - $4.4 million; 1996 - $4.7 million; 1997 - $6.1 million; 1998 - $8.6 million; 1999 - $177.8 million; and $35.2 million thereafter.

(10) LEASES:

The Company leases a substantial amount of manufacturing equipment under operating lease arrangements. The Company (through its now discontinued leasing and scaffolding subsidiaries) also leases the vehicle fleet and scaffolding equipment ("Vehicle and Scaffolding Leases") held for lease or rental. All monthly rent and other payments due under all leases have been made, and are current through December 31, 1994.

On August 1, 1994, and concurrently with entering into the Override Agreement, the Company executed agreements with certain lessors to restructure leases with balances of approximately $172 million. On March 31, 1995, the Company and those lessors, except the lessors to the Vehicle and Scaffolding Leases, amended or have agreed to amend the leases to conform certain financial covenants of the leases to the financial covenants contained in the Second Amendment to the Override Agreement, and to accelerate certain fees and other terms consistent with the Override Agreement. The Company is in discussion with the lessors to the Vehicle and Scaffolding Leases to similarly amend those leases.

A progression of rental commitments under operating leases as of December
31, 1993 to those as of December 31, 1994 is as follows (in millions):
  Rental commitments under operating leases at
  December 31, 1993 including $11.4 related to
  discontinued operations                                                          $177.7

  Commitments added as of August 1, 1994 through
  the negotiated restructuring of the former non-
  amortizing leases for specific amortization payments                               60.0

  Commitments added in December 1994 to finance
  machinery and equipment                                                            13.7

  Payments to lessors, including prepaid rent                                       (72.0)

  Elimination of rental commitments through sale
  of underlying assets or assignment of
  leases to purchasers                                                              (23.7)
                                                                                    ------

  Rental Commitments under operating leases at
  December 31, 1994, including $120.6 million
  related to discontinued operations                                               $ 155.7
                                                                                   =======

Rental commitments under non-cancelable operating leases as of December 31, 1994 were as follows (in thousands):

                                                         Discontinued         Continuing
                                                           Operations         Operations              Total
                                                           ----------         ----------              -----
Year Ending December 31,
1995                                                         $ 34,874            $ 9,111           $ 43,985
1996                                                           37,185              8,226             45,411
1997                                                           25,862              7,703             33,565
1998                                                           13,999              7,014             21,013
1999 & Beyond                                                   8,651              3,039             11,690
                                                             --------            -------           --------
Total minimum payments required                              $120,571            $35,093           $155,664
                                                             ========            =======           ========


Funds to pay the $120.6 million of lease obligations related to discontinued operations are expected to be provided primarily through divestiture proceeds of those businesses. As to machinery and equipment that is not purchased or is presently not utilized or underutilized, the Company expects to satisfy the rental payments through its internal funds until such equipment is sold, subleased or assigned.

Operating lease expense for continuing operations was approximately $15 million, $16.5 million, and $7.9 million in 1994, 1993, and 1992 respectively.

In 1994, 1993 and 1992, the Company completed sale/leasebacks of certain machinery and equipment for $13.7 million, $6.0 million and $49.0 million respectively. Proceeds from the 1994 sale/leaseback were used to pay purchase commitments entered into in 1993. The 1993 and 1992 proceeds were used to repay debt.

In 1993, the Company completed, through its Vehicle and Scaffolding businesses, sale/leasebacks for scaffolding and vehicle fleet for $35.0 million and $25.0 million respectively. Proceeds were used to repay debt. In connection with those leases, in 1993, the Company entered into two interest rate swap agreements with a bank. The swap agreements allow the Company to convert the interest rates on $35 million and $25 million from LIBOR-based floating rates to fixed rates. Effective March 29, 1995, those agreements were terminated and the Company received $0.5 million.

The Company operates equipment under lease arrangements that are classified as capital leases. The following is a summary of assets under capital leases:

                                                                                    (in thousands)
                                                                                      December 31
                                                                            -------------------------------
                                                                              1994                   1993
                                                                            --------               --------
     Machinery and equipment                                                $  6,867               $ 15,879
     Less accumulated amortization                                             4,709                  9,818
                                                                            --------               --------
     Net                                                                    $  2,158               $  6,061
                                                                            ========               ========

   Future minimum lease payments under capital leases and the present value of the net minimum lease payments as of December 31, 1994 are as follows:
                                                                     (in thousands)
     Year Ending December 3l,
        1995                                                                $ 2,752
        1996                                                                  1,296
        1997                                                                    962
        1998                                                                    211
                                                                            -------
        Total minimum lease payments                                          5,221
        Less amount representing interest                                       332
                                                                            -------
        Present value of net minimum lease payments                         $ 4,889
                                                                            =======

(11) CONTINGENT LIABILITIES:

   The Company has been working with the Federal Trade Commission toward the completion of a redress program. The Commission sought consumer redress in connection with the sale of heat detectors manufactured by the Company's Interstate Engineering division. The Court held that the Company could be required to pay refunds to those buyers who, after notification, can make a valid claim for redress. The Court required the Company to provide a bank letter of credit initially in the amount of $7.6 million and reduced currently to $4.0 million. The Company had established an accrual and, based on the current amount of claims received by the Redress Administrator, no additional material charge to earnings is anticipated.

   In a class action suit filed on April 18, 1994, in the U.S. District Court for the Northern District of Ohio against the Company and two former officers and directors, the plaintiff stockholder alleged that the defendants disseminated false and misleading information to the investing public concerning the Company's business, management, financial condition, and future prospects in violation of Section 10(b) and 20(a) of the Securities Exchange Act of 1934. A separate class action suit was filed by another stockholder on May 11, 1994, in the same court against the Company and certain former and present officers and directors setting forth similar allegations. Both suits seek monetary damages and costs and have been consolidated into one case.

   In two separate suits reported in the Company's 1993 Form 10-K Annual Report, three stockholders of the Company filed derivative complaints on October 13 and December 2, 1993 in the Common Pleas Court of Lake County, Ohio, seeking recovery on behalf of the Company for alleged self-dealing, waste of corporate assets, financial statement over-statements, gross mismanagement and participation or acquiescence in such practices by Directors of the Company, all of whom were named as defendants. The Court consolidated the two suits and subsequently dismissed them with respect to all defendants. The plaintiffs have appealed the Court's decision.

   On October 11, 1994 Deloitte & Touche LLP filed suit against the Company in the Cuyahoga County Common Pleas Court of Ohio alleging that the Company was in breach of contract for failure to pay for consulting services rendered by Deloitte & Touche in the approximate amount of $30 million plus interest.
   On the same date, the Company filed in the same court its complaint against Deloitte & Touche (and later against Deloitte & Touche LLP) alleging that in connection with consulting services rendered to the Company, Deloitte & Touche was liable for breach of contract, negligent misrepresentation, breach of fiduciary duty, professional negligence and fraudulent inducement. The Company seeks $250 million in compensatory damages as well as punitive damages, declaratory relief and an accounting. The Company also filed a counterclaim containing similar allegations, as well as claims of breach of warranty and the unlicensed and unauthorized practice of engineering, in response to the suit filed by Deloitte & Touche LLP. Deloitte & Touche LLP has counterclaimed in the Company's action and the Court has now consolidated the two cases.

   On December 19, 1994 the Company, its subsidiary Figgie Properties Inc. and the Richard E. Jacobs Group filed an action against the City of Cleveland seeking specific performance of a 1989 Master Development Agreement pertaining to a proposed real estate project referred known as Chagrin Highlands. The Company's complaint also seeks a declaratory judgment that the Master Development Agreement is in full force and effect and asks for an injunction preventing the City from interfering with the rights of the plaintiffs under that Agreement as well as compensatory damages in the amount of $100 million. The City of Cleveland has filed a motion to dismiss the Company's complaint.

   Additionally, the Company and its subsidiaries are defendants in various lawsuits arising in the ordinary course of business. The Company has provided a reserve for the estimated liability related to all known cases. In the opinion of management, any additional liability with respect to these matters will not have a material effect on the Company's financial statements.

   Costs incurred by the Company in the performance of U.S. Government contracts are subject to audit. In the opinion of management, the final settlement of these costs will not result in significant adjustments to recorded amounts.

(12) PENSION AND RETIREMENT BENEFITS PLANS:

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

   The components of net periodic pension expense and the assumptions used in accounting for the benefit plans for the years ended December 31 are as follows:

(in thousands)                                                   1994               1993            1992
- ---------------------------------------------------------------------------------------------------------
Service cost                                                  $  4,220           $  3,399        $  3,663
Interest cost on projected
 benefit obligation                                              5,803              5,145           4,673
Actual loss (gain) on plan assets                                2,680             (6,788)         (3,405)
Net amortization and deferral of
 actuarial (losses) gains                                       (8,501)             1,251          (1,605)
                                                              --------           --------        --------
                                                              $  4,202           $  3,007        $  3,326
                                                              ========           ========        ========
Assumptions:

Weighted average discount rates                                  8.25%              7.50%           8.75%
Rate of increase in compensation
 levels                                                          5.00%              5.00%           5.00%
Expected long-term rate
 of return on assets                                            10.00%             10.00%          10.00%

The funded status of the Company's domestic and international plans, along with the reconciliation to amounts reported in the consolidated balance sheets, were as follows:

                                                     December 31, 1994                    December 31, 1993
                                                --------------------------           -------------------------
                                                Assets            Accum.             Assets           Accum.
                                                Exceed            Benefits           Exceed           Benefits
                                                Accum.            Exceed             Accum.           Exceed
(in thousands)                                  Benefits          Assets             Benefits         Assets
- -----------------------------------------------------------------------------------------------------------------
Accumulated
 benefit obligations                           $ 54,682          $ 12,548           $ 55,637         $ 12,594
                                               ========          ========           ========         ========

Vested benefit obligations                     $ 50,462          $ 12,501           $ 51,479         $ 11,805
                                               ========          ========           ========         ========

Plan assets at fair value                        60,720               119             64,417              269
Projected benefit obligations                   (59,187)          (12,856)           (59,645)         (14,374)
                                               --------          --------           --------         --------

Assets over (under) projected
 benefit obligation                               1,533           (12,737)             4,772          (14,105)

Unrecognized net (assets)
 liabilities                                     (5,173)              959             (5,715)           1,118

Unrecognized net (gain) loss                     12,843             1,089             10,757            3,252

Unrecognized prior service cost                     761                 -                777            3,940

Adjustment required to
 recognize minimum liability                          -            (5,172)                 -           (6,530)
                                               --------          --------           --------         --------

Prepaid pension cost
 (liability)                                   $  9,964          $(15,861)          $ 10,591         $(12,325)
                                               ========          ========           ========         ========


    The plans' assets consist primarily of listed common stocks, corporate and government bonds, real estate investments, and cash and cash equivalents. The plans' assets included 29,175 and 28,883 shares of the Company's Class A Common Stock and 59,334 and 52,115 shares of the Company's Class B Common Stock as of December 31, 1994 and 1993, respectively.

    In addition to providing pension benefits, the Company provides certain health care and life insurance benefits for certain retired employees. A small percent of the Company's employees become eligible for these benefits paid by the Company if they reach retirement age while working for the Company. For 1994, 1993, and 1992, premiums approximated $20,000 annually. Most of the Company's salaried employees are eligible for medical benefits at retirement by paying the full cost of the benefits.

    The Company adopted FASB Statement No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" in 1993. Adoption had no effect on the financial statements.

(13)  EMPLOYEE STOCK OWNERSHIP PLANS:

    The Company maintains two employee stock ownership plans: a leveraged ESOP and a non-leveraged ESOP.

    Under the strategic business plan announced on February 15, 1995, divisions representing a majority of ESOP participants have been discontinued. As such, the Company elected to allocate all remaining shares as of December 31, 1994 for the leveraged ESOP. The Company's financial statements reflect the compensation expense related to all shares.

    The leveraged ESOP holds a $20 million note that is guaranteed by the Company and bears interest at the rate provided for in the amended Override Agreement. The balance outstanding as of December 31, 1994 is $6.2 million and is expected to be fully paid in 1995 through the amortization required in the Override Agreement. The leveraged ESOP used the proceeds from the note to purchase 756,195 Class B shares. Contributions to fund the interest requirements of the loan are reflected as interest expense in the accompanying consolidated statements of income, approximately $545,000 in 1994, $365,000 in 1993 and 290,000 in 1992 (net of dividends of approximately $328,000 in 1993 and $374,000 in 1992).  During 1993, the
    Company elected to prospectively account for the leveraged ESOP under the provisions of Statement of Position 93-6, "Employers Accounting for Employee Stock Ownership Plans." This election allows the Company to measure compensation expense based on the market value of the shares on the date of allocation.

    The non-leveraged ESOP was established in 1989 by the transfer of surplus assets from a terminated benefit plan. The transferred funds were used to purchase 1,124,682 Class A and 440,796 Class B shares. Compensation expense is based on the fair market value of the shares on the date of allocation. To the extent the amount available for income tax benefits exceeds the amount recognized as compensation expense, the additional tax benefits are credited to additional paid-in-capital. During 1994, $6.0 million was credited to additional paid-in-capital. Dividends on unallocated shares are charged to expense.

    Compensation expense associated with the allocation of plan shares is as follows:

                 (in thousands)                       1994            1993           1992
                 -------------------------------------------------------------------------
                 Leveraged ESOP                      $1,739          $1,288         $2,500
                 Non-leveraged ESOP                   3,614           2,708          3,311
                 Dividends                                -             486            501
                                                     ------          ------         ------
                                                     $5,353          $4,482         $6,312
                                                     ======          ======         ======

     The Company also maintains the Figgie International Inc. Stock Bonus Trust and Plan (the Stock Plan). Under this Plan, shares of the Company's
     Class B Common Stock are allocated to eligible employee accounts each December 31 based on salary. The Company did not make contributions to this plan in 1994, 1993, or 1992. The Stock Plan held 291,729 and 378,402 shares of the Company's Class B Common Stock as of December 31, 1994 and 1993, respectively.

(14)  CAPITAL STOCK:

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


(15) RESTRICTED STOCK PURCHASE PLAN:

     Under the 1993 Restricted Stock Purchase Plan for Employees (the "1993 Employee Plan"), up to 800,000 shares each of either Class A or Class B Common Stock were authorized for possible issuance and executive officers and other key employees have been granted the right to purchase shares of Common Stock at prices substantially below market value. The purchase of Class A and Class B Common Stock under this plan entitles the employee to full voting and dividend rights, but the shares cannot be sold, transferred, or pledged, and the certificates representing the shares are retained in the custody of the Company. At the earliest of retirement, death, or total disability of the employee, or termination of the plan, these restrictions on transferring, pledging, or selling the shares expire, and the employee or heirs take unrestricted custody of the stock. In the event the employee leaves the Company prior to any of these occurrences, the Company can repurchase the shares (or, in the case of retirement, a portion of the shares) at the lower of the original purchase price paid by the employee or the then prevailing market price. At December 31, 1994, 346,385 shares of Class A Common Stock and 16,753 shares of Class B Common Stock, respectively, subject to the above restrictions, were outstanding under the 1993 Employee Plan.

     Under the 1993 Restricted Stock Purchase Plan for Directors (the "1993 Director Plan"), up to 75,000 shares of Class B Common Stock were authorized for possible issuance and certain Directors of the Company have been granted the right to purchase shares of Class B Common Stock at prices substantially below market value. The 1993 Director Plan contains restrictions and other provisions similar to those of the 1993 Employee Plan. At December 31, 1994, 30,000 shares of Class B Common Stock, subject to the above restrictions, were outstanding under the 1993 Director Plan.

     The Company's 1988 Restricted Stock Purchase Plan for Employees and 1988 Restricted Stock Purchase Plan for Directors, which was similar in its terms and conditions to the 1993 Employee Plan and 1993 Director Plan, were terminated on December 31, 1992 and June 30, 1993, respectively.

     The excess of market price over purchase price at date of grant for the
     1993 Directors Plan and the 1993 Employees Plan, $.6 million and $8.9 million respectively, is deferred as Unearned Compensation and is being amortized as compensation expense.  Unamortized amounts (unearned compensation) are shown as a reduction of stockholders' equity.  The following amounts were amortized to expense:
                                                                         (in thousands)
                                                              1994            1993          1992
                                                             ------          ------        ------
       1993 Employee Plan                                    $  245          $  885        $    -
       1993 Director Plan                                       193              64             -
       1988 Employee Plan                                         -               -         4,690
       1988 Director Plan                                         -             126           245
                                                             ------          ------        ------
         Total                                               $  438          $1,075        $4,935
                                                             ======          ======        ======

(16) STOCK OPTIONS:

In 1994, the shareholders approved a stock option plan (the "Plan") under which the options and/or stock appreciation rights may be granted to key employees to purchase common stock at prices not less than the fair market value at the time of grant options vest over a three-year period from the date of grant. The Plan calls for up to an aggregate of 1,500,000 shares of Class A common stock to be available for issuance upon the exercise of options and stock appreciation rights, which may be granted over a ten-year period ending October 19, 2004. No options or rights had been granted as of December 31, 1994. Subsequent to December 31, 1994, 706,500 options were granted pursuant to the Plan.

(17)  INDUSTRY SEGMENT DATA:

The Company's operations are conducted through three reportable business segments. These segments are described in Part I, Item 1 on pages 2 and 3 of this Form 10-K.

Page 8 contains a summary of certain financial data for each business segment for 1994, 1993 and 1992. Information concerning the content of this financial data is as follows: Intersegment and foreign sales are immaterial. Operating profit is total revenue less operating expenses (cost of sales, SG&A expense and R&D expense). Operating profit does not include restructuring and refinancing costs, change in accounting estimate expense, interest expense, interest income, or federal and state income taxes. Identifiable assets are those assets used in the Company's operation for each segment. Corporate assets are principally cash, property and other assets.

(18)  CHANGE IN ACCOUNTING ESTIMATE:

In connection with its factory automation project, the Company incurred significant costs, including machinery and equipment, software, and outside consulting fees. These project costs historically were deferred and amortized over future periods commencing at the time the equipment was placed into service. A number of factors arose in 1993 which changed management's estimate of the period of future benefit. These factors included deteriorating operating results, cash flow and financing difficulties. As a result, the Company adopted a change in accounting by expensing all project costs, other than machinery and equipment, as incurred. As required by generally accepted accounting principles, the accounting change, amounting to an after tax charge approximating $50 million ($77 million pre-tax) or $2.80 per share, was recorded as a change in estimate and recorded in the results of operations for the fourth quarter of 1993. The charge of $33.9 million was associated with the continuing operations and $43.4 million was associated with businesses discontinued in 1994 and included in the $103.3 million loss on discontinued businesses.

                                               QUARTERLY FINANCIAL DATA (UNAUDITED)
                                               ------------------------------------

                     This information is required by the Securities and Exchange Commission and is unaudited.

                                          First                 Second            Third          Fourth
                                         Quarter                Quarter          Quarter         Quarter
                                        --------                -------         --------        ---------
                                                        (in thousands except for per share data)
- -----------------------------------------------------------------------------------------------------------------
1994 RESTATED (SEE NOTE A):
- --------------------------
   Net sales                            $ 73,111               $ 80,030         $  79,792       $  86,487   NOTE
   Gross profit                           16,725                 18,871            18,324          18,246   C
   Net income (loss):
     Continuing Operations               (16,253)               (10,068)          (10,848)        (48,078)
     Discontinued operations              (4,084)                (7,803)           (4,995)        (64,601)
                                        --------                -------         ---------       ---------
     Net (loss)                         $(20,337)              $(17,871)        $ (15,843)      $(112,679)
                                        ========                =======         =========       =========
   Earnings (loss) per share:
     Continuing operations              $  (0.91)              $  (0.56)        $   (0.61)      $   (2.74)
     Discontinued operations               (0.23)                 (0.44)            (0.28)          (3.68)
                                        --------                -------         ---------       ---------
     Net income (loss)                  $  (1.14)              $  (1.00)        $   (0.89)      $   (6.42)
                                        ========                =======         =========       =========

- -----------------------------------------------------------------------------------------------------------------
1993 RESTATED (SEE NOTE A):
- --------------------------
   Net sales                            $ 66,374               $ 79,394         $ 67,292        $  74,093   NOTE
   Gross profit                           17,610                 23,443            5,533           16,312   B
   Net income (loss):
     Continuing operations                (3,558)                (1,667)         (11,076)         (66,044)
     Discontinued operations               7,372                  2,172           (7,773)        (105,040)
     Cumulative effect of change in
       accounting for income taxes         5,839                      -                -                -
                                        --------                -------         --------        ---------
     Net income (loss)                  $  9,653                $   505         $(18,849)       $(171,084)
                                        ========                =======         ========        =========
   Earnings (loss) per share:
     Continuing operations              $  (0.20)               $ (0.09)        $  (0.62)       $   (3.67)
     Discontinued operations                0.42                   0.12            (0.43)           (5.85)
     Cumulative effect of change in
       accounting for income taxes          0.33                      -                -                -
                                        --------                -------         --------        ---------
     Net income (loss)                  $   0.55                $  0.03         $  (1.05)       $   (9.52)
                                        ========                =======         ========        =========

NOTE A:        The previously reported quarters have been restated to reflect
- ------         certain businesses as discontinued operations.

NOTE B:        Fourth quarter 1993 results from continuing operations include
- ------         certain significant charges related to (1) a change in
               accounting estimate to reflect the expensing of certain deferred costs associated with the Company's factory automation program of approximately $22 million or $1.22 per share, (2) a restructuring charge of approximately $11 million or $0.61 per share associated with closing and consolidating facilities and provisions for losses on sales of surplus real estate, (3) approximately $9 million or $.50 per share related to the writeoff of product development costs, and (4) approximately $8 million or $.48 per share related to litigation reserves.

NOTE C:        Fourth quarter 1994 results from continuing operations included
- ------         a $15.3 million or $0.87 per share charge for the revaluation of certain assets.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None
                                    PART III
                                    --------

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

                                    PART IV
                                    -------


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
          REPORTS ON FORM 8-K

          (a)    FINANCIAL STATEMENTS, SCHEDULES, AND EXHIBITS:                Page
                                                                                No.
                                                                               ----
                 1.  FINANCIAL STATEMENTS
                     Included in Part II of this report:

                     Report of Independent Public Accountants                   23

                     Consolidated Statements of Income
                     for the Years Ended December 31, 1994,
                     1993, and 1992                                             24

                     Consolidated Balance Sheets at December 31, 1994
                     and 1993                                                   26

                     Consolidated Statements of Stockholders' Equity
                     for the Years Ended December 31, 1994, 1993, and
                     1992                                                       28

                     Consolidated Statements of Cash Flows
                     for the Years Ended December 31, 1994, 1993, and
                     1992                                                       29

                     Notes to Consolidated Financial Statements                 30

                     Quarterly Financial Data (Unaudited)                       48


                 2.  FINANCIAL STATEMENT SCHEDULE
                     Included in Part IV of this report:


                     For the Three Years Ended December 31, 1994


                     Schedule II -              Valuation and Qualifying
                                                Accounts                        52

                 All schedules, other than those outlined above, are omitted as the information is not required or is otherwise furnished.




                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------



To the Board of Directors
and Stockholders,
Figgie International Inc.:

          We have audited in accordance with generally accepted auditing standards, the financial statements of Figgie International Inc. and Subsidiaries included in this Form 10K, and have issued our report thereon dated April 12, 1995. Our report on the financial statements includes an explanatory paragraph with respect to the Company's adoption of the provisions of SFAS No. 109 "Accounting for Income Taxes" in the first quarter of 1993 (as discussed in Note 1 to the financial statements) and to the change in the method of accounting for certain costs associated with its factory automation project in the fourth quarter of 1993 (as discussed in Note 18 to the financial statements). Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



ARTHUR ANDERSEN LLP


Cleveland, Ohio,
April 12, 1995.

                                            FIGGIE INTERNATIONAL INC. AND SUBSIDIARIES
                                                                                                                         SCHEDULE II
                                                 VALUATION AND QUALIFYING ACCOUNTS
                                                          (in thousands)


                                             Balance,                                                                     Balance,
                                            Beginning             Charged to                    Amounts                    End of
        Description                          Of Year           Costs & Expenses              Charged Off                    Year
- ---------------------------                ----------          ----------------             -------------                 --------
Allowance for uncollectible
  trade accounts receivables-

Year ending December 31, 1994                 $  184                      $263                    $  188                   $  259
                                              =======                     ====                    =======                  =======


Year ending December 31, 1993                 $  254                      $230                    $  300                   $  184
                                              =======                     ====                    =======                  =======


Year ending December 31, 1992                 $  144                      $169                    $   59                   $  254
                                              =======                     ====                    =======                  =======

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         FIGGIE INTERNATIONAL INC.
         (Company)


                                   By /s/ S.L. Siemborski
                                      -------------------------------
Date:  April 12, 1995                 S. L. Siemborski
                                      Senior Vice President and
                                      Chief Financial Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed as of April 12, 1995 by the following persons on behalf of the Company and in the capacities indicated.



By /s/ John P. Reilly
  --------------------------------
   John P. Reilly, Principal
     Executive Officer & Director



By /s/ F. J. Brinkman                   By /s/ H. Nesbit, II
  ---------------------------------        ---------------------------------
   F. J. Brinkman, Director                H. Nesbit, II, Director


By /s/ V. A. Chiarucci                  By /s/ C. B. Robertson, III
  ---------------------------------        ---------------------------------
   V. A. Chiarucci, Director               C. B. Robertson III, Director


By /s/ D. S. Coenen                     By /s/ H. B. Scott
  ---------------------------------        ---------------------------------
   D. S. Coenen, Director                  H. B. Scott, Director


By /s/ A. V. Gangnes                    By /s/ A. A. Sommer, Jr.
  ---------------------------------        ---------------------------------
   A. V. Gangnes, Director                 A. A. Sommer, Jr., Director


By /s/ J. S. Lanahan                    By /s/ S. L. Siemborski
  ---------------------------------        ---------------------------------
   J. S. Lanahan, Director                 S. L. Siemborski, Director
                                               (Principal financial and
                                               accounting officer)


By /s/ F. R. McKnight                   By /s/ W. M. Vannoy
  ---------------------------------        ---------------------------------
   F. R. McKnight, Director                W. M. Vannoy, Director

                                EXHIBIT INDEX
                                -------------


(3) (a)    The Restated Certificate of Incorporation of the
           Company, as amended, as Exhibit 19 to the Company's Quarterly Report on Form 10-Q for the quarter ending June 30, 1987, File No. 1-8591, is hereby incorporated herein by reference.

    (b) The Bylaws of the Company, as amended and restated effective December 13, 1994.

(4) Instruments defining rights of security holders, including indentures, for the following classes of securities:

    (a) Class A Common Stock, par value $.10 per share, are contained in the Restated Certificate of Incorporation, as amended, incorporated by reference in Exhibit (3) above and are incorporated herein by reference.

    (b) Class B Common Stock, par value $.10 per share, are contained in the Restated Certificate of Incorporation, as amended, and incorporated by reference in Exhibit (3) above and are incorporated herein by reference.

    (c) Indenture, dated as of October 1, 1989, between Figgie International Inc. and Continental Bank, National Association, as Trustee, with respect to the 9.875% Senior Notes due October 1, 1999, included as Exhibit (4) (c) to the Company's Annual Report on Form 10-K for the year ending December 31, 1989, is hereby incorporated herein by reference. State Street Trust succeeded Continental Bank as Trustee pursuant to an agreement dated as of February 7, 1994, which was included as Exhibit (4)(c) to the Company's Annual Report on Form 10-K for the year ending December 31, 1993, and is hereby incorporated herein by reference.

    (d) Second Supplemental Indenture, dated as of December 31, 1986, among Figgie International Inc. and Marine Midland Bank, N.A., as Trustee, with respect to the 10.375% Subordinated Debentures due April 1, 1998, included as Exhibit
           (4)(c) to the Company's Annual Report on Form 10-K for the year ending December 31, 1986, File No. 1- 8591, and the First Supplemental Indenture, dated as of July 18, 1983, among Figgie International Inc., Figgie International Holdings Inc., and Marine Midland Bank, N.A., as Trustee with respect to the 10-3/8% Subordinated Debentures due 1998, along with the Original Indenture dated as of April 1, 1978, included as Exhibit (3)(4)(f) to the Company's Form 8-B filed October 19, 1983, (File No. 1-8591) with the Commission are hereby incorporated herein by reference.

(10)(a)* The Company's Compensation Plan for Executives, included as Exhibit (3)(10)(b) to the Company's
           Form 8-B filed October 19, 1983, with the
           Commission is hereby incorporated herein by reference.

    (b)*   The description of the Company's Performance
           Incentive Bonus Program, included in the Company's definitive Proxy Statement filed May
           12, 1988, with the Commission, is hereby incorporated herein by reference.

                 (c)* The Company's Senior Executive Benefits Program, as amended, included as Exhibit (19) to the Company's Quarterly Report on Form 10-Q for the quarter ending September 30, 1988, is hereby incorporated herein by reference.

                 (d)*   The Company's 1983 Deferred Compensation
                        Agreement, included as Exhibit (3)(10)(f) to the Company's Form 8-B filed October 19, 1983, with the Commission, is hereby incorporated herein by reference.

                 (e)*   The Company's 1982 Deferred Compensation
                        Agreement, included as Exhibit 10(g) to the Company's Annual Report on Form 10-K for the year ending December 31, 1984, File No. 1-8591, is hereby incorporated herein by reference.

                 (f)* The Company's Split Dollar Life Insurance Plan, included as Exhibit 10(h) to the Company's Annual Report on Form 10-K for the year ending December 31, 1985, File No. 1-8591, is hereby incorporated herein by reference.

                 (g)* The Company's 1993 Restricted Stock Purchase Plan for Employees, included as Exhibit A to the Company's definitive Proxy Statement dated May 25, 1993 is hereby incorporated herein by reference.

                 (h)* The Company's 1993 Restricted Stock Purchase Plan for Directors, included as Exhibit B to the Company's definitive Proxy Statement dated May 25, 1993, is hereby incorporated herein by reference.

                 (i)* Employment Agreement, dated as of November 18, 1988, by and between the Company and Harry E. Figgie, Jr., included as Exhibit 10 (k) to the Company's Annual Report on Form 10-K for the year ending December 31, 1988, is hereby incorporated herein by reference.

                 (j)* Form of Agreement, dated as of May 1, 1989, among the Company and corporate officers and department heads who report to the Company's Chief Executive Officer, included as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ending March 31, 1991, is hereby incorporated herein by reference.

                 (k)* Employment agreement dated July 1, 1994, by and between the Company and Steven L. Siemborski, included as
                       Exhibit 10(b) to the Company's Quarterly Report on Form 10Q for the quarter ending September 30, 1994, is hereby incorporated by reference.

                 (l)* Override Agreement between the Company and various lenders, dated as of June 30, 1994 included as Exhibit 10(a) to the Company's Quarterly Report on Form 10Q for the quarter ending September 30, 1994, is hereby incorporated by reference.

                 (m) First Amendment dated as of December 5, 1994 to the Override Agreement dated as of June 30, 1994 between the Company and various lenders.

                 (n) Second Amendment dated as of March 31, 1995 to the Override Agreement dated as of June 30, 1994 between the Company and various lenders.

                 (o)* Employment Agreement, dated as of October 28, 1994, by and between Walter M. Vannoy and the Company.

                 (p)* Employment Agreement, dated as of January 1, 1995, by and between John P. Reilly and the Company.

     21. Subsidiaries of the Company

     23. Consent of Independent Public Accountants

     27. Financial Data Schedule

(b)  Reports on Form 8-K

          The Company filed a report on Form 8-K on December 6, 1994.


*    Management contracts or compensatory plans filed pursuant to Item 14(c).