Form 10-K/A
period 1994-12-31
FIGGIE INTERNATIONAL INC /DE/
filed 1995-05-01
CIK 720032

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                             FORM 10-K/A
                           Amendment No. 1
  (Mark One)
  {X}  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the fiscal year ended     December 31, 1994
                                  OR
  { }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the transition period from _________ to ___________

                   Commission File Number:  1-8591

                      FIGGIE INTERNATIONAL INC.

        (Exact name of registrant as specified in its charter)

         Delaware                                   52-1297376
  (State or other jurisdiction of     (I.R.S. Employer Identification No.)
   incorporation or organization)

     4420 Sherwin Road
     Willoughby, Ohio                                   44904
  (Address of principal executive offices)             (Zip Code)

  Registrant's telephone number, including area code (216) 953-2700

      Securities registered pursuant to Section 12(b) of the Act:

  Title of each class          Name of each exchange on which registered

10-3/8% Subordinated Debentures       Pacific Stock Exchange Inc.


      Securities registered pursuant to Section 12(g) of the Act:
           Class A Common Stock, par value $.10 per share
                          Title of class

          Class B Common Stock, par value $.10 per share
                         Title of class

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes {X} No { }

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. {X}

  State the aggregate market value of the voting stock held by nonaffiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. (See the definition of affiliate in Rule 405.)
        At 4/10/95               $150,108,773


  Indicate the number of shares outstanding of each of the
  registrant's classes of common stock, as of the latest
  practicable date.
  _________________________________________________________________
Class A Common Stock, Par Value $0.10 Per share
        (13,670,916 shares outstanding as of 4/10/95)

Class B Common Stock, Par Value $0.10 Per share
        (4,724,869 shares outstanding as of 4/10/95)

                      FIGGIE INTERNATIONAL INC.



            Figgie International Inc., the registrant, hereby amends the following items of its Annual Report on Form 10-K for 1994 as set forth in the pages attached hereto:


       Items 10, 11, 12, 13

  Item 10.  Directors and Executive Officers of the Registrant


            (a)  Identification of Directors


                                                  Three  Year  Term
                                       Served as  Expires at Annual
                                       Director   Meeting of
      Name and Principal Occupation    Since      Stockholders in

  FRED J. BRINKMAN, age 66                    1992        1995
  Consultant; former Partner, Arthur
  Andersen LLP, public accountants,
  Senior Partner, Asia - Pacific area
  from 1978 to 1989 and Managing
  Partner of the firm's Washington,
  D.C.  office from 1981 to 1987;
  Director, Washington Gas Light Co.
  and Charles E. Smith Residential
  Realty Inc.

  VINCENT A. CHIARUCCI, age 65                1989        1995
  Retired; former President and Chief
  Operating Officer of Figgie
  International Inc., 1989 to 1995;
  Group Vice President of Figgie
  International Inc.'s Safety Products
  Distribution Group from 1988 to
  1989; Business Consultant
  (self-employed) from 1986 to 1988;
  Director, Community Mutual Insurance
  Company.

  DALE S. COENEN, age 66(1)
  President and Director, Coenen &            1964        1995
  Co., Inc., investments; Chairman of
  the Board and President,
  Trans-Industries, Inc., manufacturer
  of electronic information systems,
  environmental systems and mechanical
  assemblies; Director, The
  Clark-Reliance Corporation.

  (1)  See discussion under the caption "CERTAIN TRANSACTIONS."

                                                  Three  Year  Term
                                       Served as  Expires at Annual
                                       Director   Meeting of
      Name and Principal Occupation    Since      Stockholders in


  JOHN P. REILLY, age 51                      1995        1995
  Chief Executive Officer, Figgie
  International Inc., since January 4,
  1995; President, Figgie
  International Inc., since February
  1, 1995; former President and Chief
  Operating Officer, Brunswick
  Corporation, 1993-1994; former
  President and Chief Executive
  Officer, Tenneco Automotive, 1987-
  1993; Director, Trinova Corporation;
  Director, Atwood Industries;
  Director, Barat College.

  HAROLD B. SCOTT, age 77                     1974        1995
  Retired; Director, Key Trust N.A.;
  Chairman of the Board and Chief
  Executive Officer, Harold B. Scott,
  Inc.; former Chairman of the Board,
  Syracuse Supply Co.; former Chairman
  of the Board, Givaudan Corp.; former
  President and Chief Executive
  Officer, U.S.-U.S.S.R. Trade and
  Economic Council, Inc.; former
  Assistant Secretary, U.S. Department
  of Commerce.

  ALFRED V. GANGNES, age 74                   1972        1996
  Retired; former President, Figgie
  International Inc.; former Director,
  Evaluation Research Corporation.

  JOHN S. LANAHAN, age 72                     1985        1996
  Consultant; former Senior Vice
  President-Commercial, Chessie System
  Railroads; former President and
  Managing Director, the Greenbrier
  Resort Hotel.

  F. RUSH McKNIGHT, age 65(1)                 1985        1996
  Partner, Calfee, Halter & Griswold,
  Cleveland, Ohio, law firm; Managing
  Partner from 1985 to 1991.

  (1)  See discussion under the caption "CERTAIN TRANSACTIONS."

                                                  Three  Year  Term
                                       Served as  Expires at Annual
                                       Director   Meeting of
      Name and Principal Occupation    Since      Stockholders in

  HARRISON NESBIT, II, age 68                 1969        1996
  Retired; Chairman and
  Director, Godine, Nesbit, McCabe &
  Co., an insurance brokerage firm, from
  1987 to 1993; former General Agent,
  State of Virginia, Massachusetts Mutual
  Life Insurance Co.; Director, St. George
  Metals, Inc.; Director, O-Three
  Limited.

  C.B. ROBERTSON, III, age 60                 1986        1997
  President, CBR Associates, Inc.,
  real estate development.

  STEVEN L. SIEMBORSKI, age 40                1994        1997
  Senior Vice President and Chief
  Financial Officer, Figgie
  International Inc., since July 1,
  1994; former Partner, Ernst & Young;
  Certified Public Accountant.

  A.A. SOMMER, JR., age 71                    1986        1997
  Counsel, Morgan, Lewis & Bockius,
  Washington, D.C., law firm, since
  October 1, 1994; former Partner,
  Morgan, Lewis & Bockius, 1979-1994;
  Chairman, Public Oversight Board of
  the American Institute of Certified
  Public Accountants; Vice Chairman,
  Board of Governors, National
  Association of Securities Dealers.

  WALTER M. VANNOY, age 67
  Chairman of the Board, Figgie               1981        1997
  International Inc., since May 18,
  1994; former Chief Executive
  Officer, Figgie International Inc.,
  1994-1995; former Vice Chairman of
  the Board, Figgie International
  Inc., February 1994 - May 1994;
  President, Vannoy Enterprises;
  Director, Illinois Power Company;
  Director, ChemPower, Inc.; former
  Vice Chairman, McDermott
  International Inc.; former President
  and Chief Operating Officer, Babcock
  & Wilcox.

            (b)  Identification of Executive Officers

            Information with respect to the Executive Officers of the Corporation is set forth under the caption "Executive Officers of the Registrant" contained in Part I, Item 1 of the Corporation's 1994 Form
  10-K, which information is incorporated herein by reference.

  Item 11.  Executive Compensation

                       DIRECTORS' COMPENSATION

            The Directors, except for those who are also employees of the Corporation, receive an annual stipend of $20,000. In addition, the non-employee members of the Finance & Executive Committee receive $9,000 per year and members of the remaining committees other than the Stock Option Committee receive $6,000 per year. The non-employee chairmen of committees receive an additional $1,000 per year for each chairmanship held except for the Chairman of the Stock Option Committee.

            The Corporation has agreed to pay a death benefit, in the amount of $200,000 to the estate of each Director, other than a director who is also an employee, upon his death. This benefit is provided to a Director while in office and after retirement if he has served five (5) years. The benefit is payable from the general assets of the Corporation and the Corporation has insured this liability by purchasing life insurance policies on the lives of the eligible Directors.

            The Board of Directors and committee members also receive travel and lodging expenses in connection with their attendance at Board and committee meetings.

                        EXECUTIVE COMPENSATION

  Summary of Compensation

       The following table shows information concerning the annual and long-term compensation earned during the last three fiscal years by the Corporation's Chief Executive Officer as of December 31, 1994, each of the four other most highly compensated executives of the Corporation, and Harry E. Figgie, Jr., who resigned as Chief Executive Officer on May 18, 1994.


                                                      SUMMARY COMPENSATION TABLE



                                                                                 Long Term
                                                                                Compensation
                                                                                  Awards
                                                    Annual Compensation

Name and                                                     Other                Restricted
Principal                                                    Annual               Stock            All Other
Position                   Year     Salary      Bonus(1)     Compensation(2)      Award(s) (3)     Compensation(4)

Walter M. Vannoy (5)       1994   $333,333            0             $ 62,599        $1,039,563      $ 61,694
Chairman and CEO

Vincent Chiarucci          1994    394,375            0                                      -        43,097
President                  1993    371,875            0                              1,434,825        47,838
                           1992    331,250     $332,050                                      -        39,187

L. A. Harthun              1994    229,166            0                                      -        18,520
Senior Vice President      1993    219,000            0                                277,405        23,026
International, General Counsel
and Secretary              1992    207,333      189,856                                      -        26,723

Steven L. Siemborski (6)   1994    175,000       25,000                                248,438        60,363
Senior Vice President and
Chief Financial Officer


Charles C. Rieger, Jr.     1994    168,000            0                                      -        16,191
Senior Vice President      1993    161,000            0                                      -        19,210
                           1992    156,667       50,000                                      -        20,751


Harry E. Figgie, Jr.       1994    293,769            0               68,381                 -       521,618
Former Chairman and CEO    1993    775,000            0              118,861         2,539,087       644,541
                           1992    695,000      663,692               92,758                 -       957,662






    (1)     (a)  Includes, except with respect to Mr. Siemborski, the full amount of the discretionary component of the bonus awarded with respect to the applicable fiscal year, although only one quarter of that bonus is paid in the year it is declared and the remaining three quarters of that bonus are paid in equal installments in each of the three years after the discretionary bonus is declared if the executive continues to be employed by the Corporation or if the termination of employment is due to death, disability or retirement.  In cases of termination for any other reason, the Compensation
            Committee has sole discretion to determine whether the remaining bonus installments will be paid.

            (b)  Mr. Siemborski earned a $25,000 incentive bonus pursuant to the terms of his employment agreement discussed in the section entitled "Employment and Severance Agreements."

    (2)     (a)  The amount indicated represents Mr. Vannoy's use of a company car ($9,735) and Mr. Vannoy's moving expenses ($52,864).

            (b)  The amounts indicated represent the incremental cost to the Corporation of expenses associated with Mr. Figgie's use of a company car ($47,632, $46,971 and $34,653, in 1994, 1993 and 1992, respectively), aircraft ($8,558, $19,078 and $26,354, in 1994, 1993 and 1992, respectively) and club dues ($12,195,
            $39,753 and $31,751, in 1994, 1993 and 1992, respectively), and, for 1993, $13,059 relating to an interest free loan provided to Mr. Figgie at the time the restrictions on the restricted stock issued under the 1988 Restricted Stock Purchase Plan for Employees (the "1988 Restricted Stock Plan") were terminated in December 1992.

    (3)     The transfer and pledge restrictions on the restricted shares reflected in the table with respect to
            1994 and 1993 are scheduled to lapse upon the termination of the Restricted Stock Plan on July 1,
            1998 under the terms of the plan.  As of December 31, 1994, the aggregate number and the value of the shares (less the purchase price paid by the executive) of restricted stock held by the executives were as follows: Mr. Vannoy, 98,744 shares of Class A Common Stock and 16,753 shares of Class B
            Common Stock having a market value (less purchase price) of $594,016; Mr. Chiarucci, 91,000 shares of
            Class A Common Stock having a market value (less purchase price) of $466,888; Mr. Harthun, 17,613 shares of Class A Common Stock having a market value (less purchase price) of $90,267;
            Mr. Siemborski, 37,500 shares of Class A Common Stock having a market value (less purchase price) of
            $192,188; Mr. Rieger, 17,613 shares of Class A Common Stock having a market value (less purchase price) of $90,267; Mr. Figgie, 5,645 shares of Class A Common Stock and 10,000 shares of Class B
            Common Stock having a market value (less purchase price) of $81,431.

    (4)     (a)  Includes the rating payment paid by the Corporation on a split-dollar insurance policy for the benefit of Mr. Figgie and the discounted value of the benefit to each of the Executive Officers named in the Summary Compensation Table (the "named executive officers") of the premium paid by the
            Corporation during 1994 for one or more split-dollar insurance policies under which the executive receives an interest in the cash surrender value of the policy at the time when the ownership of the policy is split between the executive and the Corporation, which then becomes the beneficiary of a policy on the executive's life with a cash surrender value equivalent to the Corporation's premium payments.  The Executive Officers paid a portion of the premium based upon a rate for term life insurance.  The amounts reflected in the table for split-dollar insurance are as follows:
            Mr. Vannoy -- $41,387; Mr. Chiarucci -- $39,540; Mr. Harthun -- $13,446; Mr. Siemborski -- $8,203;
            Mr. Rieger -- $11,777; and Mr. Figgie -- $113,916.

            (b)  Includes the monthly payments made by the Corporation to Mr. Figgie for 1994 in the aggregate amount of $407,702 under the Corporation's Senior Executive Benefits Program.  The program formerly provided retirement and other benefits prior to retirement in the event that a person remained an employee of the Corporation after the normal retirement date of age 65 (or, in certain circumstances, age 62).

            (c)  Includes the allocations for 1994 of equivalent shares of Class A Common Stock or Class B Common
            Stock under the Figgie International Inc. Stock Ownership Trust and Plan (the "ESOP"), the ESOP for







            Salaried Employees and the Figgie International Inc. Stock Bonus Trust and Plan (the "Stock Bonus
            Plan").  The dollar values as of December 31, 1994 of the allocations for each of the named executive officers of the Corporation are as follows: Mr. Vannoy -- $3,557; Mr. Chiarucci -- $3,557; Mr.
            Harthun -- $5,074; Mr. Siemborski -- $2,160; and Mr. Rieger -- $4,414.

            (d)  Includes fees paid to Mr. Vannoy in the amount of $16,750 for services as a director of the
            Corporation.

            (e)  Includes $50,000 paid to Mr. Siemborski pursuant to the terms of his employment agreement.  See the section entitled "Employment and Severance Agreements."

    (5)     Mr. Vannoy became CEO of the Corporation on May 18, 1994 and Vice Chairman of the Corporation on
            February 16, 1994.  He was not employed by the Corporation as an officer prior to 1994.

    (6)     Mr. Siemborski became Senior Vice President and Chief Financial Officer of the Corporation effective
            July 1, 1994.  He was not employed by the Corporation prior to 1994.

                                              RETIREMENT PLANS

  Retirement Income Plan II

       All of the Executive Officers of the Corporation are currently accruing retirement income credits under, or will accrue them upon their satisfaction of the eligibility requirements set forth in, the Salaried Employee Retirement Income Provisions of the Figgie International Inc. Retirement Income Plan II (the "Salaried Provisions"), a defined benefit pension plan. The Salaried Provisions cover the salaried employees of the Corporation except employees of certain non-participating divisions and subsidiaries. Directors who are not employees are not entitled to receive retirement benefits under the Retirement Income Plan II.

       In general, the Salaried Provisions, as adopted effective July 31, 1993, provide that salaried employees accrue dollar units of retirement income credits for each calendar year of participation in the Salaried Provisions on the basis of their "Annual Pensionable Earnings." To receive full benefits under the Salaried Provisions, employees must contribute 2% of their "Annual Pensionable Earnings" over their "Covered Compensation." The following sets forth the percentage Annual Pensionable Earnings which is accrued as a Retirement Income Credit under the Salaried Provision:

                                       Annual Pensionable Earnings (1)
                                         0-100% of     Over 100% of
                                         Covered       Covered
                                         Compensation  Compensation
                                              (2)         (2)
 Retirement Income Credit                    0.7%        1.2%

  (1) "Annual Pensionable Earnings" includes cash salaries and bonuses received by the participant but excludes any such earnings in excess of $150,000 for calendar year 1995 and $150,000 thereafter (plus any increase for cost-of-living as shall be prescribed by the Secretary of the Treasury pursuant to Sections 401(a)(17) and 415(d) of the Internal Revenue Code).

  (2) "Covered Compensation" means the average of the contributions and benefit bases in effect under Section 230 of the Social Security Act for each such calendar year in the 35 calendar years ending immediately prior to each calendar year. For calendar year 1995, Covered Compensation will equal $24,312.

       Generally, any salaried employee of the Corporation except employees of certain nonparticipating divisions and subsidiaries is eligible to participate in the Salaried Provisions after the earlier of the completion of one year of service or attainment of age 40. A participant becomes vested in the Salaried Provisions five years after the participant's hire date. Upon reaching normal retirement at age 65, each participant is generally entitled to receive an annual retirement benefit for life equal to the total of the retirement income credits accrued by him during his period of participation. Such benefit is not subject to any deduction for Social Security benefits. A reduced annual retirement income benefit may be payable to a retired employee under other actuarially equivalent forms of pay-out provided for in the Salaried Provisions. The Salaried Provisions also contain provisions for early retirement and preretirement death benefits payable to spouses and dependent children of certain deceased participants. During 1993, certain employees of the Corporation and its subsidiaries accrued retirement benefits under separate retirement plans of the Corporation which cover employees of its divisions or subsidiaries which are not or were not at the time participating under the Salaried Provisions or a prior plan which was terminated on November 21, 1988 (the "Prior Plan").

       As of December 31, 1994, the annual benefits payable upon retirement under the Salaried Provisions, including accrued benefits from the Prior Plan, to the individuals named in the Summary Compensation Table are stated below. In determining such benefits, the executives' earnings were estimated through 1995 and were assumed not to exceed $150,000 after 1995. Covered Compensation ($24,312 for 1995) was assumed not to increase after 1995, the maximum allowable employer-funded benefit under the Internal Revenue Code (which is the greater of $118,800 or the accrued benefit as of December 31, 1982) was assumed to continue to retirement and executives were assumed to continue working until at least age 65 and to be fully vested. Based upon the preceding assumptions, the annual benefits payable to such persons including benefits payable as a result of voluntary contributions and the accrued benefits from the Prior Plan are as follows: Mr. Vannoy -- $133; Mr. Chiarucci -- $13,704; Mr. Harthun -- $99,770; Mr. Siemborski -- $42,219; Mr. Rieger -- $44,118; and Mr. Figgie -- $130,590.

  Senior Executive Benefits Program

       The following plan table shows the annual benefits upon retirement at age 65 in 1994 for various combinations of compensation and lengths of service which may be payable under the Corporation's Senior Executive Benefits Program (the "SEBP") to the named executive officers. These amounts are paid in addition to the amounts payable under the Corporation's Salaried Provisions discussed above.

                                                  PENSION PLAN TABLE




                                             Annual Benefit for Years
Remuner-                                   of Credited Service Shown(1)
ation(2)
                 10 Years       15 Years        20 Years        25 Years        30 Years       35 Years


$125,000        $ 15,800        $ 38,991       $ 32,099        $ 25,207        $ 18,314        $ 11,423
 150,000          26,634          50,741         42,349          33,957          25,565          17,173

 175,000          37,667          66,991         58,599          50,207          41,815          33,423
 200,000          48,301          83,241         74,849          66,457          58,065          49,673

 225,000          59,134          99,491         91,099          82,707          74,315          65,923

 250,000          69,967         115,741        107,349          98,957          90,565          82,173
 300,000          91,634         148,241        139,849         131,457         123,065         114,673

 400,000         134,967         213,241        204,849         196,457         188,065         179,673
 450,000         156,634         245,741        237,349         228,957         220,565         212,173

 500,000         178,300         278,241        269,849         261,457         253,065         244,673

    (1)     Annual benefits are computed on the basis of 100% joint and survivor benefit.  The annual benefits reflected in the table constitute 65% of final covered remuneration, less assumed social security benefits of $21,582 and less assumed amounts of benefits payable under the Salaried Provisions.  The benefits under the Salaried Provisions have been calculated based upon the assumptions that the amount of Covered Compensation, as defined in the Salaried Provisions, remains fixed and the amount of Annual Pensionable Earnings, as defined in the Salaried Provisions, is limited to amounts that do not exceed $150,000.  (See the description of the Salaried Provisions set forth above.) The annual benefits will be increased by 10% of the final covered remuneration for a participant in the SEBP as of February 18, 1987 or a person hired prior to February 18, 1987 who completes 20 years of service.
            The annual benefits will be reduced by any retirement or deferred compensation plans of other employers.

    (2)     Consists of base salary and the installment payments that have been received by an executive under the discretionary bonus component of the Corporation's incentive bonus arrangements.

       As of December 31, 1994, the credit years of service for the 6 individuals named in the Summary Compensation Table are as follows: Walter M. Vannoy, 1 year; Vincent A. Chiarucci, 7 years;
  L. A. Harthun, 29 years; Steven L. Siemborski, 0 years; Charles
  C. Rieger, Jr., 12 years; and Harry E. Figgie, Jr., 30 years. Harry E. Figgie, Jr. is not accruing any additional benefits under the SEBP since his resignation from the Corporation.

                 EMPLOYMENT AND SEVERANCE AGREEMENTS

       The Corporation entered into an employment agreement dated November 18, 1988 (the "Employment Agreement") with Harry
  E. Figgie, Jr., the former Chairman of the Board and former Chief Executive Officer of the Corporation. As noted above, Mr. Figgie resigned from both of his positions on May 18, 1994. The Employment Agreement, which was in effect during 1994, provided for Mr. Figgie's employment through December 31, 1995, at an annual base salary of at least $500,000. Mr. Figgie had the option under certain circumstances of extending his employment arrangement for an additional 3 years to December 31, 1998. In addition to his base salary, Mr. Figgie was entitled to receive both a discretionary bonus, which could not be less than 60% of his base salary for the fiscal year to which such bonus relates, and a formula-based bonus, and to participate in other benefit plans provided by the Corporation. Pursuant to the terms of the Employment Agreement, Mr. Figgie purchased 72,812 shares of
  Class A Common Stock and 27,188 shares of Class B Common Stock at a price of $1.00 per share pursuant to the 1988 Restricted Stock Plan as a sign-on bonus. Those shares were forfeitable under the terms of the 1988 Restricted Stock Plan until its termination in December 1992. The Employment Agreement also provided that the Corporation could terminate the employment of Mr. Figgie for cause or upon his disability (as defined) and that Mr. Figgie could terminate his employment for good reason (as defined, including actions by the Corporation resulting in a diminution of his position, authority, duties or responsibilities). The Employment Agreement provided that if Mr. Figgie elected to terminate his employment for good reason or his employment was terminated by the Corporation other than for cause, he would be entitled to receive an amount equal to (i) his base salary, discretionary bonus and formula-based bonus for the remaining term of the employment period, (ii) any unpaid bonuses previously awarded for years prior to such termination year,
  (iii) any other benefits provided under the Corporation's plans, programs and practices, and (iv) those amounts otherwise payable under his consulting arrangement (see discussion below).
  Further, the Employment Agreement provided that in the event
  Mr. Figgie's employment was terminated by the Corporation for cause or by Mr. Figgie other than for good reason, or in the event of his death or disability, Mr. Figgie (or his successor in interest) would be entitled to receive only his base salary through the date of termination, any unpaid bonuses previously awarded for years prior to such termination year and such other benefits through the date of termination as may be available at such time pursuant to the terms of governing Corporation plans, programs and practices. The Employment Agreement provided that upon completion of his term of employment under the Employment Agreement (including any extension thereof to December 31, 1998), Mr. Figgie would become a consultant to the Corporation under the terms of the Employment Agreement for an additional three-year period at 55% of his prior level of compensation. The Corporation is discussing with Mr. Figgie the resolution of various matters relating to the Employment Agreement.

       The Corporation entered into an employment agreement dated
  October 28, 1994 (the "Agreement") with Walter M. Vannoy.  Mr.
  Vannoy's Agreement provides for Mr. Vannoy's employment as Vice-Chairman of the Board of Directors between February 16, 1994 and
  May 18, 1994, as Chief Executive Officer from May 18, 1994 until such time as a new Chief Executive Officer is duly elected and takes office (the "New CEO Start Date"), and as Chairman of the Board from May 18, 1994 until 90 days after the New CEO Start
  Date. Mr. Vannoy's annual base salary under the Agreement is $400,000. In addition to his base salary, Mr. Vannoy is entitled to receive a discretionary bonus under the regular bonus programs of the Corporation, to participate in other benefit plans provided by the Corporation, and to be reimbursed for all reasonable expenses incurred while performing his duties under the Agreement. Pursuant to the Agreement, the 115,497 shares of restricted stock granted to Mr. Vannoy under the 1993 Restricted
  Stock Purchase Plan For Employees are subject to repurchase by the Corporation upon termination of Mr. Vannoy's employment with the Corporation as if he had retired. Further, the Agreement provides that in the event Mr. Vannoy's employment is terminated due to death or disability (as defined), by the Corporation without good cause (as defined), or by Mr. Vannoy for good reason
  (as defined), Mr. Vannoy (or his successor in interest) would be entitled to a pro rata portion of any bonus payable to Mr. Vannoy under the Agreement and the base salary that Mr. Vannoy would have otherwise received: (i)if employment is terminated prior to the 90th day following the New CEO Start Date, for the number of days subsequent to his termination of employment which is equal to the number of days between February 16, 1994 and his date of termination of employment; or (ii)if terminated after the 90th day following the New CEO Start Date, for the number of days between his date of termination of employment and such date which represents the number of days after the 90th day following the New CEO Start
  Date as will equal the number of days between February 16, 1994 and the 90th day following the New CEO Start Date (the
  "Separation Day"). The Agreement provides that upon completion of his term of employment under the Agreement until the Separation Day, Mr. Vannoy will continue to serve the Corporation on a part-time basis with such title, if any, as the Board of Directors deems appropriate.

       The Corporation entered into an employment Agreement dated July 1, 1994 (the "Employment Contract") with Steven L. Siemborski. The Employment Contract provides for Mr. Siemborski's employment as Senior Vice President and Chief Financial Officer of the Corporation, at an annual base salary of $350,000. In addition to his base salary, Mr. Siemborski is entitled to receive: (i) a special $50,000 transition payment, an incentive bonus of $25,000 for reducing financial consulting fees by 50% during his first four months of employment (to be paid on June 30, 1995) and an additional incentive bonus of $50,000 for reducing such financial consulting fees to zero (0) by June 30, 1995 (to be paid on June 30, 1995) during the first year of the Employment Contract; (ii) the greater of a bonus of $50,000 or the bonus payable to him with respect to the 1995 calendar year under the regular bonus programs of the Corporation during the second year of the Employment Contract; and (iii) a discretionary bonus under the regular bonus programs of the Corporation during the third and fourth years of the Employment Contract. Mr. Siemborski also received the right to purchase 150,000 shares of Figgie's Common Stock, the class to be determined by the Stock Option Committee, for one dollar ($1.00) per share in four annual increments of 37,500 shares beginning July 1, 1994 (such rights to expire if not exercised by Mr. Siemborski prior to the following November 1st), to participate in other benefit plans provided by the Corporation, and to be reimbursed for all reasonable expenses incurred while performing his duties under the Employment Contract. Further, the Employment Contract provides that in the event Mr. Siemborski's employment is terminated due to death or disability (as defined), Mr. Siemborski (or his successor in interest) would be entitled to the pro rata portion of any bonus which would have been payable during the second, third and fourth years of the Employment Contract and to his stock purchase rights under the Employment Contract. The Employment Contract also provides that in the event Mr. Siemborski's employment is terminated by the Corporation without good cause (as defined) or by Mr. Siemborski for good reason (as defined), Mr. Siemborski would be entitled to his stock purchase rights under the Employment Contract and to severance pay based upon the date of termination of his employment as follows: (i) if employment is terminated during the first year of the Employment Contract, a proportional amount of $400,000 with respect to the year of his termination and $400,000, $350,000 and $350,000 over the succeeding three years;
  (ii) if employment is terminated during the second year of the Employment Contract, a proportional amount of $400,000 with respect to the year of his termination and $350,000 and $350,000 over the next succeeding two years; or (iii) if employment is terminated during the third year of the Employment Contract, a proportional amount of $350,000 with respect to the year of his termination and $350,000 over the succeeding one year period.

       In May 1989, all corporate officers and corporate level department heads, other than Mr. Figgie, who reported to the Chief Executive Officer of the Corporation, entered into severance agreements (the "Severance Agreements") with the Corporation which become effective in the event of a change of control of the Corporation (as defined). The Severance Agreements provide compensation in the event that within 3 years of such change of control the executive is terminated other than for cause (as defined) or such employment terminates because the executive's duties, title, compensation, employee benefits or place of employment are adversely changed. In addition, if the executive terminates his employment during a period of 30 days following the end of 6 months after a change of control, the executive is entitled to severance compensation. Upon termination of employment where severance compensation is payable under the Severance Agreements, the executive is entitled to receive a payment comprised of 2 times his highest annual base salary, discretionary bonus and formula-based bonus awards through the date of his termination of employment, together with payments relating to the fair market value of any restricted stock forfeited pursuant to the terms of the related restricted stock purchase plan by such executive, all amounts payable which had previously been deferred on such executive's behalf and amounts provided under the Corporation's compensation or retirement plans to the extent such executive participated in such plan or plans at the time of such change of control. These payments are subject to reduction to the extent necessary to keep the aggregate amount of such severance compensation within the limits imposed by Section 280G of the Internal Revenue Code.

     COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

       The Management Development & Compensation Committee of the Board of Directors consists of Harrison Nesbit, II, Dale S. Coenen, Fred J. Brinkman, Alfred V. Gangnes, John P. Reilly and Walter M. Vannoy. During 1994, the same individuals other than Mr. Reilly served on that Committee as well as Harry E. Figgie, Jr., Dr. Harry E. Figgie, III and Russell W. McFall. Until his retirement from the Corporation on May 18, 1994, Harry E. Figgie, Jr. was the Chairman of the Board of the Corporation and its Chief Executive Officer and the Chairman of the Board of The Clark-Reliance Corporation. Dr. Figgie is the President of The Clark-Reliance Corporation and, until March 15, 1994, was Vice Chairman of Technology and Strategic Planning of the Corporation. Mr. Coenen is a director of The Clark-Reliance Corporation.

       The Stock Option Committee of the Board of Directors currently consists of Dale S. Coenen, A.A. Sommer, Jr. and Fred
  J. Brinkman. During 1994, the same individuals served on that Committee.

       On August 25, 1993, the Corporation made a loan to Harry
  E. Figgie, Jr. to enable him to acquire restricted shares under the Restricted Stock Plan. The loan was in the amount of $156,450, was payable on demand and bore an interest rate equal to the Bank of Boston's prime rate. The full amount of the loan was repaid in April 1994.

       Nancy Figgie, the wife of Harry E. Figgie, Jr., was Vice President of Facilities Planning of the Corporation until her resignation in February 1994; Matthew Figgie, the son of Harry
  E. Figgie, Jr., was Director of Mergers and Acquisitions, Currency Trading and Corporate Investments of the Corporation prior to his resignation in May 1994; and Dr. Harry E. Figgie, III was Vice Chairman and a Director of the Corporation until his resignation from those positions in March and May 1994, respectively. In 1994, Mrs. Figgie, Matthew Figgie and Dr. Figgie collectively received from the Corporation $388,419.

       As of October 30, 1991, the Corporation purchased $1,000,000 of 10% Convertible Subordinated Debentures due October 30, 2001 issued by Trans-Industries, Inc. The debentures provide for prepayment without premium of $142,857 per year commencing in 1995 and the additional optional prepayments at declining premiums over the same period. The debentures are convertible at any time at the option of the Corporation into common stock of Trans-Industries at $2.00 per share. Mr. Coenen is President, Chairman of the Board and a shareholder of Trans-Industries and Mr. Harry E. Figgie, Jr. is also a shareholder of Trans-Industries. The common stock of Trans-Industries is publicly traded in the over-the-counter market. The purchase was approved by the Board of Directors with Mr. Figgie and Mr. Coenen abstaining.

  Item 12.  Security Ownership of Certain Beneficial Owners and
  Management

                        PRINCIPAL STOCKHOLDERS

       The stockholders named in the following table are those which are known to the Corporation to be the beneficial owners of 5% or more of the Corporation's Class A Common Stock or Class B Common Stock. Unless otherwise indicated, the information is as of December 31, 1994. For purposes of this table, and as used elsewhere in this Form 10-K, the term "beneficial owner" means any person who, directly or indirectly, has or shares the power to vote, or to direct the voting of, a security or the power to dispose, or to direct the disposition of, a security. Except as otherwise indicated, the Corporation believes that each individual owner listed below exercises sole voting and dispositive power over his or its shares.


                                                                                  Amount and
                                                                                  Nature of
                                         Name and Address of                      Beneficial         Percent
     Title of Class                      Beneficial Owner                         Ownership          of Class
Class A Common Stock              NewSouth Capital Management, Inc.
                                  755 Crossover Lane, Suite 233
                                  Memphis, Tennessee 38117                         2,094,785(1)        15.3%

Class A Common Stock              The Goldman Sachs Group, L.P.
                                  85 Broad Street
                                  New York, NY 10004                               1,865,300(2)        13.6%

Class A Common Stock              Wellington Management Company
                                  75 State Street
                                  Boston, MA  02109                                  803,000(3)         5.9%

Class A Common Stock              First Pacific Advisors, Inc.
                                  11400 West Olympic Boulevard, Suite 1200
                                  Los Angeles, CA 90064                              755,000(4)         5.5%

Class B Common Stock              Harry E. Figgie, Jr.
                                  37001 Shaker Boulevard
                                  Hunting Valley, Ohio 44022                         759,534(5)        16.1%


    (1)     This amount, as reflected in a report on Schedule 13G dated June 3, 1994, consists of 2,007,785 shares as to which the reporting person claims sole voting power, 87,000 shares as to which the reporting person claims shared voting power and 2,094,785 shares as to which the reporting person claims sole dispositive power.








    (2)     This amount, as reflected in a report on Schedule 13G dated February 10, 1995, filed by The Goldman
            Sachs Group, L.P., Goldman Sachs & Co. and Goldman Sachs Equity Portfolios, Inc. (on behalf of
            Goldman Sachs Small Cap Equity Fund), as a group, consists of 1,865,300 shares as to which The
            Goldman Sachs Group, L.P. and Goldman Sachs & Co. claim shared voting power and shared dispositive power and 1,228,500 shares as to which Goldman Sachs Equity Portfolios, Inc. (on behalf of Goldman
            Sachs Small Cap Equity Fund) claims shared voting power and shared dispositive power.

    (3)     This amount, as reflected in a report on Schedule 13G dated February 3, 1995, consists of 565,300 shares as to which the reporting person claims shared voting power and 803,000 shares as to which the reporting person claims shared dispositive power.

    (4)     This amount, as reflected in a report on Schedule 13G dated February 13, 1995, consists of 755,000 shares as to which the reporting person claims shared voting power and shared dispositive power.

    (5)     For a description of Mr. Figgie's beneficial ownership, see the table under the caption "STOCK
            OWNERSHIP OF DIRECTORS, EXECUTIVE OFFICERS AND A FORMER EXECUTIVE OFFICER" and footnotes (5), (10)
            and (11) thereto.

                          STOCK OWNERSHIP OF
                    DIRECTORS, EXECUTIVE OFFICERS
                    AND A FORMER EXECUTIVE OFFICER

       The following table and notes thereto set forth information, as of January 17, 1995, with respect to the beneficial ownership of shares of Class A and Class B Common Stock by each Director, each Executive Officer named in the Summary Compensation Table, and Harry E. Figgie, Jr. (who resigned as Chief Executive Officer, Chairman and Director of the Corporation on May 18,
  1994) and, as a group, by the current Directors and Executive Officers of the Corporation, based upon information furnished to the Corporation by such persons.

                                 Amount of Beneficial
                           Ownership as of January 17,1995 (1)

                               Class A         Percentage      Class B       Percentage
Name of Beneficial Owner     Common Stock       of Class     Common Stock    of Class
Fred J. Brinkman                    500          *              3,000             *
Vincent A. Chiarucci             28,904(2)       *              9,050(2)          *
Dale S. Coenen                      300          *              3,000             *
Alfred V. Gangnes                22,371(3)       *             12,504(3)          *
John S. Lanahan                     358          *              6,536             *
F. Rush McKnight                  1,315(4)       *              6,503(4)(5)       *
Harrison Nesbit, II               1,005(6)       *              6,562(6)          *
John P. Reilly                   30,000          *                  0             *
C.B. Robertson, III               2,500(7)       *              9,000             *
Harold B. Scott                   7,600(8)       *              4,500             *
Steven L. Siemborski             37,866(2)       *                324(2)          *
A. A. Sommer, Jr.                 2,250          *              7,750             *
Walter M. Vannoy                100,511(2)       *             23,446(2)          *
L. A. Harthun                    19,390(2)       *              6,319(2)          *
Charles C. Rieger, Jr.           22,724(2)       *              7,089(2)          *
Harry E. Figgie, Jr.(9)         328,060(10)   2.4%            759,534(5)(11)  16.1%
All Current Directors and
  Executive Officers as a
  Group** (16 persons)          285,836(2)    2.1%            106,154(2)       2.2%


     *      Less than 1%.

    **      Does not include the beneficial ownership of Messrs. Figgie and Chiarucci who are not current Executive Officers of the Corporation.









     (1)    Except as  otherwise indicated in footnotes  (2), (3),  (8) and (11), each  Director, Executive Officer or former Executive Officer owning shares  listed or included  in this table exercises sole voting  and dispositive power over such shares.

     (2)    These amounts include  shares of  Class A and  Class B  Common Stock  held by  the ESOP,  the ESOP  for
            Salaried Employees  and the  Stock Bonus  Plan which  are subject  to certain  pass-through voting  and
            tendering  rights.    Participants  in  those  plans  are  entitled  to  instruct  the  Trustee,  on  a confidential  basis, on  how to  vote and  how to  respond to  a tender  or exchange  offer for  shares allocated to their accounts and  on how to vote and  how to respond  to a tender or exchange offer  for
            certain  of the unallocated shares.   Under the trust agreement, as amended in November 1994, allocated and unallocated  shares  for which  no  instructions  are received  can  be voted  or tendered  by  the
            Trustee.  Each  active participant is entitled  to instruct the Trustee as  to the voting or  tendering of  a portion of  the unallocated shares in the proportion  that his prior year's compensation (subject to  a  maximum  amount  of  compensation)  bears  to  the  prior  year's  compensation  of  all  active
            participants.   The  numbers of  shares of  Class A  and Class  B Common  Stock  held  by the  ESOP for
            Salaried  Employees,  the ESOP  and  the  Stock Bonus  Plan  which have  been  allocated to  the  named
            Executive Officers  and all  current Executive Officers  as a  group, including the  numbers of  shares expected to be  allocated as of December  31, 1994, are  as follows:  (1) allocated shares in  the ESOP for Salaried Employees:  Mr. Vannoy -- 195  shares of  Class A Common  Stock and 78  shares of Class  B
            Common Stock;  Mr. Chiarucci -- 1,152 shares  of Class A Common Stock and 547  shares of Class B Common
            Stock; Mr. Harthun --  1,355 shares of Class  A Common  Stock and 634 shares  of Class B Common  Stock;
            Mr. Siemborski  -- 120  shares  of  Class A  Common  Stock and  48  shares  of Class  B  Common  Stock;
            Mr. Rieger -- 1,261 shares  of Class A Common  Stock and 590 shares  of Class  B Common Stock; and  all current Executive Officers  as a  group -- 3,152  shares of Class  A Common Stock  and 1,440 shares  of
            Class B  Common Stock; (2) allocated  shares in the ESOP:  Mr. Vannoy -- 300 shares  of Class B  Common
            Stock;  Mr. Chiarucci -- 792 shares  of Class B Common  Stock; Mr. Harthun  -- 1,003  shares of Class B
            Common Stock; Mr. Siemborski -- 180 shares of Class  B Common Stock; Mr. Rieger -- 892  shares of Class
            B Common  Stock; and  all current  Executive Officers  as a  group --  2,692 shares of  Class B  Common
            Stock; and (3) allocated shares in  the Stock Bonus Plan: Mr. Chiarucci -- 16 shares of Class B  Common
            Stock; Mr.  Harthun --  4,517 shares of  Class B  Common Stock;  Mr. Rieger --  830 shares  of Class  B
            Common Stock; and  all current Executive Officers as a  group -- 5,347 shares  of Class B Common Stock.
            The numbers of  shares of Class  A and Class  B Common Stock  held by  the ESOP for  Salaried Employees which  have not been allocated and are  reflected in the table above as beneficially owned by the named executive  officers and  all current Executive  Officers as a group  are as follows:  Mr. Vannoy -- 422 shares of Class A Common Stock  and 165 shares of Class B Common Stock; Mr. Chiarucci -- 422 shares  of
            Class  A Common Stock  and 165 shares of  Class B Common  Stock; Mr. Harthun  -- 422  shares of Class A
            Common Stock  and 165 shares  of Class B Common Stock;  Mr. Siemborski -- 246 shares of  Class A Common
            Stock and 96  shares of Class B Common Stock; Mr. Rieger -- 422 shares of Class  A Common Stock and 165 shares  of Class B  Common Stock;  and all current  Executive Officers  as a  group --  1,933 shares of
            Class A Common Stock and 758 shares of Class B Common Stock.

     (3)    Mr. Gangnes  shares voting and dispositive power with respect to 22,371 shares  of Class A Common Stock and 12,504 shares of Class B Common Stock with his wife.

     (4)    These amounts  do not  include 575 shares  of Class  A Common Stock  and 575 shares  of Class B  Common
            Stock owned by Mr. McKnight's wife.

     (5)    These amounts do  not include 47,493  shares of Class  B Common  Stock held in  a trust established  by
            Mr. Figgie for a  member of  his immediate  family.   Mr. McKnight serves as  1 of 3  trustees of  such
            trust.









     (6)    These  amounts do not  include 2,405  shares of Class  A Common Stock and  47 shares of  Class B Common
            Stock owned by Mr. Nesbit's wife.

     (7)    This amount does not include 2,500 shares of Class A Common Stock owned by Mr. Robertson's wife.

     (8)    This amount includes  3,600 shares of Class  A Common Stock for which  Mr. Scott has shared voting  and dispositive power  as  a  co-trustee of  a trust  and 500  shares of  Class  A Common  Stock for  which
            Mr. Scott  has shared voting  and dispositive  power as  the custodian of  a custodial  account for his minor children.

     (9)    Harry  E. Figgie, Jr. resigned  from his  positions as  the Corporation's  Chief Executive  Officer and
            Chairman of the Board as well as a member of the Board on May 18, 1994.

    (10)    The aggregate number of  shares beneficially owned by Mr. Figgie  excludes a total of 40,401 shares  of
            Class  A Stock beneficially owned,  or that may  be deemed to be beneficially  owned, by members of Mr.
            Figgie's  immediate  family,  certain Figgie  family  trusts and  Clark-Reliance  Corporation, an  Ohio corporation  ("Clark-Reliance") of  which Mr.  Figgie was  Chairman of  the Board  and Chief  Executive
            Officer  until his resignation on  October 19, 1994  and is presently  Chairman Emeritus  of the Board.
            (As of December 28, 1994, Mr.  Figgie owned 22.7% of  the outstanding shares of common stock of  Clark-
            Reliance,  Mr. Figgie's wife owned 22.7% of  the outstanding shares of common  stock of Clark-Reliance, and each  of Mr. Figgie's  adult sons, Dr.  Harry E.  Figgie, III, Dr.  Mark P. Figgie, and  Matthew P.
            Figgie,  owned 18.2%  of the outstanding  shares of common stock  of Clark-Reliance.)   Of the excluded
            shares: (i) 37,844 shares  of Class A Common  Stock are owned  by Clark-Reliance; (ii) 2,499  shares of
            Class A Common Stock  are held in trust for  Matthew P. Figgie, Mr. Figgie's  son, for which  Dr. Harry
            E. Figgie, III, Mr.  McKnight and Mr. David L. Carpenter act as trustees; and (iii) 58  shares of Class
            A Common Stock are owned by Mr. Figgie's wife.

    (11)    This amount consists of  759,534 shares of Class B Common Stock  as to which Mr. Figgie has  sole voting power, 749,534 shares  of Class B Common  Stock as to which Mr.  Figgie has sole dispositive  power, and
            10,000 shares of Class  B Common Stock as to which Mr. Figgie has shared dispositive power.   Based upon
            Mr. Figgie's Schedule 13D  filed on January 6, 1995 (showing beneficial ownership   information   as
            of December  19, 1994) and the January 1995  Form 4, the  aggregate number of shares    beneficially
            owned  by Mr. Figgie includes  13,537 shares of Class B Common Stock  held in  his account  with the
            Clark-Reliance Employee  Profit Sharing  and Savings  and Trust Plan and excludes a total  of 415,938 shares of Class B Stock beneficially owned, or that may  be deemed  to be  beneficially owned,  by members  of Mr.  Figgie's immediate  family, The  Figgie Family Foundation,  certain Figgie family trusts and Clark-Reliance (see footnote 10  above).  Of the excluded  shares:  (i)  134,564 shares of
            Class  B Common Stock are owned  by Clark-Reliance; (ii) 57,881  shares (excluding  those held in  trust as  noted below) of  Class B  Common Stock  are owned  by Mr. Figgie's wife; (iii) 465 shares (excluding those held  in trust  as noted below)  of Class B  Common Stock  are  owned  by Matthew P. Figgie,
            Mr. Figgie's son;  (iv) 58,486  shares of Class B Common  Stock are beneficially owned by Dr. Harry E.
            Figgie, III, Mr.  Figgie's son; (v) 58,189  shares (excluding those  held in trust  as noted below)  of
            Class  B Common Stock  are owned by Dr. Mark P. Figgie, Mr.  Figgie's son; (vi) 2,112 shares of Class B
            Common Stock are owned  by The  Figgie Family Foundation,  of which  Mr. Figgie  is one  of six  trustees;
            (vii) 51,750  shares of Class B Common Stock  are held in trust for Mr. Figgie's wife; (viii) 47,493 shares of Class B Common Stock  are held in trust for  Matthew P. Figgie,  for which Dr. Harry E.  Figgie, III,
            Mr. McKnight and Mr. David L.  Carpenter act as trustees; (ix)  2,499 shares of  Class B Common Stock are held in trust for Dr. Mark P. Figgie, for which National City Bank acts  as trustee; and (x) 2,499 shares of Class B Common Stock are held in trust for Matthew P. Figgie, for which National City Bank acts as trustee.


  Item 13.  Certain Relationships and Related Transactions

                         CERTAIN TRANSACTIONS


       Mr. McKnight, a member of the Board of Directors, is a partner in the law firm of Calfee, Halter & Griswold which performs legal services for the Corporation. For services rendered  during  1994, the  Corporation  paid  Calfee,  Halter &
  Griswold $3,574,338.

       Certain transactions or relationships relating to the Corporation and Harry E. Figgie, Dr. Figgie and Mr. Coenen are described under the caption "Compensation Committee Interlocks and Insider Participation" in Item 11 and are incorporated by reference.

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                FIGGIE INTERNATIONAL INC.
                                (Company)


  Date:  May 1, 1995       By:  /s/ L. A. Harthun
                                L. A. Harthun
                                Senior   Vice   President,  General
                                Counsel and Secretary