Form 10-K405/A
period 1994-12-31
FIGGIE INTERNATIONAL INC /DE/
filed 1995-05-09
CIK 720032

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                               AMENDMENT NO. 2
(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended  DECEMBER 31, 1994
                                   -------------------
                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _______________ to _______________

                        COMMISSION FILE NUMBER:  1-8591
                                                --------

                          FIGGIE INTERNATIONAL INC.
       ----------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               Delaware                              52-1297376
- ---------------------------------          -----------------------------------
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)


        4420 Sherwin Road
        Willoughby, Ohio                                  44904
- ---------------------------------          -----------------------------------
     (Address of principal                              (Zip Code)
      executive offices)

  Registrant's telephone number, including area code:  (216) 953-2700
                                                       ---------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

     Title of each class             Name of each exchange on which registered

10-3/8% Subordinated Debentures              Pacific Stock Exchange Inc.
- -------------------------------      -----------------------------------------

         SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                Class A Common Stock, par value $.10 per share
         -----------------------------------------------------------
                                Title of class

                Class B Common Stock, par value $.10 per share
         -----------------------------------------------------------
                                Title of class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the
filing requirements for at least the past 90 days.     Yes  X        No
                                                           ---          ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by nonaffiliates of the registrant.  The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. (See the definition of affiliate in Rule 405.)
        At 4/10/95          $150,108,773
- -------------------------------------------------------------------------------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
- -------------------------------------------------------------------------------
Class A Common Stock, Par Value $0.10 Per share (13,670,916 shares outstanding as of 4/10/95)
- -------------------------------------------------------------------------------
Class B Common Stock, Par Value $0.10 Per share (4,724,869 shares outstanding as of 4/10/95)
- -------------------------------------------------------------------------------

                           FIGGIE INTERNATIONAL INC.
     Figgie International Inc, the registrant, hereby amends the following items, exhibit index and exhibit of its Annual Report on Form 10-K for 1994 as set forth in the pages attached hereto:

     Items 8, 14
     Exhibit Index
     Exhibit 23

Item 8.  Financial Statements and Supplementary Data
- -------  -------------------------------------------

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
- ----------------------------------------
To the Board of Directors
  and Stockholders
Figgie International Inc.

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




ARTHUR ANDERSEN LLP

Cleveland, Ohio,
April 12, 1995.

                   FIGGIE INTERNATIONAL INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                        FOR THE YEARS ENDED DECEMBER 31
                     (in thousands, except per share data)

                                                                     1994             1993               1992
                                                                  ---------        ---------           --------
CONTINUING OPERATIONS:
Net Sales                                                         $ 319,420        $ 287,153           $284,990
  Costs of Sales                                                    247,254          224,255            216,911
                                                                  ---------        ---------           --------
Gross Profit on Sales                                                72,166           62,898             68,079
                                                                  ---------        ---------           --------

Operating Expenses:
  Selling, General and Administrative                                68,484           69,732             54,680
  Research and Development                                           18,500           18,023              7,319
                                                                  ---------        ---------           --------
Total Operating Expenses                                             86,984           87,755             61,999
                                                                  ---------        ---------           --------

Operating (Loss) Income                                             (14,818)         (24,857)             6,080
                                                                  ---------        ---------           --------

Other Expense (Income):
   Restructuring and Refinancing Costs                               55,204           17,604              3,024
   Change in Accounting Estimate                                          -           33,948                  -
   Interest Expense                                                  42,062           31,942             31,501
   Interest Income                                                   (3,301)            (874)              (169)
   Other, Net                                                          (550)          (5,652)            (9,869)
                                                                    -------        ---------           --------

Loss before Income Tax Benefit                                     (108,233)        (101,825)           (18,407)

Income Tax Benefit                                                   22,986           19,480              9,207
                                                                  ---------        ---------           --------
Loss before Discontinued Operations and
  Change in Accounting Principle                                    (85,247)         (82,345)            (9,200)

Discontinued Operations, net of tax:
   (Loss) Income from Discontinued Operations                       (42,905)        (103,269)            37,499
   Loss on Disposal of Discontinued Operations                      (38,578)               -                  -
                                                                   ---------        --------           --------
                                                                    (81,483)        (103,269)            37,499
(Loss) Income before Cumulative Effect of
  Change in Accounting Principle                                   (166,730)        (185,614)            28,299

Cumulative Effect of Change in Accounting
  for Income Taxes                                                        -            5,839                  -
                                                                  ---------        ---------           --------

Net (Loss) Income                                                 $(166,730)       $(179,775)          $ 28,299
                                                                  =========        =========           ========

Weighted Average Shares                                              17,723           17,775             17,539

Earnings Per Share
- ------------------
Loss before Discontinued Operations and                           $   (4.81)       $   (4.63)          $  (0.52)
  Change in Accounting Principle
(Loss) Income from Discontinued Operations                            (4.60)           (5.81)              2.13
Cumulative Effect of Change in Accounting for
  Income Taxes                                                            -             0.33                  -
                                                                  ---------        ---------           --------
Net (Loss) Income                                                 $   (9.41)       $  (10.11)          $   1.61
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

                                                 Common Stock            Capital Surplus           Retained
                                                --------------          -----------------          Earnings         Unearned
                                              Class A   Class B       Class A        Class B       (Deficit)      Compensation
                                              -------   -------       -------        -------       ---------      ------------
BALANCE, DECEMBER 31, 1991                      $1,361     $502      $108,187       $ 16,762         $298,981        $(42,250)
Net Income                                                                                             28,299
Dividends Declared:
  Common Stock A, $.50 per share                                                                       (6,781)
  Common Stock B, $.50 per share                                                                       (2,473)
Restricted Stock Purchase Plan, Net                 (2)                (1,283)          (302)                           4,848
Other Common Stock Transactions, Net                (3)      (6)          (89)         1,511           (2,829)
Amortization of Unearned ESOP Compensation                             (1,116)          (520)             501           7,447
Translation Adjustments
                                                ------     ----      --------       --------         --------        --------
BALANCE, DECEMBER 31, 1992                       1,356      496       105,699         17,451          315,698         (29,955)
Net Loss                                                                                             (179,775)
Dividends Declared:
  Common Stock A, $.435 per share                                                                      (5,850)
  Common Stock B, $.435 per share                                                                      (2,141)
Restricted Stock Purchase Plan, Net                 39       20         6,694          3,400                           (8,493)
Other Common Stock Transactions, Net               (20)     (17)       (1,708)          (605)          (4,392)
Amortization of Unearned ESOP Compensation                             (2,636)          (807)             480           7,445
Translation Adjustments
                                                ------     ----      --------       --------         --------        --------
BALANCE, DECEMBER 31, 1993                       1,375      499       108,049         19,439          124,020         (31,003)
Net Loss                                                                                             (166,730)
Minimum Pension Liability                                                                                (488)
Restricted Stock Purchase Plan, Net                 (5)     (15)       (1,931)        (2,596)                           4,790
Other Common Stock Transactions, Net                        (13)                      (1,371)
Amortization of Unearned ESOP Compensation                             (3,776)        (7,296)                          22,384
Translation Adjustments
                                                ------     ----      --------       --------        ---------        --------
BALANCE, DECEMBER 31, 1994                      $1,370     $471      $102,342       $  8,176        $ (43,198)       $ (3,829)
                                                ======     ====      ========       ========        =========        ========

                                                 Cumulative
                                                 Translation
                                                 Adjustment         Total
                                                 -----------      ---------
BALANCE, DECEMBER 31, 1991                           $1,120       $ 384,663
Net Income                                                           28,299
Dividends Declared:
  Common Stock A, $.50 per share                                     (6,781)
  Common Stock B, $.50 per share                                     (2,473)
Restricted Stock Purchase Plan, Net                                   3,261
Other Common Stock Transactions, Net                                 (1,416)
Amortization of Unearned ESOP Compensation                            6,312
Translation Adjustments                              (1,702)         (1,702)
                                                     ------       ---------
BALANCE, DECEMBER 31, 1992                             (582)        410,163
Net Loss                                                           (179,775)
Dividends Declared:
  Common Stock A, $.435 per share                                    (5,850)
  Common Stock B, $.435 per share                                    (2,141)
Restricted Stock Purchase Plan, Net                                   1,660
Other Common Stock Transactions, Net                                 (6,742)
Amortization of Unearned ESOP Compensation                            4,482
Translation Adjustments                                  96              96
                                                     ------       ---------
BALANCE, DECEMBER 31, 1993                             (486)        221,893
Net Loss                                                           (166,730)
Minimum Pension Liability                                              (488)
Restricted Stock Purchase Plan, Net                                     243
Other Common Stock Transactions, Net                                 (1,384)
Amortization of Unearned ESOP Compensation                           11,312
Translation Adjustments                                 376             376
                                                     ------       ---------
BALANCE, DECEMBER 31, 1994                           $ (110)      $  65,222
                                                     ======       =========

See Notes to Consolidated Financial Statements.

                   FIGGIE INTERNATIONAL INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 and 1992
                                 (in thousands)


                                                                          1994             1993            1992
                                                                       ----------       ----------      ----------
Operating Activities:
 (Loss) from Continuing Operations                                      $ (85,247)       $ (82,345)       $ (9,200)
 (Loss) Income from Discontinued Operations                               (81,483)        (103,269)         37,499
  Cumulative Effect of Accounting Change                                        -            5,839               -
  Adjustments to Reconcile Net (Loss) Income to Net
   Cash (Used) Provided by Operating Activities
    Change in Accounting Estimate                                               -           77,344               -
    Depreciation and Amortization                                          41,633           40,833          36,434
    Amortization of Unearned Compensation                                   5,791            5,557          11,247
   Other, Net                                                               9,917           41,773          (5,681)
   Changes in Operating Assets and Liabilities
    Trade Accounts Receivable                                              11,341          (19,088)         56,954
    Allowance for Uncollectible Accounts                                      616            1,531            (682)
    Finance Receivables                                                     4,780          (13,602)        (11,220)
    Inventories                                                            15,733            9,083           6,314
    Prepaid Items                                                          (7,523)          (5,718)         (3,172)
    Other Assets                                                           37,116           (9,346)        (37,400)
    Accounts Payable                                                      (14,293)          38,882           6,959
    Accrued Liabilities and Expenses                                       30,509           39,330          (9,642)
    Deferred and Accrued Taxes                                             13,533          (62,131)          8,837
    Other Liabilities                                                       2,198            2,887          (2,031)
                                                                         --------         --------        --------
    Net Cash (Used) provided by Operating Activities                      (15,379)         (32,440)         85,216
                                                                         --------         --------        --------

Investing Activities:
  Capital Expenditures                                                    (60,304)        (109,557)       (100,354)
  Sale of Investments                                                       7,862                -               -
  Businesses and Investments Acquired                                           -           (5,661)         (9,792)
  Proceeds from Sale of Property, Plant and Equipment                      42,468           73,952          74,756
  Proceeds from Business Divestitures                                     198,130                -               -
  (Purchases) Sales of Securities by Insurance Subs.                      (12,739)           1,202         (20,905)
                                                                         --------         --------        --------
Net Cash Provided (Used) in Investing Activities                          175,417          (40,064)        (56,295)
                                                                         --------         --------        --------

Financing Activities:
  Proceeds from Debt                                                        4,420           12,104          34,782
  Principal Payments on Long-Term Debt                                    (94,945)         (38,147)        (69,830)
  (Repayments) Borrowing Under Notes Payable, Net                         (32,348)         102,842           4,893
  Dividends Paid                                                                -           (7,991)         (9,254)
  Common Stock Transactions, Net                                           (2,681)          (6,157)         (3,091)
                                                                         --------         --------        --------
Net Cash (Used) Provided by Financing Activities                         (125,554)          62,651         (42,500)
                                                                         --------         --------        --------

Net Increase (Decrease) in Cash and Cash Equivalents                       34,484           (9,853)        (13,579)
Cash and Cash Equivalents at Beginning of Year                             33,816           43,669          57,248
                                                                         --------         --------        --------
Cash and Cash Equivalents at End of Year                                 $ 68,300         $ 33,816        $ 43,669
                                                                         ========         ========        ========

- - Continuing Operations - Unrestricted                                   $ 28,611         $ 26,954        $ 38,444
- - Continuing Operations - Restricted                                     $ 18,716         $      -        $      -
- - Discontinued Operations                                                $ 20,973         $  6,862        $  5,225

Supplemental Disclosures of Cash Flow Information:
  Cash Paid (Received) during the Year for -
     Interest (Net of Amount Capitalized)                                $ 41,771         $ 36,781         $38,550
     Domestic Federal Income Taxes                                       $(35,856)        $(24,232)        $   626

See Notes to Consolidated Financial Statements.

                   FIGGIE INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) Summary of Significant Accounting Policies:
    -------------------------------------------

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

(2) Restructuring and Refinancing Costs:
    ------------------------------------

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


(3)  Divestitures:
     ------------
In January of 1994, the Company commenced a divestiture program as part of its immediate debt refinancing efforts. Certain business units were to be sold through unrelated sales transactions to generate liquidity for working capital and, ultimately, to pay lender debt. The following companies were sold during 1994: Advance Security, CASI-RUSCO, Waite Hill Insurance group (Cardinal Casualty Co., Colony Insurance Co., Hamilton Insurance Co.), Rawlings Sporting Goods, Safety Supply America, Sherwood Drolet Corp Ltd. and Huber-Essick/Mayco Pump. The Company used the gross proceeds of $198.1 million from the sales to repay $124.7 million of debt under the Override Agreement, operating leases, bank fees, interest expense and for working capital.

(4) Discontinued Operations:
    -----------------------
On February 15, 1995, the Company announced that Board of Directors approved a strategic business plan designed, effective December 31, 1994, to restore the Company to profitability. Under the Plan, the Company will operate four technology-driven manufacturing companies, aggressively cut corporate overhead, and sell its fourteen other businesses in 1995 using sale proceeds to reduce debt and operating lease obligations. The majority of these other businesses were unprofitable and had revenue of $442.8 million in 1994.

The entities to be sold are reported as discontinued operations at December 31,
1994, and the consolidated financial statements have been reclassified to report separately their net assets and operating results.  The Company's prior year financial statements have been restated to reflect the continuing operations, summarized as follows:
                                                                               (in Thousands)
                                                                               --------------

                                                             As Previously       Discontinued
1993:                                                           Reported          Operations      As Restated
                                                               ----------         ----------      -----------
Net Sales                                                       $ 768,642          $(481,489)        $287,153
                                                                =========          =========         ========
Loss from Continuing Operations                                  (179,334)            96,989          (82,345)
Loss from Discontinued Operations                                  (6,280)           (96,989)        (103,269)
Cumulative Effect of Change in Accounting
  for Income Taxes                                                  5,839                  -            5,839
                                                                ---------          ---------        ---------
         Net Loss                                               $(179,775)         $       -        $(179,775)
                                                                =========          =========        =========

1992:

Net Sales                                                       $ 792,409          $(507,419)       $ 284,990
                                                                =========          =========        =========
Income (Loss) from Continuing Operations                           18,878            (28,078)          (9,200)
Income (Loss) from Discontinued Operations                          9,421             28,078           37,499
                                                                ---------          ---------        ---------
         Net Income (Loss)                                      $  28,299          $       -        $  28,299
                                                                =========          =========        =========

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

(5)   Income Taxes:
      ------------
      Income tax provision (benefit) consists of the following components:

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

(6) Inventories:
    -----------
    Inventories are summarized as follows:
                                                                                           (in thousands)
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


(7) Debt Refinancing:
    ----------------

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

(9) Long-Term Debt:
    --------------

    Total long-term debt at December 31, 1994 and 1993 consisted of the following:

                                                                           (in thousands)
                                                    -------------------------------------------------------------
                                                              1994                               1993
                                                    -------------------------           --------------------------
                                                    Carrying            Fair             Carrying           Fair
                                                      Value             Value             Value             Value
                                                    --------          --------          ---------         --------
9.875% Senior Notes due 1999                        $174,000          $143,550           $174,000         $176,610
10.375% Debentures due 1998                            9,500             8,313             11,000           11,028
Override Debt                                              -                 -            185,000          185,000
Mortgage notes                                        53,076            53,076             66,824           66,824
Obligations under capital lease                        4,889             4,889             11,049           11,049
Other debt and notes                                     205               205                973              973
                                                    --------          --------           --------         --------
   Total                                             241,670          $210,033            448,846         $451,484
                                                                      ========                            ========
Less - current maturities                             (7,179)                            (110,576)
                                                    --------                             --------
Long-term debt                                      $234,491                             $338,270
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

(10) Leases:
     ------
The Company leases a substantial amount of manufacturing equipment under operating lease arrangements. The Company (through its now discontinued leasing and scaffolding subsidiaries) also leases the vehicle fleet and scaffolding equipment ("Vehicle and Scaffolding Leases") held for lease or rental. All monthly rent and other payments due under all leases have been made, and are current through December 31, 1994.

On August 1, 1994, and concurrently with entering into the Override Agreement, the Company executed agreements with certain lessors to restructure leases with balances of approximately $172 million. On March 31, 1995, the Company and those lessors, except the lessors to the Vehicle and Scaffolding Leases, amended or have agreed to amend the leases to conform certain financial covenants of the leases to the financial covenants contained in the Second Amendment to the Override Agreement, and to accelerate certain fees and to amend other terms consistent with the Override Agreement. The Company is in discussion with the lessors to the Vehicle and Scaffolding Leases to similarly amend those leases.

A progression of rental commitments under operating leases as of December 31, 1993 to those as of December 31, 1994 is as follows (in millions):

  Rental commitments under operating leases at
  December 31, 1993 including $11.4 related to
  discontinued operations                                       $177.7

  Commitments added as of August 1, 1994 through
  the negotiated restructuring of the former non-
  amortizing leases for specific amortization payments            60.0

  Commitments added in December 1994 to finance
  machinery and equipment                                         13.7

  Payments to lessors, including prepaid rent                    (72.0)

  Elimination of rental commitments through sale
  of underlying assets or assignment of
  leases to purchasers                                           (23.7)
                                                               -------
  Rental Commitments under operating leases at
  December 31, 1994, including $120.6 million
  related to discontinued operations                           $ 155.7
                                                               =======

Rental commitments under non-cancelable operating leases as of December 31, 1994 were as follows (in thousands):

                                    Discontinued           Continuing
                                      Operations           Operations            Total
                                      ----------           ----------           --------
Year Ending December 31,
1995                                    $ 34,874              $ 9,111           $ 43,985
1996                                      37,185                8,226             45,411
1997                                      25,862                7,703             33,565
1998                                      13,999                7,014             21,013
1999 & Beyond                              8,651                3,039             11,690
                                        --------              -------           --------
Total minimum payments required         $120,571              $35,093           $155,664
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

The Company operates equipment under lease arrangements that are classified as capital leases. The following is a summary of assets under capital leases:

                                                                                 (in thousands)
                                                                                   December 31
                                                                            -------------------------
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

                                      19


   Future minimum lease payments under capital leases and the present value of the net minimum lease payments as of December 31, 1994 are as follows:


                                                                      (in thousands)
     Year Ending December 31,
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
                                                                            =======

(11) Contingent Liabilities:
     -----------------------
   The Company has been working with the Federal Trade Commission toward the completion of a redress program. The Commission sought consumer redress in connection with the sale of heat detectors manufactured by the Company's Interstate Engineering division. The Court held that the Company could be required to pay refunds to those buyers who, after notification, can make a valid claim for redress. The Court required the Company to provide a bank letter of credit initially in the amount of $7.6 million and reduced currently to $4.0 million. The Company had established an accrual and, based on the current amount of claims received by the Redress Administrator, no additional material charge to earnings is anticipated.

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

(12) Pension and Retirement Benefits Plans:
     -------------------------------------
   The Company has pension plans covering the majority of its employees. The plan benefits for salaried employees are based on employees' earnings during their years of participation in the plan. Hourly employees' plan benefits are based on various dollar units multiplied by the number of years of eligible service as defined in each plan. The Company's policy has been to fund amounts as necessary on an actuarial basis to comply with the Employee Retirement Income Security Act of 1974. In addition, the Company has adopted a nonqualified supplemental retirement plan covering certain officers and senior executives.

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


The funded status of the Company's domestic and international plans, along with the reconciliation to amounts reported in the consolidated balance sheets, were as follows:

                                                    December 31, 1994                     December 31, 1993
                                                --------------------------           ---------------------------
                                                Assets            Accum.             Assets           Accum.
                                                Exceed            Benefits           Exceed           Benefits
                                                Accum.            Exceed             Accum.           Exceed
(in thousands)                                  Benefits          Assets             Benefits         Assets
- ----------------------------------------------------------------------------------------------------------------
Accumulated
 benefit obligations                           $ 54,682          $ 12,548           $ 55,637         $ 12,594
                                               ========          ========           ========         ========
Vested benefit obligations                     $ 50,462          $ 12,501           $ 51,479         $ 11,805
                                               ========          ========           ========         ========
Plan assets at fair value                        60,720               119             64,417              269
Projected benefit obligations                   (59,187)          (12,856)           (59,645)         (14,374)
                                               --------          --------           --------         --------
Assets over (under) projected
 benefit obligation                               1,533           (12,737)             4,772          (14,105)

Unrecognized net (assets)
 liabilities                                     (5,173)              959             (5,715)           1,118

Unrecognized net (gain) loss                     12,843             1,089             10,757            3,252

Unrecognized prior service cost                     761                 0                777            3,940

Adjustment required to
 recognize minimum liability                          0            (5,172)                 0           (6,530)
                                               --------          --------           --------         --------
Prepaid pension cost
 (liability)                                   $  9,964          $(15,861)          $ 10,591         $(12,325)
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

(13)  Employee Stock Ownership Plans:
      -------------------------------
    The Company maintains two employee stock ownership plans: a leveraged ESOP and a non-leveraged ESOP.

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

    Compensation expense associated with the allocation of plan shares is as follows:

         (in thousands)              1994            1993          1992
         ----------------------------------------------------------------
         Leveraged ESOP             $1,739          $1,288         $2,500
         Non-leveraged ESOP          3,614           2,708          3,311
         Dividends                       -             486            501
                                    ------          ------         ------
                                    $5,353          $4,482         $6,312
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

(14)  Capital Stock:
      -------------
     Each share of Class A Common Stock is entitled to one-twentieth of one vote per share, while each share of the Class B Common Stock is entitled to one vote per share, except, in each case, with respect to shares beneficially owned by a Substantial Stockholder (as defined in the Company's Restated Certificate of Incorporation, as amended), in which case the voting rights of such stock will be governed by the appropriate provisions of the Company's Restated Certificate of Incorporation.


(15) Restricted Stock Purchase Plan:
     ------------------------------
     Under the 1993 Restricted Stock Purchase Plan for Employees (the "1993 Employee Plan"), up to 800,000 shares each of either Class A or Class B Common Stock were authorized for possible issuance and executive officers and other key employees have been granted the right to purchase shares of Common Stock at prices substantially below market value. The purchase of Class A and Class B Common Stock under this plan entitles the employee to full voting and dividend rights, but the shares cannot be sold, transferred, or pledged, and the certificates representing the shares are retained in the custody of the Company. At the earliest of retirement, death, or total disability of the employee, or termination of the plan, these restrictions on transferring, pledging, or selling the shares expire, and the employee or heirs take unrestricted custody of the stock. In the event the employee leaves the Company prior to any of these occurrences, the Company can repurchase the shares (or, in the case of retirement, a portion of the shares) at the lower of the original purchase price paid by the employee or the then prevailing market price. At December 31, 1994, 346,385 shares of Class A Common Stock and 16,753 shares of Class B Common Stock, respectively, subject to the above restrictions, were outstanding under the 1993 Employee Plan.

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
                                                             ======          ======        ======

(16) Stock Options:
     -------------
In 1994, the shareholders approved a stock option plan (the "Plan") under which the options and/or stock appreciation rights may be granted to key employees to purchase common stock at prices not less than the fair market value at the time of grant options vest over a three-year period from the date of grant. The Plan calls for up to an aggregate of 1,500,000 shares of Class A common stock to be available for issuance upon the exercise of options and stock appreciation rights, which may be granted over a ten-year period ending October 19, 2004. No options or rights had been granted as of December 31, 1994. Subsequent to December 31, 1994, 706,500 options were granted pursuant to the Plan.

(17)  Industry Segment Data:
      ---------------------
The Company's operations are conducted through three reportable business segments. These segments are described in Part I, Item 1 on pages 2 and 3 of this Form 10-K.

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

(18)  Change in Accounting Estimate:
      ------------------------------
In connection with its factory automation project, the Company incurred significant costs, including machinery and equipment, software, and outside consulting fees. These project costs historically were deferred and amortized over future periods commencing at the time the equipment was placed into service. A number of factors arose in 1993 which changed management's estimate of the period of future benefit. These factors included deteriorating operating results, cash flow and financing difficulties. As a result, the Company adopted a change in accounting by expensing all project costs, other than machinery and equipment, as incurred. As required by generally accepted accounting principles, the accounting change, amounting to an after tax charge approximating $50 million ($77 million pre-tax) or $2.80 per share, was recorded as a change in estimate and recorded in the results of operations for the fourth quarter of 1993. The charge of $33.9 million was associated with the continuing operations and $43.4 million was associated with businesses discontinued in 1994 and included in the $103.3 million loss on discontinued businesses.

                                               QUARTERLY FINANCIAL DATA (UNAUDITED)
                                               ------------------------------------
                     This information is required by the Securities and Exchange Commission and is unaudited.

                                                         First                Second               Third            Fourth
                                                        Quarter               Quarter             Quarter           Quarter
                                                       --------              --------            --------          ---------
                                                                        (in thousands except for per share data)
- -----------------------------------------------------------------------------------------------------------------------------------
1994 Restated (See NOTE A):
- --------------------------
   Net sales                                           $ 73,111              $ 80,030            $ 79,792          $  86,487   NOTE
   Gross profit                                          16,725                18,871              18,324             18,246     C
   Net income (loss):
     Continuing Operations                              (16,253)              (10,068)            (10,848)           (48,078)
     Discontinued operations                             (4,084)               (7,803)             (4,995)           (64,601)
                                                       --------              --------            --------          ---------
     Net (loss)                                        $(20,337)             $(17,871)           $(15,843)         $(112,679)
                                                       ========              ========            ========          =========
   Earnings (loss) per share:
     Continuing operations                             $  (0.91)             $  (0.56)           $  (0.61)         $   (2.74)
     Discontinued operations                              (0.23)                (0.44)              (0.28)             (3.68)
                                                       --------              --------            --------          ---------
     Net income (loss)                                 $  (1.14)             $  (1.00)           $  (0.89)         $   (6.42)
                                                       ========              ========            ========          =========

- -----------------------------------------------------------------------------------------------------------------------------------
1993 Restated (See NOTE A):
- --------------------------
   Net sales                                           $ 66,374              $ 79,394            $ 67,292          $  74,093   NOTE
   Gross profit                                          17,610                23,443               5,533             16,312     B
   Net income (loss):
     Continuing operations                               (3,558)               (1,667)            (11,076)           (66,044)
     Discontinued operations                              7,372                 2,172              (7,773)          (105,040)
     Cumulative effect of change in accounting
        for income taxes                                  5,839                     -                   -                  -
                                                       --------              --------            --------          ---------
     Net income (loss)                                 $  9,653              $    505            $(18,849)         $(171,084)
                                                       ========              ========            ========          =========
   Earnings (loss) per share:
     Continuing operations                             $  (0.20)             $  (0.09)           $  (0.62)         $   (3.67)
     Discontinued operations                               0.42                  0.12               (0.43)             (5.85)
     Cumulative effect of change in accounting
        for income taxes                                   0.33                     -                   -                  -
                                                       --------              --------           ---------          ---------
     Net income (loss)                                 $   0.55              $   0.03            $  (1.05)         $   (9.52)
                                                       ========              ========            ========          =========


NOTE A:        The previously reported quarters have been restated to reflect certain businesses as discontinued operations.
- ------

NOTE B:        Fourth quarter 1993 results from continuing operations include certain significant charges related to (1) a change
- ------         in accounting estimate to reflect the expensing of certain deferred costs associated with the Company's factory automation program of approximately $22 million or $1.22 per share, (2) a restructuring charge of approximately
               $11 million or $0.61 per share associated with closing and consolidating facilities and provisions for losses on sales of surplus real estate, (3) approximately $9 million or $.50 per share related to the writeoff of product development costs, and (4) approximately $8 million or $.48 per share related to litigation reserves.

NOTE C:        Fourth quarter 1994 results from continuing operations included a $15.3 million or $0.87 per share charge for the
- ------         revaluation of certain assets.

                                    PART IV
                                    -------
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
          ----------------------------------------------------------------
     (a)  Financial Statements, Schedules, and Exhibits:
          ---------------------------------------------
                                                                        Page
                                                                         No.
                                                                       ------
1.   Financial Statements
     --------------------
        Included in Part II of this report:

        Report of Independent Public Accountants                          23

        Consolidated Statements of Income
        for the Years Ended December 31, 1994,
        1993, and 1992                                                    24

        Consolidated Balance Sheets at December 31, 1994
        and 1993                                                          26

        Consolidated Statements of Stockholders' Equity
        for the Years Ended December 31, 1994, 1993, and 1992             28

        Consolidated Statements of Cash Flows
        for the Years Ended December 31, 1994, 1993, and 1992             29

        Notes to Consolidated Financial Statements                        30

        Quarterly Financial Data (Unaudited)                              48


2.   Financial Statement Schedule
     ----------------------------
        Included in Part IV

        Schedule II -  Valuation and Qualifying Accounts                  54

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

4. Instruments defining rights of security holders, including indentures, for the following classes of securities:

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

10.     (a)*   The Company's Compensation Plan for Executives, included as
               Exhibit (3)(10)(b) to the Company's Form 8-B filed October 19,
               1983, with the Commission is hereby incorporated herein by reference.

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

        (j)* Form of Agreement, dated as of May 1, 1989, among the Company and corporate officers and department heads who report to the Company's Chief Executive Officer, included as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ending March 31, 1989, is hereby incorporated herein by reference.

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

         (o)* Employment Agreement, dated as of October 28, 1994, by and between Walter M. Vannoy and the Company.

         (p)* Employment Agreement, dated as of January 1, 1995, by and between John P. Reilly and the Company.

21. Subsidiaries of the Company

23. Consent of Independent Public Accountants

27. Financial Data Schedule - Previously Filed

*  Management contracts or compensatory plans filed pursuant to Item 14(c).

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



ARTHUR ANDERSEN LLP


Cleveland, Ohio,
April 12, 1995.


                                            FIGGIE INTERNATIONAL INC. AND SUBSIDIARIES
                                                                                                                SCHEDULE II
                                                 VALUATION AND QUALIFYING ACCOUNTS
                                                          (in thousands)

                                              Balance,                                                                   Balance,
                                             Beginning                 Charged to                Amounts                  End of
     Description                              of Year               Costs & Expenses           Charged Off                 Year
- -----------------------------                ---------              ----------------           -----------               --------
Allowance for uncollectible
  trade accounts receivables-

Year ending December 31, 1994                 $  184                      $263                    $  188                   $  259
                                              =======                     ====                    =======                  =======
Year ending December 31, 1993                 $  254                      $230                    $  300                   $  184
                                              =======                     ====                    =======                  =======
Year ending December 31, 1992                 $  144                      $169                    $   59                   $  254
                                              =======                     ====                    =======                  =======

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this amendment to be signed on its behalf by the undersigned, thereto duly authorized.


                                        FIGGIE INTERNATIONAL INC.
                                        (Company)


May 8, 1995                             By:     /s/ Steven L. Siemborski
                                             -------------------------------
                                                Steven L. Siemborski
                                                Senior Vice President and
                                                Chief Financial Officer

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

(10)      (a)*   The Company's Compensation Plan for Executives, included as
                 Exhibit (3)(10)(b) to the Company's Form 8-B filed October
                 19, 1983, with the Commission is hereby incorporated herein by reference.

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

           (j)* Form of Agreement, dated as of May 1, 1989, among the Company and corporate officers and department heads who report to the Company's Chief Executive Officer, included as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ending March 31, 1989, is hereby incorporated herein by reference.

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

           (o)* Employment Agreement, dated as of October 28, 1994, by and between Walter M. Vannoy and the Company.

           (p)* Employment Agreement, dated as of January 1, 1995, by and between John P. Reilly and the Company.

(21)  Subsidiaries of the Company

(23)  Consent of Independent Public Accountants

(27)  Financial Data Schedule