Form 10-Q
period 1995-03-31
FIGGIE INTERNATIONAL INC /DE/
filed 1995-05-15
CIK 720032

                  SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C.

                               FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES ACT OF 1934



  For the quarter ended March 31, 1995  Commission file number 1-8591




                             FIGGIE INTERNATIONAL INC.
        (Exact name of registrant as specified in its charter)



             Delaware                                 52-1297376
    (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                   Identification No.)



     4420 Sherwin Road
     Willoughby, Ohio                                44094
  (Address of principal executive offices)               (Zip Code)


  Registrant's telephone number, including area code  (216) 953-2700


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to
  such filing requirements for the past 90 days.   Yes    X       No


  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.


          Class                         Outstanding as of April 30, 1995

  Class A Common Stock, par value $.10 per share            13,674,580
  Class B Common Stock, par value $.10 per share             4,724,869
                                                            18,399,449

                       FIGGIE INTERNATIONAL INC.


                                 INDEX



                                                              Page No.


  PART I.  FINANCIAL INFORMATION

   Consolidated Statements of Income for the Three Months
     Ended March 31, 1995 and 1994                                  3


   Consolidated Balance Sheets at March 31, 1995
     and December 31, 1994                                      4 - 5


   Consolidated Statements of Cash Flows
     for the Three Months Ended March 31, 1995 and 1994             6


   Notes to Consolidated Financial Statements                  7 - 12


   Management's Discussion and Analysis of
     Financial Condition and Results of Operations            13 - 18



  PART II.  OTHER INFORMATION                                      19

                       FIGGIE INTERNATIONAL INC.
                   CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE THREE MONTHS ENDED MARCH 31,
                 (in thousands, except per share data)
                              (Unaudited)



                                            1995       1994
  CONTINUING OPERATIONS:
  Net Sales                               $ 85,266   $ 73,111
    Cost of Sales                           63,013     56,386
  Gross Profit on Sales                     22,253     16,725

  Operating Expenses:
    Selling, General and Administrative     13,830     20,466
    Research and Development                 3,510      2,837
  Total Operating Expenses                  17,340     23,303

  Operating Income (Loss)                    4,913     (6,578)

  Other Expense (Income):
     Refinancing Costs                       4,522      3,431
     Interest Expense                        9,074     10,770
     Interest Income                          (844)      (584)
     Other, Net                                199       (291)

  Loss before Income Tax Benefit            (8,038)   (19,904)

  Income Tax Benefit                             -      6,634

  Loss from Continuing Operations           (8,038)   (13,270)

  Loss from Discontinued Operations,
    net of tax                                   -     (7,067)

  Net Loss                                $ (8,038)  $(20,337)

  Weighted Average Shares                   18,092     17,856

  Per Share Data
  Loss from Continuing Operations         $  (0.44)  $  (0.74)
  Loss from Discontinued Operations              -      (0.40)
  Net Loss                                $  (0.44)  $  (1.14)


  See Notes to Consolidated Financial Statements.

                       FIGGIE INTERNATIONAL INC.
                      CONSOLIDATED BALANCE SHEETS
                 MARCH 31, 1995 AND DECEMBER 31, 1994
                            (in thousands)




                                          March 31,   Dec. 31,
                                            1995       1994
                                        (Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents                $  30,154  $  28,611
Restricted cash                             25,302     18,716
Trade accounts receivable, less allowance
 for uncollectible accounts of $326 in 1995
 and $259 in 1994                           42,793     44,994
Inventories                                 43,038     38,845
Prepaid expenses                             3,285      3,225
Recoverable income taxes                         -      8,108
Net assets related to
  discontinued operations                  279,570    317,601
   Total Current Assets                    424,142    460,100

PROPERTY, PLANT AND EQUIPMENT
Land and land improvements                  29,522     29,699
Buildings and leasehold improvements        46,135     46,024
Machinery and equipment                     71,982     70,587
                                           147,639    146,310
Accumulated depreciation                   (43,940)   (42,385)
                                           103,699    103,925
Property under capital leases, less
 accumulated depreciation of $4,263
 in 1995 and $4,709 in 1994                  2,055      2,158
   Net Property, Plant and Equipment       105,754    106,083

OTHER ASSETS
Prepaid pension costs                       10,196      9,964
Prepaid rent on leased equipment            17,075     17,075
Intangible assets                           20,044     20,244
Cash surrender value of insurance policies  10,898     10,576
Non-current receivables                      5,775      5,920
Prepaid finance costs                        5,402      8,291
Other                                        4,676      6,211
   Total Other Assets                       74,066     78,281

Total Assets                             $ 603,962  $ 644,464

                         FIGGIE INTERNATIONAL INC.
                        CONSOLIDATED BALANCE SHEETS
                    MARCH 31, 1995 AND DECEMBER 31, 1994
                      (in thousands, except par value)



                                          March 31,   Dec. 31,
                                            1995       1994
                                        (Unaudited)
LIABILITIES

CURRENT LIABILITIES
Debt due within one year                 $ 136,501  $ 171,641
Accounts payable                            55,433     55,398
Accrued insurance reserves                  16,680     16,889
Accrued liabilities and expenses            73,912     64,706
Current maturities of long-term debt         6,044      7,179
   Total Current Liabilities               288,570    315,813

Long-term debt                             229,583    234,491
Other non-current liabilities               28,376     28,938
  Total Liabilities                        546,529    579,242

STOCKHOLDERS' EQUITY
Preferred Stock, $1.00 par value;
   Authorized, 3,217 shares;
   Issued and Outstanding, none                  -          -
Class A common stock, $.10 par value;        1,366      1,370
   Authorized, 18,000 shares;
   Issued and Outstanding
   1995 - 13,658; 1994 - 13,695
Class B common stock, $.10 par value;          471        471
   Authorized, 18,000 shares;
   Issued and Outstanding
   1995 - 4,715; 1994 - 4,715
Capital surplus                            109,521    110,518
Accumulated deficit                        (51,239)   (43,198)
Unearned compensation                       (2,683)    (3,829)
Cumulative translation adjustment               (3)      (110)
  Total Stockholders' Equity                57,433     65,222

Total Liabilities and
  Stockholders' Equity                   $ 603,962  $ 644,464





See Notes to Consolidated Financial Statements.

                          FIGGIE INTERNATIONAL INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE THREE MONTHS ENDED MARCH 31
                               (in thousands)
                                 (Unaudited)

                                                   1995       1994
Operating Activities:
  Loss from Continuing Operations               $ (8,038)  $(13,270)
  Loss from Discontinued Operations                    -     (7,067)
  Adjustments to Reconcile Net Loss to Net
   Cash Provided (Used) by Operating Activities
    Depreciation and Amortization                  1,778      7,929
    Amortization of Unearned Compensation            231      2,086
   Other, Net                                        634     (2,184)
   Changes in Operating Assets and Liabilities
    Trade Accounts Receivable                      1,548     (9,165)
    Allowance for Uncollectible Accounts          (1,355)       146
    Finance Receivables                              724      6,673
    Inventories                                   (3,830)    (7,717)
    Prepaid Items                                  3,821     (2,789)
    Prepaid Pension Cost                            (272)      (398)
    Other Assets                                   3,314       (273)
    Accounts Payable                              (3,571)   (20,474)
    Accrued Liabilities and Expenses               9,784      8,305
    Accrued Income Taxes                          13,354     29,170
    Other Liabilities                             (1,956)     2,813
    Net Cash Provided (Used)
      by Operating Activities                     16,166     (6,215)

Investing Activities:
  Capital Expenditures for Continuing Operations  (2,346)    (3,507)
  Capital Expenditures for
    Discontinued Operations                      (11,084)    (8,823)
  Proceeds from Sale of Property,
    Plant and Equipment                            2,546      2,655
  Proceeds from Business Divestitures             46,916     25,624
  (Purchases) Sales of Securities
    by Insurance Subs.                              (293)    (1,399)
Net Cash Provided by Investing Activities         35,739     14,550

Financing Activities:
  Proceeds from Debt                                   -        671
  Principal Payments on Debt                     (41,183)    (2,101)
  Borrowings Under Notes Payable, Net                  -     27,121
  Common Stock Transactions, Net                     (86)      (142)
Net Cash (Used) Provided by Financing Activities (41,269)    25,549

Net Increase in Cash and Cash Equivalents         10,636     33,884
Cash and Cash Equivalents at Beginning of Year    68,300     33,816
Cash and Cash Equivalents at End of Period     $  78,936  $  67,700

- - Continuing Operations - Unrestricted         $  30,154  $  63,474
- - Continuing Operations - Restricted           $  25,302  $   1,800
- - Discontinued Operations                      $  23,480  $   2,426

See Notes to Consolidated Financial Statements.

              FIGGIE INTERNATIONAL INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  The financial information included herein has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and properly reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to present a fair statement of the financial results of operations for the periods covered by this report. The results of operations for the three months ended March 31, 1995 are not necessarily indicative of the results to be expected for the entire year.



  (1) Summary of Significant Accounting Policies:


  The financial statements for the three months ended March 31, 1995 and 1994 has been prepared in accordance with the accounting policies described in
  Note 1 of the Notes to Consolidated Financial Statements appearing in Figgie International Inc.'s 1994 Form 10-K.


  (2) Discontinued Operations:


  On February 15, 1995, the Company announced that the Board of Directors had approved a strategic business plan, effective December 31, 1994, designed to restore the Company to profitability. Under the plan, the Company will operate four technology-driven manufacturing companies, aggressively cut corporate overhead, sell its fourteen other businesses in 1995 and use the sale proceeds to reduce debt and operating lease obligations. The entities to be sold have been reported as discontinued operations for the year ended December 31, 1994.

  Net Assets Related to Discontinued Operations at March 31, 1995 consist primarily of accounts receivable, finance receivables, contracts in process, oil and gas interests, inventory, property, plant and equipment, and significant, specialized machinery, net of current liabilities of these businesses. Realization of these discontinued assets is based on management's best estimate and is subject to market conditions, timing and negotiations.

  During the first quarter of 1995, the Company sold through unrelated sales transactions the following businesses: Figgie Acceptance; Figgie Power Systems; SpaceGuard Products; and Figgie Packaging/Alfa Packaging Systems.

  (3)  Inventories:

    Inventories are summarized as follows:
                                             (in thousands)
                                         March 31,   Dec. 31,
                                          1995        1994
    Manufacturing Inventories:
      Raw materials                     $  24,030 $  21,509
      Work in process                       6,865     6,138
      Finished goods                       12,558    11,219
      Inventory reserves                   (2,031)   (1,532)
      Total manufacturing inventories      41,422    37,334

    Inventories applicable to
      government contracts                214,586   207,632
        Less:  Progress payments         (212,970) (206,121)
        Net contracts in process            1,616     1,511
        Total Inventories               $  43,038 $  38,845


  (4) Debt Refinancing:

  On August 1, 1994, the Company executed an agreement ("Override Agreement") with its significant unsecured institutional lenders to refinance approximately $315 million in indebtedness, letters of credit and related facilities ("Override Debt") of which $278 million was outstanding. At the same time, the Company refinanced approximately $172 million in outstanding operating leases. The Override Debt bears interest at a base rate plus 2% and a restructuring fee of 3 1/2%. Mortgages, the 9-7/8% Senior Notes, the 10-3/8% Subordinated Debentures and certain other debt and leases were not part of the refinanced debt. The Override Agreement precludes the Company from paying dividends and secures Override Debt with security interests in shares of certain subsidiaries of the Company and substantially all of the Company's accounts receivable, inventory, intellectual property and related assets. In December 1994, the Override Agreement was amended to permit the Company to obtain additional letter of credit facilities.


  On March 31, 1995, debt outstanding under the Override Agreement amounted to $135.8 million. On March 31, 1995, the Override Agreement was amended (the "Second Amendment"), to extend the expiration date to January 1, 1996, set principal amortization payments throughout 1995, reset the net worth, cash flow and capital expenditure financial covenants with amounts applicable to the Company's continuing operations and to permit the Company to incur additional indebtedness, as defined. Also effective March 31, 1995, the 2% interest payment deferral was terminated and the amount due was paid in April. Fees due under the original agreement and extension fees will require a refinancing cost of approximately $10.0 million in 1995 of which $4.5 million was expensed in the first quarter.

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


  At March 31, 1995, all required restrictions and financial covenants have been satisfied.


  (5)  Debt Due Within One Year:


  Debt due within one year is as follows:

                                 (in thousands)
                           3/31/95               12/31/94
                                Average               Average
                    Outstanding   Rate    Outstanding   Rate
   Override Debt      $135,794    11.00%    $167,364    10.50%
   Other Debt              707     8.64%       4,277     9.85%
   Total              $136,501              $171,641

  The Company has a receivable-based credit facility which permits borrowings of up to $20.0 million based on the balances of certain divisions' receivables. At March 31, 1995, $13.6 million was available under this facility. No amounts were borrowed as of March 31, 1995.


  (6) Long-Term Debt:


  Total long-term debt at March 31, 1995 and December 31, 1994 consisted of the following:

                                        (in thousands)
                                      1995          1994
    9.875% Senior Notes due 1999    $174,000      $174,000
    10.375% Debentures due 1998        9,500         9,500
    Mortgage notes                    48,220        53,076
    Obligations under capital leases   3,774         4,889
    Other debt and notes                 133           205
       Total                         235,627       241,670
    Less - current maturities         (6,044)       (7,179)
    Long-term debt                  $229,583      $234,491

  Mortgage notes secured by real property are due at various dates through 2009 and bear interest at rates ranging from 7.0% to 12.25%. During the quarter ended March 31, 1995, $4.2 million of mortgage notes were paid-off in connection with divested business units.

  (7) Leases:


  The Company leases a substantial amount of manufacturing equipment under operating lease arrangements. The Company (through its now discontinued leasing and scaffolding subsidiaries) also leases the vehicle fleet and scaffolding equipment held for lease or rental. All monthly rent and other payments due under all leases have been made, and are current through March 31, 1995.

  On August 1, 1994, and concurrently with entering into the Override Agreement, the Company executed agreements with certain lessors to restructure approximately $172 million of outstanding leases. Effective March 31, 1995, the Company and those lessors amended certain financial covenants of the leases to conform to the financial covenants contained in the Second Amendment to the Override Agreement, and to accelerate certain fees and to amend other terms consistent with the Override Agreement.

  The changes in rental commitments under operating leases from those as of December 31, 1994 to those as of March 31, 1995 is as follows (in millions):

   Rental commitments under operating leases at
   December 31, 1994 including $120.6 related to
   discontinued operations                             $155.7

   Payments to lessors                                   10.0

   Elimination of rental commitments through sale
   of underlying assets or assignment of
   leases to purchasers                                  20.8

   Rental commitments under operating leases at
   March 31, 1995, including $92.2 million
   related to discontinued operations                  $124.9


  Funds to pay the $92.2 million of lease obligations related to discontinued operations are expected to be provided primarily through the divestiture proceeds of those businesses. With respect to machinery and equipment that is not purchased or is presently not utilized or underutilized, the Company expects to satisfy the rental payments through its internal funds until such equipment is sold, subleased or assigned.

  (8) Contingent Liabilities:

  The Company has been working with the Federal Trade Commission toward the completion of a redress program. The Commission sought consumer redress in connection with the sale of heat detectors manufactured by the Company's Interstate Engineering division. The Court held that the Company could be required to pay refunds to those buyers who, after notification, can make a valid claim for redress. The Court required the Company to provide a bank letter of credit initially in the amount of $7.6 million and reduced currently to $4.0 million. The Company had established an accrual and, based on the current amount of claims received by the Redress Administrator, no additional material charge to earnings is anticipated. The Company expects to conclude this matter in the next several months.


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

  On December 19, 1994 the Company, its subsidiary Figgie Properties Inc. and the Richard E. Jacobs Group filed an action against the City of Cleveland seeking specific performance of a 1989 Master Development Agreement pertaining to a proposed real estate project known as Chagrin Highlands.
  The Company's complaint also seeks a declaratory judgment that the Master Development Agreement is in full force and effect and asks for an injunction preventing the City from interfering with the rights of the plaintiffs under that Agreement as well as compensatory damages in the amount of $100 million. The City of Cleveland had filed a motion to dismiss the Company's complaint. On May 1, 1995, the Court denied the City's motion to dismiss the complaint and granted the City's motion to dismiss the Jacobs Group as plaintiff.


  Additionally, the Company and its subsidiaries are defendants in various lawsuits arising in the ordinary course of business. The Company has provided a reserve for the estimated liability related to all known cases. In the opinion of management, any additional liability with respect to these matters will not have a material adverse effect on the Company's financial statements.


  Costs incurred by the Company in the performance of U.S. Government contracts are subject to audit. In the opinion of management, the final settlement of these costs will not result in significant adjustments to recorded amounts.


  (9)  Revised Quarterly Financial Data

  The unaudited, quarterly data included in the Company's 1994 Form 10-K, which had been restated to reflect the classification of certain businesses as discontinued operations, has been revised to adjust the classification of net loss between net loss from continuing operations and net loss from discontinued operations for the first and second quarters of 1994. The revised data is as follows:
                                    First    Second    Third     Fourth
                                   Quarter   Quarter  Quarter   Quarter
                                (in thousands except for per share data)
  1994 Restated:
    Net sales                     $ 73,111  $ 80,030  $ 79,792  $  86,487
    Gross profit                    16,725    18,871    18,324     18,246
    Net loss:
      Continuing Operations        (13,270)  (13,051)  (10,848)   (48,078)
      Discontinued operations       (7,067)   (4,820)   (4,995)   (64,601)
      Net loss                    $(20,337) $(17,871) $(15,843) $(112,679)
    Loss per share:
      Continuing operations       $  (0.74) $  (0.73) $  (0.61) $   (2.74)
      Discontinued operations        (0.40)    (0.27)    (0.28)     (3.68)
      Net loss                    $  (1.14) $  (1.00) $  (0.89) $   (6.42)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  FINANCIAL SUMMARY

  Net Sales increased $12.2 million or 17% to $85.3 million. Sales increases were achieved at the Snorkel and Scott and Taylor segments, and a small decrease in sales occurred at Interstate Electronics.

  Gross Profit improved $5.5 million to $22.3 million and represented 26.1% to net sales as compared to 22.9% in 1994. All three segments achieved gross profit dollar improvement.

  Selling, General and Administrative expenses improved dramatically. As a percentage of net sales, selling, general and administrative expenses were 16.2% for the first quarter of 1995, compared to 28.0% in 1994. Lower Corporate G&A expense was responsible for substantially all of the improvement.

  Operating income amounted to $4.9 million in 1995, as compared to an operating loss of $6.6 million in 1994.

  The loss from continuing operations for the first three months of 1995 was $8.0 million, or $0.44 per share, as compared with a loss of $13.3 million, or $0.74 per share in 1994. The net loss for the first three months of 1995 was $8.0 million, or $0.44 per share, as compared with a loss of $20.3 million, or $1.14 per share in 1994, which included a $7.0 million loss ($.40 per share) from discontinued operations.

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

  First quarter results of operations for Interstate Electronics were as follows:

                                      (in thousands)
                                                   '95 vs. '94
                                  1995        1994    Change
  Net Sales                     $24,787     $26,483   $(1,696)
    Cost of Sales                17,888      20,170    (2,282)
  Gross Profit on Sales           6,899       6,313       586
    % of Net Sales                27.8%       23.8%
  Operating Expenses:
    Selling, General and Admin.   2,677       2,699       (22)
    Research and Development      2,187       1,519       668
  Total Operating Expenses        4,864       4,218       646
  Operating Profit              $ 2,035     $ 2,095   $   (60)
    % of Net Sales                 8.2%        7.9%

  Discussion of 1995 Compared to 1994

  Net Sales decline reflects the continual drop in federal defense expenditures. The GPS business unit experienced a drop of $1.6 million in sales; however, the profitability for this unit increased due to two major programs: The Manching Range Program for Germany and the Low Rate Initial Production Program for Elgin Air Force Base.

  Selling expenses are higher due to increased activity in bid and proposal effort, and the pursuit of commercial business for bandwidth-on-demand and global positioning systems. General and administrative cost reductions more than offset the selling increases.

  Interstate Electronics' research and development effort is being shifted toward expenses relating to the introduction of two major commercial ventures:

  1) A bandwidth-on-demand Time Divided Multiple Access ("TDMA") mesh network product from the Satellite Communication Systems product line, and

  2) A Flight Management and Navigation Landing System ("FMS") from the Global Positioning Systems product line.

  The expenses in 1994 occurred during the initial product development phase of both products, while 1995 expenses primarily reflect the costs necessary to finalize the products.

  SCOTT AND TAYLOR ENVIRONMENTAL

  Scott manufactures the Scott Air Pak and other life support products for fire fighting and personal protection against industrial contaminants. The air-purifying products provide protection against environmental and safety hazards. Scott is the largest manufacturer of protective breathing equipment, pilot and crew oxygen masks plus emergency oxygen for passengers on commercial, government and private aircraft. Scott is also a leading manufacturer of instruments to detect the presence of combustible or toxic gases and lack of oxygen.

  Taylor is a manufacturer of consumer thermometers, barometers and hygrometers. Taylor also manufactures and sells temperature and environmental measuring and testing devices. In addition to use in scientific laboratories, hospitals and universities, these devices are used in heating, ventilation and air conditioning (HVAC), food service and industrial applications.

  First quarter results of operations for Scott and Taylor Environmental were as follows:

                                          (in thousands)
                                                   '95 vs. '94
                                  1995        1994    Change
  Net Sales                     $30,510     $28,262   $ 2,248
    Cost of Sales                20,565      19,155     1,410
  Gross Profit on Sales           9,945       9,107       838
    % of Net Sales                32.6%       32.2%
  Operating Expenses:
    Selling, General and Admin.   3,764       3,754        10
    Research and Development        772         858       (86)
  Total Operating Expenses        4,536       4,612       (76)
  Operating Profit              $ 5,409     $ 4,495   $   914
    % of Net Sales                17.7%       15.9%


  Discussion of 1995 Compared to 1994

  Net sales increased by 8% due to strong orders for Aviation/Government breathing and oxygen related products. These increased sales were somewhat offset by lower sales of consumer thermometers.

  Cost of sales in 1995 relative to 1994 is slightly favorable due to cost reduction activities and the volume affect of increased sales over fixed costs.

  Selling, General and Administrative expenses have increased slightly as cost reductions mostly offset inflation.

  Research and development expenses are lower due to completion of major new programs commencing in prior years.

  SNORKEL

  Snorkel manufacturers self-propelled aerial work platforms and scissorlifts for use in construction and maintenance activities and self-propelled telescopic and articulating booms. Snorkel also fabricates and services booms that are mounted on fire apparatus to deliver large quantities of water from elevated positions.

  First quarter results of operations for Snorkel were as follows:

                                          (in thousands)
                                                   '95 vs. '94
                                  1995        1994    Change
  Net Sales                     $29,969     $18,366   $11,603
    Cost of Sales                24,560      14,985     9,575
  Gross Profit on Sales           5,409       3,381     2,028
    % of Net Sales                18.0%       18.4%
  Operating Expenses:
    Selling, General and Admin.   1,850       1,569       281
    Research and Development        551         460        91
  Total Operating Expenses        2,401       2,029       372
  Operating Profit              $ 3,008     $ 1,352   $ 1,656
    % of Net Sales                10.0%        7.4%


  Discussion of 1995 Compared to 1994

  Net sales increased 63% due to high domestic market demand for aerial work platforms ("AWP"), rebounding municipal fire service markets, international AWP expansion and continued improvement in output of the production facilities.

  Gross profit amounts improved significantly as compared with 1994 due to the increase in net sales. However, as a percentage of net sales, gross profit declined due to the costs incurred with outsourcing of component parts and the final quarter of operations at the Wathena, Kansas facility. In an effort to curb these additional costs, substantial efforts are underway to insource component products and the relocation of the Wathena, Kansas fabrication plant was completed this quarter.

  Selling, General and Administrative expenses as a percentage of net sales improved over 2 percentage points to approximately 6% despite a 63% increase in net sales.

  Research and development expenses increased due to new product expenditures in both articulating booms and fire service products.

  CORPORATE AND UNALLOCATED COSTS AND EXPENSES

  First quarter Corporate activity and unallocated costs and expenses were as follows:

                                        (in thousands)
                                                   '95 vs. '94
                                 1995        1994     Change
  Cost of Sales                $     -     $ 2,076    $(2,076)

  Selling, General and Admin.  $ 5,539     $12,444    $(6,905)

  Other Expenses (Income):
    Refinancing Costs            4,522       3,431      1,091
    Interest Expense             9,074      10,770     (1,696)
    Interest Income               (844)       (584)      (260)
    Other, Net                     199        (291)       490


  Discussion of 1995 Compared to 1994

  Cost of sales were primarily associated with the centralized manufacturing and technology centers ("Centers") created as part of the factory automation program. These Centers were shut down in 1994 to reduce costs. The costs represent machinery-related rental expenses and, in 1994, inventory was written off.

  Selling, General and Administrative expenses were reduced significantly in 1995. These reductions included legal and professional fees, a 40% reduction in corporate staff, the elimination of two corporate aircraft, and numerous other cost-cutting measures.

  The Refinancing Costs are for professional and lender fees related to the liquidity crisis of late 1993 and the first half of 1994 and the resultant Override Agreement which restructured $487 million of debt and leases on August 1, 1994. The 1995 expenses are predominantly lender fees, while 1994 expenses were for professional fees.

  Interest expense decreased due to lower override debt that was mostly offset by higher interest rates, a short-term factoring line in 1994 that is unused in 1995 and lower mortgage interest.

  Financial Position and Liquidity

  Receivables decreased $2.2 million to $42.8 million, reflecting collections of the sales from the months of November and December in 1994.

  Inventories increased by $4.2 million due to a shortage of vendor supplied quality parts which resulted in unfinished production remaining in inventory over month end.

  Cash flow from operations and working capital were $16.2 million, which was principally the tax refund. The paydown of debt required $41.2 million, which was funded by proceeds from divestitures and the tax refund.

  Expenditures for property, plant and equipment were $2.3 million for continuing operations ($13.4 million for all operations) in 1995. Continuing operations' expenditures are anticipated to be between $9.0 and $15.0 million for the year. The primary focus of 1995 expenditures is for improvements in manufacturing efficiencies and tooling related to the production of new products. Capital for these expenditures is expected to be provided from internally generated funds.

  As discussed in the Notes to the consolidated financial statements, the Company completed a complex debt refinancing, which was initiated in December, 1993 and completed on August 1, 1994. This refinancing precludes the Company from incurring additional indebtedness and did not provide additional financing to the Company; rather, it specified repayment and other terms through June 30, 1995.

  The Company has completed negotiations with lenders that are party to its override credit facility (see footnote 4 of Notes to the Financial Statements) to extend the Override Agreement from June 30, 1995 to January 1, 1996. The Company intends to sell in 1995 those businesses whose net assets are presented in the Company's balance sheet as Net Assets Related to Discontinued Operations, and will use a substantial portion of the proceeds to amortize the debt throughout the remainder of 1995. The aforementioned extension will allow the Company to operate in a more orderly manner in enhancing the profitability of the continuing business segments and in divesting the discontinued businesses and reducing corporate overhead. The Company continues to make progress in implementing actions aimed at restoring overall profitability.

  Through May 15, 1995, the Company has sold five businesses, Figgie Power Systems, Figgie Acceptance, Spaceguard Products, Figgie/Alfa Packaging Systems, and Medical Centers, and used the proceeds to reduce debt. The Company has signed letters of intent for the sale of two other businesses, executed a definitive agreement for one business and has distributed offering memorandums for the remaining businesses.

  Liquidity from unrestricted cash as of March 31, 1995 was $30.2 million. Cash requirements from operations along with the high but diminishing costs of interest and fees to service outstanding debt requires the timely divestiture of the discontinued operations. As these entities are divested, the Company will continue to paydown its outstanding debt and benefit from lower operating expenses. In addition to the unrestricted cash, the Company also has additional unused borrowing facilities of approximately $13.6 million.

  PART II.   OTHER INFORMATION


  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)  List of Exhibits

       27.0  Financial Data Schedule

   (b)  Reports on Form 8-K filed during the quarter

     - Form 8-K dated February 7, 1995, filed February 22, 1995 under Item 2 and setting forth pro forma financial information under Item 7.

     - Form 8-K dated February 15, 1995, filed March 31, 1995, setting forth a press release exhibit.

                             SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Figgie International Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       FIGGIE INTERNATIONAL


                                       By: /s/ Steven L. Siemborski
                                         Steven L. Siemborski
                                         Senior Vice President and
                                         Chief Financial Officer
                                         (Duly Authorized and
                                         Principal Financial Officer)
  Date: May 15, 1995