Form 10-Q
period 1995-06-30
FIGGIE INTERNATIONAL INC /DE/
filed 1995-08-08
CIK 720032

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C.

                                 FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES ACT OF 1934


For the quarter ended June 30, 1995 Commission file number 1-8591


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


                          (216) 953-2700
           Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes    X       No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.


        Class                     Outstanding as of July 10, 1995

Class A Common Stock, par value $.10 per share         13,667,064
Class B Common Stock, par value $.10 per share          4,726,669
                                                       18,393,733

                         FIGGIE INTERNATIONAL INC.


                                   INDEX


                                                      Page No.
PART I.  FINANCIAL INFORMATION


   Consolidated Statements of Income for the Six Months
     Ended June 30, 1995 and 1994                            3


   Consolidated Statements of Income for the Three Months
     Ended June 30, 1995 and 1994                            4


   Consolidated Balance Sheets at June 30, 1995
     and December 31, 1994; and Pro Forma Consolidated
     Balance Sheet at June 30, 1995                        5-6


   Consolidated Statements of Cash Flows
     for the Six Months Ended June 30, 1995 and 1994         7


   Notes to Consolidated Financial Statements             8-14


   Management's Discussion and Analysis of
     Financial Condition and Results of Operations       15-21


PART II.  OTHER INFORMATION                                 22

                         FIGGIE INTERNATIONAL INC.
                     CONSOLIDATED STATEMENTS OF INCOME
                     FOR THE SIX MONTHS ENDED JUNE 30,
                   (in thousands, except per share data)
                                (Unaudited)


                                            1995       1994
CONTINUING OPERATIONS:
Net Sales                                 $173,956   $153,141
  Cost of Sales                            129,760    117,545
Gross Profit on Sales                       44,196     35,596

Operating Expenses:
  Selling, General and Administrative       26,321     35,897
  Research and Development                   6,507     11,411
Total Operating Expenses                    32,828     47,308

Operating Income (Loss)                     11,368    (11,712)

Other Expense (Income):
   Refinancing Costs                        10,050      7,948
   Interest Expense                         16,629     21,070
   Interest Income                          (1,425)    (1,534)
   Other, Net                                  (18)       (58)

Loss before Income Tax Benefit             (13,868)   (39,138)

Income Tax Benefit                              -      12,817

Loss from Continuing Operations            (13,868)   (26,321)

Loss from Discontinued Operations,
  net of tax                                     -    (11,887)

Net Loss                                  $(13,868)  $(38,208)

Weighted Average Shares                     18,106     17,811

Per Share Data
Loss from Continuing Operations           $   (.77)  $  (1.47)
Loss from Discontinued Operations               -        (.67)
Net Loss                                  $   (.77)  $  (2.14)







See Notes to Consolidated Financial Statements.

                         FIGGIE INTERNATIONAL INC.
                     CONSOLIDATED STATEMENTS OF INCOME
                    FOR THE THREE MONTHS ENDED JUNE 30,
                   (in thousands, except per share data)
                                (Unaudited)


                                            1995       1994
CONTINUING OPERATIONS:
Net Sales                                 $ 88,690   $ 80,030
  Cost of Sales                             66,747     61,159
Gross Profit on Sales                       21,943     18,871

Operating Expenses:
  Selling, General and Administrative       12,491     15,431
  Research and Development                   2,997      8,574
Total Operating Expenses                    15,488     24,005

Operating Income (Loss)                      6,455     (5,134)

Other Expense (Income):
   Refinancing Costs                         5,528      4,517
   Interest Expense                          7,555     10,300
   Interest Income                            (581)      (950)
   Other, Net                                 (217)       233

Loss before Income Tax Benefit              (5,830)   (19,234)

Income Tax Benefit                               -      6,183

Loss from Continuing Operations             (5,830)   (13,051)

Loss from Discontinued Operations,
  net of tax                                      -    (4,820)

Net Loss                                  $ (5,830)  $(17,871)

Weighted Average Shares                     18,117     17,766

Per Share Data
Loss from Continuing Operations           $   (.32)  $   (.73)
Loss from Discontinued Operations                -       (.27)
Net Loss                                  $   (.32)  $  (1.00)







See Notes to Consolidated Financial Statements.

                          FIGGIE INTERNATIONAL INC.
                         CONSOLIDATED BALANCE SHEETS
                     JUNE 30, 1995 AND DECEMBER 31, 1994
                                (in thousands)

                                                Pro Forma
                                      June 30,   June 30,    Dec. 31,
                                        1995       1995        1994
                                    (Unaudited)(Unaudited)

                                                  Note 2
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents            $   9,615  $  50,615  $  28,611
Restricted Cash                         16,599     23,599     18,716
Trade Accounts Receivable,
 less Allowance for Uncollectible
 Accounts of $376 in 1995
 and $259 in 1994                       44,450     44,450     44,994
Inventories                             43,236     43,236     38,845
Prepaid Expenses                         3,912      3,912      3,225
Recoverable Income Taxes                     -          -      8,108
Net Assets Related to
 Discontinued Operations               203,625    116,625    298,411
   Total Current Assets                321,437    282,437    440,910

PROPERTY, PLANT AND EQUIPMENT
Land and Land Improvements              24,874     24,874     29,699
Buildings and Leasehold Improvements    44,046     44,046     46,024
Machinery and Equipment                 67,042     67,042     70,587
                                       135,962    135,962    146,310
Accumulated Depreciation               (44,023)   (44,023)   (42,385)
                                        91,939     91,939    103,925
Property under Capital Leases, less
 Accumulated Depreciation of $4,313
 in 1995 and $4,709 in 1994              1,914      1,914      2,158
   Net Property, Plant and Equipment    93,853     93,853    106,083

OTHER ASSETS
Deferred Divestiture Proceeds           25,256     32,256     19,190
Prepaid Pension Costs                   10,571     10,571      9,964
Prepaid Rent on Leased Equipment        17,075     17,075     17,075
Intangible Assets                       19,845     19,845     20,244
Cash Surrender Value of
 Insurance Policies                     11,108     11,108     10,576
Non-current Receivables                  5,700      5,700      5,920
Prepaid Finance Costs                    4,017      4,017      8,291
Other                                    8,508      8,508      6,211
   Total Other Assets                  102,080    109,080     97,471

Total Assets                         $ 517,370  $ 485,370  $ 644,464

                          FIGGIE INTERNATIONAL INC.
                         CONSOLIDATED BALANCE SHEETS
                     JUNE 30, 1995 AND DECEMBER 31, 1994
                       (in thousands, except par value)

                                                Pro Forma
                                      June 30,   June 30,    Dec. 31,
                                        1995       1995        1994
                                    (Unaudited)(Unaudited)

                                                  Note 2
LIABILITIES

CURRENT LIABILITIES
Debt Due Within One Year             $  81,780  $  49,780  $ 171,641
Accounts Payable                        55,798     55,798     55,398
Accrued Insurance Reserves              15,007     15,007     16,889
Accrued Liabilities and Expenses        55,070     55,070     64,706
Current Maturities of Long-term Debt     5,931      5,931      7,179
   Total Current Liabilities           213,586    181,586    315,813

Long-term Debt                         226,147    226,147    234,491
Other Non-current Liabilities           25,738     25,738     28,938
  Total Liabilities                    465,471    433,471    579,242

STOCKHOLDERS' EQUITY
Preferred Stock, $1.00 Par Value;
   Authorized, 3,217 Shares;
   Issued and Outstanding, None              -          -          -
Class A Common Stock, $.10 Par Value;    1,361      1,361      1,370
   Authorized, 18,000 Shares;
   Issued and Outstanding
   1995 - 13,610; 1994 - 13,695
Class B Common Stock, $.10 Par Value;      473        473        471
   Authorized, 18,000 Shares;
   Issued and Outstanding
   1995 - 4,726; 1994 - 4,715
Capital Surplus                        108,854    108,854    110,518
Accumulated Deficit                    (57,066)   (57,066)   (43,198)
Unearned Compensation                   (1,916)    (1,916)    (3,829)
Cumulative Translation Adjustment          193        193       (110)
  Total Stockholders' Equity            51,899     51,899     65,222

Total Liabilities and
 Stockholders' Equity                $ 517,370  $ 485,370  $ 644,464






See Notes to Consolidated Financial Statements.

                           FIGGIE INTERNATIONAL INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30
                                 (in thousands)
                                  (Unaudited)

                                                      1995       1994
Operating Activities:
  Loss from Continuing Operations                 $ (13,868) $ (26,321)
  Loss from Discontinued Operations                       -    (11,887)
  Adjustments to Reconcile Net Loss to Net
   Cash Provided (Used) by Operating Activities:
    Depreciation and Amortization                     3,412     19,328
    Amortization of Unearned Compensation               416      4,101
   Other, Net                                           480     (1,002)
   Changes in Operating Assets and Liabilities:
    Trade Accounts Receivable                        (2,242)       563
    Allowance for Uncollectible Accounts                126        484
    Finance Receivables                                 391      4,699
    Inventories                                      (4,154)    (4,344)
    Prepaid Items                                     5,214     (6,280)
    Prepaid Pension Cost                               (647)      (800)
    Other Assets                                      5,205     16,418
    Accounts Payable                                 (2,614)   (15,349)
    Accrued Liabilities and Expenses                 (4,386)   (10,156)
    Accrued Income Taxes                             15,269     16,331
    Other Liabilities                                (4,234)       429
    Net Cash Used by Operating Activities            (1,632)   (13,786)

Investing Activities:
  Capital Expenditures for Continuing Operations     (3,448)    (7,785)
  Capital Expenditures for Discontinued Operations  (18,202)    (9,596)
  Proceeds from Sale of Property,
   Plant and Equipment                               10,858      4,613
  Proceeds from Business Divestitures                87,441     35,651
  (Purchases) Sales of Securities by
   Insurance Subs.                                     (303)       (63)
Net Cash Provided by Investing Activities            76,346     22,820

Financing Activities:
  Proceeds from Debt                                  3,874      2,722
  Principal Payments on Debt                       (103,327)    (6,666)
  Borrowings Under Notes Payable, Net                     -     38,518
  Common Stock Transactions, Net                       (174)      (348)
Net Cash (Used) Provided by Financing Activities    (99,627)    34,226

Net Increase in Cash and Cash Equivalents           (24,913)    43,260
Cash and Cash Equivalents at Beginning of Year       68,300     33,816
Cash and Cash Equivalents at End of Period        $  43,387  $  77,076

- Continuing Operations - Unrestricted            $   9,615  $  67,764
- Continuing Operations - Restricted              $  16,599  $   1,862
- Discontinued Operations                         $  10,873  $  10,450
- Deferred Divestiture Proceeds                   $   6,300  $       -


See Notes to Consolidated Financial Statements.

                FIGGIE INTERNATIONAL INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The financial information included herein has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and properly reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to present a fair statement of the financial position and results of operations for the periods covered by this report. The results of operations for the three months and six months ended June 30, 1995 are not necessarily indicative of the results to be expected for the entire year.


(1) Summary of Significant Accounting Policies:

The financial statements for the three months and six months ended June 30, 1995 have been prepared in accordance with the accounting policies described in Note 1 of the Notes to Consolidated Financial Statements appearing in Figgie International Inc.'s 1994 Form 10-K, except that the pro forma column of the balance sheet also gives effect to the proceeds of recent dispositions (See Note 2).


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

Through June 30, 1995, the Company sold through unrelated sales transactions the following businesses: Figgie Acceptance; Figgie Power Systems; Spaceguard Products; Figgie/Alfa Packaging Systems; Figgie Financial Services; Medcenter Management Services; and American LaFrance.

Proceeds and other considerations from sales transactions which will be paid to the Company upon fulfillment of contractual provisions, the passage of time, or the occurrence of future events have been recorded as non-current assets. Amounts consist principally of cash held in bank escrow accounts or held back by purchasers to support indemnification provisions and final purchase price determinations and cash due to the Company from future tax benefits under tax sharing agreements with purchasers.

On July 21, 1995, the Company completed the sale of Safway Steel Products and Figgie Fire Protection Services in unrelated transactions. The sales price was $126 million, net of transaction expenses, of which $39 million was used to pay off operating leases. Of the remaining $87 million, $7 million represents cash deposited in escrow accounts as deferred divestiture proceeds, $41 million represents cash retained by the Company, $32 million was applied to repay bank debt and $7 million represents cash restricted as collateral for letters of credit. The pro forma presentation gives effect to the July 21 transactions as if they had occured as of June 30, 1995.

Net Assets Related to Discontinued Operations consist primarily of accounts receivable, contracts in process, oil and gas interests, inventory, property, plant and equipment, and significant, specialized machinery, net of current liabilities of these businesses. Realization of these discontinued assets is based on management's best estimate and is subject to market conditions, timing and negotiations.


(3) Inventories:
  Inventories are summarized as follows:
                                           (in thousands)
                                         June 30,  Dec. 31,
                                           1995      1994
  Manufacturing Inventories:
    Raw materials                       $  22,542 $  21,509
    Work in process                         9,218     6,138
    Finished goods                         13,273    11,219
    Inventory reserves                     (2,130)   (1,532)
    Total manufacturing inventories        42,903    37,334
  Inventories applicable to
    government contracts                  215,411   207,632
      Less:  Progress payments           (215,078) (206,121)
      Net contracts in process                333     1,511
      Total Inventories                 $  43,236 $  38,845


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

On March 31, 1995, the Override Agreement was amended (the "Second Amendment"), to extend the expiration date to January 1, 1996, set principal amortization payments throughout 1995, reset the net worth, cash flow and capital expenditure financial covenants with amounts applicable to the Company's continuing operations and to permit the Company to incur additional indebtedness as defined. Also, effective March 31, 1995, the 2% interest payment deferral was terminated and the amount due was paid in April. Fees due under the original agreement and extension fees will require a refinancing cost of approximately $11.6 million in 1995 of which $10.1 million was expensed as of June 30, 1995.

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

At June 30, 1995, all required restrictions and financial covenants have been satisfied.

(5)  Debt Due Within One Year:

Debt due within one year is as follows:
                                  (in thousands)
                            6/30/95              12/31/94
                                  Average             Average
                    Outstanding     Rate  Outstanding   Rate
 Override Debt        $ 81,448       11.0%  $167,364    10.50%
 Other Debt                332        9.0%     4,277     9.85%
 Total                $ 81,780              $171,641

The Company has a receivable-based credit facility which permits borrowings of up to $20.0 million based on the balances of certain divisions' receivables. No amounts were borrowed during the six-month period ended June 30, 1995. At June 30, 1995, $13.0 million was available under this facility.

(6) Long-Term Debt:

Total long-term debt at June 30, 1995 and December 31, 1994
consisted of the following:
                                        (in thousands)
                                      1995          1994
  9.875% Senior Notes due 1999      $174,000      $174,000
  10.375% Debentures due 1998          8,000         9,500
  Mortgage notes                      46,787        53,076
  Obligations under capital leases     3,291         4,889
  Other debt and notes                     -           205
     Total                           232,078       241,670
  Less - current maturities           (5,931)       (7,179)
  Long-term debt                    $226,147      $234,491


Mortgage notes secured by real property are due at various dates through 2009 and bear interest at rates ranging from 7.5% to 12.25%. During the period ended June 30, 1995, $4.2 million of mortgage notes were paid-off in connection with divested business units.


(7) Leases:

The Company leases a substantial amount of manufacturing equipment under operating lease arrangements. All monthly rent and other payments due under all leases have been made, and are current through June 30, 1995.

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

The changes in rental commitments under operating leases from those as of December 31, 1994 to those as of June 30, 1995 are as follows (in millions):

                                             Actual   Pro Forma
                                                       (Note 2)
 Rental commitments under operating leases
  at December 31, 1994, including $120.6
  related to discontinued operations         $155.7      $155.7

 Payments to lessors                           18.3        18.3

 Elimination of rental commitments
  through sale of underlying assets
  or assignment of leases to purchasers        36.6        75.6

 Rental commitments under operating leases
  at June 30, 1995, including $70.4 million
  ($31.4 million pro forma) related to
  discontinued operations                    $100.8      $ 61.8


Funds to pay the $70.4 million ($31.4 million pro forma) of lease obligations related to discontinued operations are expected to be provided primarily through the divestiture proceeds of those businesses. With respect to machinery and equipment that is not purchased or is presently not utilized or underutilized, the Company expects to satisfy the rental payments through its internal funds until such equipment is sold, subleased or assigned.

(8) Contingent Liabilities:

As previously reported, the Federal Trade Commission sought consumer redress in connection with the sale of heat detectors manufactured by the Company's Interstate Engineering division. The Company paid consumer refunds totaling approximately $3.9 million through a previously established letter of credit pursuant to a redress program which has been substantially concluded. The Company had established an accrual and no additional material charges are anticipated.

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

In two separate suits reported in the Company's 1993 Form 10-K Annual Report, three stockholders of the Company filed derivative complaints on October 13 and December 2, 1993 in the Common Pleas Court of Lake County, Ohio, seeking recovery on behalf of the Company for alleged self-dealing, waste of corporate assets, financial statement over-statements, gross mismanagement and participation or acquiescence in such practices by Directors of the Company, all of whom were named as defendants. The Court consolidated the two suits and subsequently dismissed them with respect to all defendants. The plaintiffs appealed the Court's decision and the parties reached an agreed upon setttlement, the principal terms of which were included in a notice mailed to the Company's stockholders of record. The notice also provided information for the procedure to be followed by any stockholder who wished to object to the terms of the settlement. The approval of the terms of the settlement is presently under consideration by the Court.

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

On December 19, 1994 the Company, its subsidiary Figgie Properties Inc. and the Richard E. Jacobs Group filed an action against the City of Cleveland seeking specific performance of a 1989 Master Development Agreement pertaining to a proposed real estate project known as Chagrin Highlands. The Company's complaint also seeks a declaratory judgment that the Master Development Agreement is in full force and effect and asks for an injunction preventing the City from interfering with the rights of the plaintiffs under that Agreement as well as compensatory damages in the amount of $100 million. The City of Cleveland filed a motion to dismiss the Company's complaint and on May 1, 1995, the Court denied the City's motion to dismiss the complaint and granted its motion to dismiss the Jacobs Group as a party plaintiff.

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

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS SUMMARY

                         1st Qtr.  2nd Qtr.  Six Mos. Six Mos.  2nd Qtr.
(in thousands)             1995      1995      1995     1994      1994

Net Sales                $85,266   $88,690  $173,956 $153,141   $80,030
 Cost of Sales            63,013    66,747   129,760  117,545    61,159
Gross Profit on Sales     22,253    21,943    44,196   35,596    18,871
 % of Net Sales             26.1%     24.7%     25.4%    23.2%     23.6%
Operating Expenses:
 Selling, General & Admin.13,830    12,491    26,321   35,897    15,431
 Research and Development  3,510     2,997     6,507   11,411     8,574
Total Operating Expenses  17,340    15,488    32,828   47,308    24,005
Operating Income (Loss)  $ 4,913   $ 6,455  $ 11,368 $(11,712)  $(5,134)
  % of Net Sales             5.8%      7.3%      6.5%   (7.6%)    (6.4%)


Discussion of 1995 Compared to 1994:

For the first six months of 1995, net sales increased $20.8 million from the same period in 1994, or 14%, to $174.0 million. Sales increases were achieved at the Snorkel and Scott/Taylor segments, and a small decrease in sales occurred at Interstate Electronics. The 1995 second quarter sales were $8.7 million or 11% higher when compared to 1994 second quarter. Net Sales increased $3.4 million or 4% to $88.7 million in the second quarter as compared to the first quarter.

Gross Profit for the six months improved $8.6 million to $44.2 million and represented 25.4% to net sales as compared to 23.2% in 1994. All three segments achieved gross profit dollar improvement.

Selling, General and Administrative expenses improved dramatically. As a percentage of net sales, selling, general and administrative expenses were 15.1% in 1995, compared to 23.4% in 1994. Lower Corporate G&A expense was responsible for substantially all of the improvement.

Operating Income amounted to $11.4 million in 1995, as compared to an operating loss of $11.7 million in 1994.

The loss from continuing operations and the net loss for the six months and three months ended June 30, 1995 was $13.9 million and $5.8 million, respectively, as compared with a loss from continuing operations of $26.3 million and $13.1 million for comparable periods in 1994, and a net loss of $38.2 million and $17.9 million for the six months and three months ended June 30, 1994.

SEGMENT INFORMATION

The Company is a manufacturer of technology-driven products with operations in three reporting segments, Interstate Electronics Corporation, Scott/Taylor Environmental, and Snorkel. The results of operations are most meaningful when analyzed and discussed in this manner.

INTERSTATE ELECTRONICS CORPORATION

Interstate Electronics develops and produces sophisticated telemetry, instrumentation, and data recording systems and position measuring systems, Global Positioning Systems ("GPS") for the U.S. Navy's Polaris/Poseidon, TRIDENT, and TRIDENT II ships; precise GPS for aircraft and turnkey test ranges; and GPS for commercial and business aircraft navigation and landing systems. Interstate Electronics also designs and produces plasma, liquid crystal, and cathode-ray tube display systems for a variety of shipboard and aircraft applications. In addition, Interstate Electronics develops sophisticated bandwidth-on-demand satellite communication modems and terminals for both government and commercial applications.

The results of operations for Interstate Electronics were as follows:

                         1st Qtr.  2nd Qtr.  Six Mos. Six Mos.  2nd Qtr.
(in thousands)             1995      1995      1995     1994      1994

Net Sales                 $24,787   $26,934   $51,721 $53,301   $26,818
 Cost of Sales             17,888    19,627    37,515  40,543    20,373
Gross Profit on Sales       6,899     7,307    14,206  12,758     6,445
 % of Net Sales             27.8%     27.1%     27.5%    23.9%     24.0%
Operating Expenses:
 Selling, General & Admin.  2,677     3,110     5,787   5,720     3,021
 Research and Development   2,187     1,748     3,935   8,667     7,148
Total Operating Expenses    4,864     4,858     9,722  14,387    10,169
Operating Income (Loss)   $ 2,035   $ 2,449   $ 4,484 $(1,629)  $(3,724)
  % of Net Sales             8.2%      9.1%      8.7%   (3.1%)   (13.9%)

Discussion of 1995 Compared to 1994:

Net Sales declines for the six months continues to reflect the general slowdown in the military business. Both the Strategic Weapons Systems ("SWS") and the Displays businesses have experienced decreased sales in the first six months, $2.2 million and $2.6 million, respectively. In the second quarter, however, the GPS business achieved an increase of sales by $4.5 million due to the Manching Range Program (for Germany) and the Low Rate Initial Production Program (for Eglin Air Force Base). This performance, coupled with an improved gross profit in both SWS and Displays, accounted for the overall gross profit improvement in the 1995 amounts.

Research and Development expenses were much higher in 1994 due to the initial product development phase of two major commercial ventures: 1) a bandwidth-on-demand Time Divided Multiple Access ("TDMA") mesh network product from the Satellite Communication Systems business, and 2) a Flight Management and Navigation Landing Systems ("FMS") from the GPS business. The 1995 expenses primarily reflect the costs necessary to finalize these products. The TDMA is scheduled for a public demonstration in the Fall of 1995, while the FMS is undergoing FAA certification.

SCOTT/TAYLOR ENVIRONMENTAL

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

The results of operations for Scott/Taylor Environmental were as follows:
                         1st Qtr.  2nd Qtr.  Six Mos. Six Mos.  2nd Qtr.
(in thousands)             1995      1995      1995     1994      1994

Net Sales                 $30,510   $32,056   $62,566 $57,475   $29,213
 Cost of Sales             20,565    21,838    42,403  38,534    19,379
Gross Profit on Sales       9,945    10,218    20,163  18,941     9,834
 % of Net Sales             32.6%     31.9%     32.2%    33.0%     33.7%
Operating Expenses:
 Selling, General & Admin.  3,764     3,947     7,711   7,563     3,809
 Research and Development     772       664     1,436   1,821       963
Total Operating Expenses    4,536     4,611     9,147   9,384     4,772
Operating Income          $ 5,409   $ 5,607   $11,016 $ 9,557   $ 5,062
  % of Net Sales            17.7%     17.5%     17.6%    16.6%     17.3%

Discussion of 1995 Compared to 1994:

Net Sales for the first six months of 1995 increased by 9% compared to last year (10% increase for the second quarter) due to strong orders for oxygen products from Aviation customers, as well as orders for emergency breathing equipment from Government customers.

Gross Margin for the six months and second quarter periods is down slightly due to the lower margin of Aviation and Government sales compared to Health/Safety and commercial thermometer products.

Selling, General and Administrative expenses have increased slightly.

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

The results of operations for Snorkel were as follows:

                         1st Qtr.  2nd Qtr.  Six Mos. Six Mos.  2nd Qtr.
(in thousands)             1995      1995      1995     1994      1994

Net Sales                 $29,969   $29,700   $59,669 $42,365   $23,999
 Cost of Sales             24,560    25,282    49,842  34,750    19,765
Gross Profit on Sales       5,409     4,418     9,827   7,615     4,234
 % of Net Sales             18.0%     14.9%     16.5%    18.0%     17.6%
Operating Expenses:
 Selling, General & Admin.  1,850     1,989     3,839   3,056     1,487
 Research and Development     551       585     1,136     923       463
Total Operating Expenses    2,401     2,574     4,975   3,979     1,950
Operating Income          $ 3,008   $ 1,844   $ 4,852 $ 3,636   $ 2,284
 % of Net Sales             10.0%      6.2%      8.1%     8.6%      9.5%

Discussion of 1995 Compared to 1994:

Net Sales increased 41% for the six months (24% for the second quarter) compared to last year due to high domestic market demand for aerial work platforms ("AWP"), rebounding international AWP markets and continued improvement in plant output.

Gross Profit amounts improved as compared with 1994 periods due to increased sales. However, as a percentage of net sales, gross profits for both the six months and the second quarter declined due to higher manufacturing costs. This is due to longer-than-anticipated outsourcing of parts, manufacturing inefficiencies and inventory costing adjustments.

Selling, General and Administrative expenses, as a percentage of net sales, remained favorable over the same six months in 1994 with higher sales.

Research and Development expenses increased due to new product expenditures in both articulating booms and fire service products.

CORPORATE AND UNALLOCATED COSTS AND EXPENSES

Corporate activity and unallocated costs and expenses were as follows:


                         1st Qtr.  2nd Qtr.  Six Mos. Six Mos.  2nd Qtr.
(in thousands)             1995      1995      1995     1994      1994

Cost of Sales             $    -    $    -    $    -  $ 3,718   $ 1,642

Selling, General & Admin. $5,539    $3,445    $8,984  $19,558   $ 7,114

Other Expenses (Income):
 Refinancing Costs         4,522     5,528    10,050    7,948     4,517
 Interest Expense          9,074     7,555    16,629   21,070    10,300
 Interest Income            (844)     (581)   (1,425)  (1,534)     (950)
 Other, Net                  199      (217)      (18)     (58)      233


Discussion of 1995 Compared to 1994:

Cost of Sales were primarily associated with the centralized manufacturing and technology centers ("Centers") created as part of the factory automation program. These Centers were shut down in 1994 to reduce costs. The 1994 costs represent machinery-related rental expenses and inventory that was written off.

Selling, General and Administrative expenses were reduced significantly in 1995. These reductions included numerous cost-cutting measures, principally, legal and professional fees, a 40% reduction in corporate staff and the elimination of corporate aircraft and, in the second quarter of 1995, the reversal of the 1994 bonus accrual ($1.4 million). In the second quarter, the Company paid only required bonuses and did not pay discretionary bonuses following the 1994 consolidated loss; accordingly, the accrual was reversed.

Refinancing Costs are for professional and lender fees related to the liquidity crisis of late 1993 and the first half of 1994 and the resultant Override Agreement which restructured $487 million of debt and leases on August 1, 1994. The 1995 expenses are predominantly lender fees, while 1994 expenses were for professional fees.

Interest Expense decreased due to lower Override debt, offset somewhat by higher interest rates, a short-term line in 1994 that was unused in 1995 and lower mortgage interest.

FINANCIAL POSITION AND LIQUIDITY

Accounts Receivable at June 30, 1995 are at approximately the same level as of the end of the year. Given the increase in sales, this demonstrates an improvement in collections, as Days Sales
Outstanding improved from 45 to 43 days.

Inventories increased by $4.4 million due to a shortage of vendor supplied quality parts which resulted in unfinished production remaining in inventory.

Cash from operations and working capital required $1.6 million, consisting of a loss from operations (due to refinancing and interest payments) mostly offset by the tax refund. The paydown of debt required $99.5 million, which was funded by proceeds from divestitures, miscellaneous asset sales, and the tax refund.

Expenditures for property, plant and equipment were $3.4 million for continuing operations ($18.2 million for discontinued operations) in 1995. Continuing operations' expenditures are anticipated to be between $9.0 and $15.0 million for the year. The primary focus of 1995 expenditures is for improvements in manufacturing efficiencies and tooling related to the production of new products. Capital for these expenditures is expected to be provided from internally generated funds.

As discussed in Note 4 to the Consolidated Financial Statements, the Company completed a complex debt refinancing, which was initiated in December, 1993, completed on August 1, 1994 and amended on December 5, 1994 and March 31, 1995. This refinancing precludes the Company from incurring additional indebtedness and did not provide additional financing to the Company; rather, it specifies repayment and other terms through January 1, 1996. The Company has been selling in 1995 those businesses whose net assets are presented in the Company's balance sheet as Net Assets Related to Discontinued Operations, and using a substantial portion of the proceeds to amortize the debt throughout the remainder of 1995. The Override agreement allows the Company to operate in a more orderly manner in enhancing the profitability of the continuing business segments and in divesting the discontinued businesses and reducing corporate overhead. The Company continues to make progress in implementing actions aimed at restoring overall profitability.

Net Assets Related to Discontinued Operations at June 30, 1995 is $204 million, a decrease of $94 million from $298 million at the beginning of the year. The divestitures of seven businesses -- Figgie/Alfa Packaging Systems, Figgie Power Systems, Figgie Acceptance, American LaFrance, Medcenter Management Services, Spaceguard Products, and Figgie Financial Services -- account for this decrease. The proceeds from these divestitures, a tax refund of $15 million, offshore cash, and operating cash were used to pay down Override debt and mortgages by $99 million since year-end 1994. The $77 million of debt amortization in the second quarter was made by June 30 in accordance with the Override agreement. All financial covenants have been satisfied.

Liquidity from unrestricted cash as of June 30, 1995 was $9.6 million. Cash requirements from operations, along with the high but diminishing costs of interest and fees to service outstanding debt, requires the timely divestiture of the rest of the discontinued operations. As these entities are divested, the Company will continue to paydown its outstanding debt and benefit from lower operating expenses. In addition to unrestricted cash, as of June 30, 1995, the Company also had additional unused borrowing facilities of approximately $13.0 million.

On July 21, 1995, the Company completed the sales of two material businesses that materially improved its liquidity and reduced its debt and lease obligation levels. As stated in Footnote 2 to the Consolidated Financial Statements, on July 21, 1995, the Company completed the sale of Safway Steel Products and Figgie Fire Protection Services. The sales price was $126 million, net of transaction expenses, of which $39 million was used to pay off operating leases. Of the remaining $87 million, $7 million represents cash deposited in escrow accounts as deferred divestiture proceeds, $41 million represents cash retained by the Company, $32 million was applied to repay bank debt, and $7 million represents cash restricted as collateral for letters of credit.
The pro forma balance sheet presentation gives effect to the July 21 transactions as if they had occured as of June 30, 1995.

PART II.   OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  List of Exhibits

             27.0  Financial Data Schedule

     (b)  Reports on Form 8-K filed during the quarter

             None.

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

Date: August 8, 1995