Form 10-K/A
period 1994-12-31
FIGGIE INTERNATIONAL INC /DE/
filed 1995-09-26
CIK 720032

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A
                                Amendment No. 3
(Mark One)
 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
     For the fiscal year ended     December 31, 1994
                                      OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
     For the transition period from _______________ to _______________

                       Commission File Number:  1-8591

                          FIGGIE INTERNATIONAL INC.
            (Exact name of registrant as specified in its charter)

          Delaware                                       52-1297376
 (State or other jurisdiction of incorporation       (I.R.S. Employer
   or organization)                                   Identification No.)

              4420 Sherwin Road
              Willoughby, Ohio                             44904
     (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code:         (216) 953-2700

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
____________________________________________________________________________
Class A Common Stock, Par Value $0.10 Per share
                               (13,670,916 shares outstanding as of 4/10/95)
Class B Common Stock, Par Value $0.10 Per share
                               (4,724,869 shares outstanding as of 4/10/95)

                           FIGGIE INTERNATIONAL INC.



         Figgie International Inc., the registrant, hereby amends the following items and exhibit of its Annual Report on Form 10-K for 1994 as set forth in the pages attached hereto:



         Exhibit 10(n)

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  FIGGIE INTERNATIONAL INC.
                                  (Company)


Date:    September 26, 1995       By:  /s/ Steven L. Siemborski
                                  Steven L. Siemborski
                                  Senior Vice President and
                                  Chief Financial Officer


                         SECOND AMENDMENT

                     Dated as of March 31, 1995
                               to
                     Override Agreement dated as
                         of June 30, 1994


       This Second Amendment (the "Second Amendment"), dated as of March 31, 1995, is made among Figgie International Inc. (the "Company"), a Delaware corporation, on behalf of itself and certain of its subsidiaries listed on Schedule I to the Agreement, Figgie Acceptance Corporation ("FAC"), on behalf of itself and the FAC Subsidiaries, the Override Agent, the FAC Collateral Agent, the Subject Lenders and the Subject Agents.

                        W I T N E S S E T H :

       WHEREAS, the parties hereto have entered into an Override
  Agreement, dated as of June 30, 1994 (as amended, the "Agreement"); and

       WHEREAS, subject to the terms and provisions hereof, the parties hereto desire to modify certain terms and conditions of the Agreement as more specifically set forth in this Second
  Amendment;

       NOW, THEREFORE, in consideration of the agreements herein contained, the parties hereto hereby agree as follows:

                              ARTICLE I

                             DEFINITIONS

       Section 1.01. Certain Definitions. The following term when used in this Second Amendment and the Agreement shall have the following meaning:

       Second Amendment Effective Date shall, subject to the occurrence of all of the conditions set forth in Article
         III of this Second Amendment, be March 31, 1995.

       Section 1.02. Other Definitions. Terms for which meanings are provided in the Agreement are, unless otherwise defined herein or the context otherwise requires, used in this Second
  Amendment with such meanings.

                             ARTICLE II

                       AMENDMENTS TO AGREEMENT

       Effective on the Second Amendment Effective Date, the
  Agreement is hereby amended in accordance with Sections 2.01 through
  2.15 below; except as so amended, the Agreement shall continue in full force and effect.

       Section 2.01.  Amendment to Section 1.1 (Definitions).  Section
  1.1 is amended by amending the following defined terms as set forth below:

       Adjusted Operating Cash Flow and Adjusted Operating Cash
         Flow for Continuing Operations shall be deleted and replaced by the following term: Operating Cash
         Flow. For any fiscal period, an amount equal to the cash flow of the Continuing Operations adjusted for (i) the charges or credits in that period on their books for debt service, intercompany cost of money and pension charges, and (ii) the charges or credits pertaining to their business in that period on the corporate books for accruals, valuation, and bonuses all as more fully described in and consistent with the Business Plan.

       Business Plan. The divestiture plan delivered to the Subject Lenders at the February 28, 1995 Subject Lender meeting, the Business Plan 1995-1997 dated February 8, 1995 and the 1995 Business Plan - Continuing Divisions dated February 27, 1995.

       Capital Expenditures. Expenditures made or indebtedness incurred by the Company or any of its Subsidiaries in connection with the purchase or lease by the Company or any of its Subsidiaries of Capital Assets that would be required to be capitalized and shown on the balance sheet of such person in accordance with GAAP.

       Consolidated Tangible Net Worth shall be replaced by the following term: Consolidated Net Worth. The excess of Consolidated Total Assets over Consolidated Total
         Liabilities.

       Continuing Operations. The following divisions or Subsidiaries of the Company: Interstate Electronics,
         Snorkel Economy, Scott Aviation and Taylor Environmental
         Instruments.

       Discontinued Operations. All operating divisions or Subsidiaries of the Company except Interstate
         Electronics, Snorkel Economy, Scott Aviation and Taylor
         Environmental Instruments.

       Divestiture Plan. The Company's plan to sell the assets or capital stock of all operating divisions or Subsidiaries of the Company except Interstate
         Electronics, Snorkel Economy, Scott Aviation and Taylor
         Environmental Instruments.


         Expiration Date.  January 1, 1996.

       Section 2.02. Amendment to Section 2.4 (Maturity - Letters of Credit). Section 2.4(a) is amended by deleting from clause
  (ii) of the first sentence thereof the phrase "use its best efforts to" and adding the following new sentence after the end of the first sentence:

         The issuer of any backup letter of credit must be approved by the Subject Lender which is to be the beneficiary thereof, such approval not to be unreasonably withheld.

       Section 2.03.  Amendment to Section 2.5. (Interest and Fees).

       (a) Section 2.5(a) is amended by deleting clauses (i) and (ii) and replacing them with the following:

       (i) from and after March 31, 1995, the entire Accrual Rate shall be paid monthly in arrears on the first business day of the succeeding calendar month and on the Override Termination Date, and (ii) interest accrued at the rate of 2% per annum on all Subject Facility Outstandings from June 30, 1994 through March 31, 1995 shall be due and payable on the Second Amendment Effective Date.

       (b) Section 2.5(c) is amended by adding the following sentence to the end thereof:

         In the event that any undrawn standby letter of credit is terminated prior to its stated expiration date, the issuer shall refund to the Company any portion of the two percent (2%) per annum fee which has been collected but is attributable to that period of time from the early termination date through the stated expiration date.

       Section 2.04.  Amendment to Section 3.3 (Letters of Credit).

       (a) Section 3.3 is amended by adding to the fourth line from the end thereof after the word "liability" the phrase "or such other ordinary business purpose as is acceptable to the issuer".

       (b) Section 3.3 is further amended by adding the following new paragraphs (c) and (d) to the end thereof:

        (c) After all of the Subject Facility Outstandings owing to a Subject Lender have been paid in full, the Company will use its reasonable best efforts to cause any Contingent Amount Subject Facilities provided by such Subject Lender to be transferred to another Subject
         Lender or replaced by an Excluded Facility. At the time of any transfer or replacement, any cash collateral held in connection with any such Contingent Amount Subject Facility shall be transferred to any Subject Lender to which the Contingent Amount Subject Facility has been transferred and shall be applied to such Subject Lender's Subject Facility Outstandings. If no Subject Lender has agreed to provide a replacement facility, and so long as no Event of Default has occurred and is continuing, any cash collateral held in connection with any such Contingent Amount Subject Facility shall be transferred at the Company's election to the provider of a replacement Excluded Facility. The incurrence of indebtedness and the liens on cash collateral contemplated under this Section 3.3 shall be permitted under Sections 7.1 and 7.2.

        (d)  Any Subject Lender which provides a Contingent
         Amount Subject Facility may agree with any other Subject Lender to grant participations in its Contingent Amount Subject Facility and standby letters of credit issued thereunder to any other Subject Lender, and may agree to transfer cash collateral held to secure any standby letter of credit to such participating Subject Lender, which cash collateral shall then be applied to such Subject Lender's Subject Facility Outstandings. Nothing contained in this Section 3.3 shall detract from the Company's obligation to replace any standby letter of credit outstanding under any Contingent Amount Subject Facility on the Override Termination Date.


       Section 2.05.  Amendment to Section 6.18 (1995 Financial
  Covenants).  For all periods from and after January 1, 1995,
  Section 6.18 is amended by deleting the entire section and replacing it with the following:

       6.18 Financial Covenants. The Company shall comply with the financial covenants set forth below:

       (a) The Company will not make, or permit any Subsidiary of the Company to make, on or after January 1, 1995, Capital
  Expenditures for Continuing Operations on a cumulative basis in excess of:

   (Subject to Confidential Treatment Request Filed with SEC)


       (b) The Company will not permit cumulative Operating Cash Flow, for the period beginning January 1, 1995 and ending as of the dates set forth in the table below, to be less than the amount set forth opposite such date in such table:

            Date                          Amount

    (Subject to Confidential Treatment Request Filed with SEC)


       (c) The Company will not permit Consolidated Net Worth as of the dates in the table set forth below to be less than the amounts opposite such dates in such table:

            Date                     Amount

            March 31, 1995           $48,000,000
            June 30, 1995            $45,000,000
            September 30, 1995       $50,000,000
            December 31, 1995        $56,000,000

       Section 2.06. Waiver and Amendment of Section 6.18 (1994 Financial Covenants) For 1994, the Subject Lenders permanently waive (a) compliance with Section 6.18(a) of the Agreement for all periods through December 31, 1994 so long as Capital Expenditures for the twelve months ended December 31, 1994 did not exceed $60,500,000, (b) compliance with Section 6.18(b) of the Agreement for all periods through December 31, 1994 so long as Operating Cash Flow for the twelve months ended December 31, 1994 was not less than $34,861,000, (c) compliance with Section 6.18(c) of the Agreement at all times through December 31, 1994 so long as Consolidated Net Worth as of December 31, 1994 was not less than $65,000,000 and (d) any Potential Event of Default or Event of Default under Section 8.1(c) of the Agreement which arose as a result of noncompliance waived pursuant to clauses (a), (b) or (c) of this paragraph. The Subject Lenders also waive the requirement contained in Section 6.14(c) that an Auditor's statement be delivered in connection with the financial statements for the Company's fiscal year ended December 31, 1994.

       Section 2.07.  Amendments to Section 6.19 (Amortization).

       (a) Section 6.19(a) is amended by deleting the table therein and replacing it with the following table:

            Date                     Amount

            Effective Date           $ 5,000,000
            September 30, 1994       $70,000,000
            December 31, 1994        $20,000,000
            March 31, 1995           $25,000,000

       (Subject to Confidential Treatment Request Filed with
  SEC)

            Expiration Date               Remaining Total Subject
                                          Facility Maximum Exposure

       (b) Section 6.19(a) is further amended by adding the following sentence to the end thereof:

         Payments made with respect to a Subject Facility pursuant to Section 9.5 and payments made to the FAC Subject Lenders pursuant to Section 19.5 on or after January 1, 1995 shall also be credited towards the payments set forth in this Section 6.19 in the order of their maturity.

       Section 2.08. Amendment to Section 7.1 (Restrictions on Indebtedness). Section 7.1 of the Agreement is amended by deleting "and" at the end of paragraph (n) and adding the following new paragraphs (p) and (q) to the end thereof:


            (p) Indebtedness in respect of performance bonds obtained in the ordinary course of business; and



            (q) Indebtedness not in excess of $5,000,000 in the aggregate outstanding at any time in respect of letters of credit obtained in the ordinary course of business.


       Section 2.09.  Amendment to Section 7.2.  (Restrictions on
  Liens).  Section 7.2 of the Agreement is amended by deleting
  "and" at the end of paragraph (xii) and adding the following new paragraphs (xiv) and (xv) to the end thereof:


       (xiv) liens on cash collateral in an aggregate amount not exceeding $2,000,000 at any time securing Indebtedness permitted under Section 7.1(p) so long as the amount of cash collateral does not exceed 105% of the obligations secured;
  and



       (xv) liens on cash collateral in an aggregate amount not exceeding $2,000,000 at any time securing Indebtedness permitted under Section 7.1(q) so long as the amount of cash collateral does not exceed 105% of the obligations secured.


       Section 2.10.  Amendment to Section 8.1 (Events of Default).
  Section 8.1(c)(i) is amended by adding the following provision to the end thereof:


       provided, however that failure to comply with any of the covenants contained in Section 6.18 shall not constitute an Event of Default until the Override Agent has, at the request of the Instructing Lenders, given notice of the declaration of an Event of Default to the Company;


       Section 2.11. Amendment to Section 9.1 (Notification). Section 9.1(c) is amended by deleting "or Potential Event of Default" from clause (i) thereof.


       Section 2.12.  Amendment to Section 11 (Accrued Fee).

       (a) Section 11 is amended by deleting the last sentence thereof and replacing it with the following:

       The second installment in an amount equal to two and one quarter percent (2-1/4%) of the Total Subject Facility
  Maximum Exposure as of the Relevant Time shall be payable in three payments, as follows:

            $1,000,000 on April 28, 1995
            $2,000,000 on May 31, 1995
            Remainder on June 30, 1995

       (b) Section 11 of the Agreement is further amended by designating the existing paragraph as "(a)" and adding the following new paragraphs (b) and (c):


       (b) In addition to any other amounts payable by the Company hereunder, the Company agrees to pay to the Override Agent on July 3, 1995 for distribution to the Subject Lenders on a pro rata basis in accordance with the Subject Lender Maximum Exposure of each Subject Lender in relation to the Total Subject Facility Maximum Exposure, in each case as of June 30, 1995, an extension fee equal to one half of one percent (1/2%) of the Total Subject Facility Maximum Exposure (whether or not such exposure is secured by cash collateral) as of June 30, 1995; and

       (c) In addition to any other amounts payable by the Company hereunder, the Company agrees to pay to the Override Agent on November 1, 1995 for distribution to the Subject Lenders on a pro rata basis in accordance with the Subject Lender Maximum Exposure of each Subject Lender in relation to the Total Subject Facility Maximum Exposure, in each case as of October 31, 1995, an extension fee equal to one half of one percent (1/2%) of the Total Subject Facility Maximum Exposure (whether or not such exposure is secured by cash collateral) as of October 31, 1995.


       Section 2.13.  Amendment to Section 12 (Agents' Fees).  Section
  12.1 is amended by deleting the date "June 30, 1995" and replacing it with the phrase "the Expiration Date".

       Section 2.14. Amendment to Section 19 (FAC).The Company, FAC and the FAC Subject Lenders hereby agree to amend Section 19 of the Agreement and the definitions related thereto as follows:

       (a)  Elimination of FAC Excess Cash Flow
  Calculation.  Notwithstanding the provisions of Section 19.3,
  FAC shall not be required to calculate, or deliver reports with respect to, FAC Excess Cash Flow for the period April 1, 1995 through December 31, 1995.

       (b) Section 19.3(k) is amended to read in full as follows:

       (k) Best Efforts to Liquidate. Use its best efforts to liquidate on or before May 31, 1995 the FAC Collateral and any other assets owned by FAC or a FAC Subsidiary as set forth in and in accordance with the FAC Accelerated Disposition of Assets Schedule dated February 28, 1995, and attached hereto as Schedule XXVII (the "Asset Disposition Schedule").

       (c)  Section 19.5 is amended to read in full as follows:

       19.5  Cash Distributions to FAC Subject Lenders.

            (a) Calculation of Proceeds from the Disposition of FAC Assets. As soon as possible upon the closing of any disposition of a FAC asset and, in any event, within three business days after the closing date, FAC shall calculate the amount of net proceeds (the "FAC Net Proceeds") received by FAC as a result of the disposition of any FAC asset. For purposes of this Part 19, the FAC Net Proceeds from the disposition of any FAC asset shall mean (i) the cash consideration due with respect to any FAC asset disposition, including when received in cash, any cash proceeds paid under any deferred payout, earnout, installment or similar arrangement less (ii) all reasonable, direct fees, expenses or costs paid or payable in connection with such disposition, including any brokers' fees, sales commissions, legal or other professional fees paid or payable to third parties, but excluding any amounts paid or payable to the Company, Figgie Leasing Corporation or FAC, including without limitation, any amounts for intercompany services provided by or to FAC or any amounts reserved for taxes other than ordinary and necessary transfer or similar taxes. A copy of the calculation of FAC Net Proceeds shall be sent by FAC to each FAC Subject Lender within three business days after the closing of the FAC asset disposition. Within thirty days after the closing of the disposition of any FAC asset, FAC shall provide the FAC Collateral Agent with a closing book containing copies of the relevant documents with respect to the disposition, together with copies of any other offers made with respect to the FAC asset. In the event any FAC Subject Lender does not agree with the calculation of the FAC Net Proceeds, the FAC Collateral Agent and FAC shall attempt in good faith to resolve any such disagreement. Upon resolution of the dispute, FAC shall remit any additional amount due the FAC Subject Lenders on the next business day after resolution of the dispute.

            (b) Payment of FAC Net Proceeds. FAC shall pay to the FAC Collateral Agent for distribution to the FAC Subject Lenders, an amount equal to the FAC Net Proceeds from the disposition of any FAC asset within three business days after the closing of any such disposition. In the event any FAC asset set forth on the Asset Disposition Schedule is sold prior to the Second Amendment Effective Date, FAC shall pay the FAC Net Proceeds related thereto to the FAC Collateral Agent within three business days after the Second Amendment Effective Date. In such event, the FAC Net Proceeds related thereto shall be calculated as if this Second Amendment had been in effect on the closing date of the sale, and FAC Excess Cash Flow for the period January 1, 1995 through March 31, 1995 shall be calculated as if the sale had closed on April 1, 1995.

           (c) Method of Payment. All payments by FAC to the FAC Subject Lenders shall be made by wire transfer to the FAC Collateral Agent for the account of the FAC Subject Lenders not later than 12:00 noon (New York time) on the date when due in dollars in immediately available funds at the office of the FAC Collateral Agent located at 10 East 50th Street, New York, New York 10022, or such other office as the FAC Collateral Agent may hereafter designate in writing. Whenever any payment due hereunder is stated to be due on a day which is not a business day for the FAC Collateral Agent, the due date shall be extended to the next succeeding business day for the FAC Collateral Agent.


            (d) Distribution to FAC Subject Lenders. Any amounts payable under Section 19.5 hereof to the FAC Collateral Agent shall be held and distributed by the FAC Collateral Agent pursuant to the FAC Intercreditor Agreement.



          (e)  No Payments to the Company.  FAC and the
  Company agree that FAC shall not be charged, or pay, any fees or other amounts for intercompany services or with respect to any net Intercompany Debt Increase.

       (d)  Section 19 is amended by adding the following new
  Section 19.8.


      19.8 Completion of Accelerated Disposition FAC of Assets. Upon completion of the disposition of all of the FAC assets and the payment of the FAC Net Proceeds in accordance with Part 19, the FAC Collateral Agent and the FAC Subject Lenders shall promptly release and cancel all security interests and other encumbrances against FAC, and otherwise fully cooperate with the Company and FAC as necessary or appropriate in order for the Company to wind up FAC's operations.


       Section 2.15.  Amendment to Exhibit A (Compliance
  Certificate). Exhibit A to the Agreement is amended by deleting the Compliance Certificate Worksheet attached thereto and substituting therefor a Compliance Certificate Worksheet in a form to be submitted by the Company and approved by the Override Agent.

                             ARTICLE III

              CONDITIONS TO EFFECTIVENESS AND AGREEMENT

       Section 3.01. Effective Date. This Second Amendment shall become effective on the date when (i) it has been executed by each of the Subject Lenders and (ii) all of the conditions set forth in Sections 3.01 and 3.07 of this Second Amendment shall have been satisfied.

       Section 3.02. Certified Copies of Charter Documents. The Override Agent shall have received from the Company either (a) a copy, certified by a duly authorized officer of such Person to be true and complete as of the Second Amendment Effective Date, of each of (i) its charter or other constitutive documents as in effect on such date of certification, and (ii) its by-laws, if applicable, as in effect on such date or (b) a certificate by a duly authorized officer of the Company certifying that there has been no material amendment to such charter or by-laws since June 30, 1994.

       Section 3.03. Corporate Action. All corporate action necessary for the valid execution, delivery and performance by the Company of this Second Amendment shall have been duly and effectively taken, and evidence thereof satisfactory to the Override Agent shall have been provided to the Override Agent.

       Section 3.04. Incumbency Certificate. The Override Agent shall have received from the Company an incumbency certificate, dated as of the Second Amendment Effective Date, signed by a duly authorized officer of the Company, and giving the name and bearing a specimen signature of each individual who shall be authorized to sign, in the name and on behalf of the Company, this Second Amendment.

       Section 3.05. Legal Opinion. The Override Agent shall have received a legal opinion from the General Counsel to the Company addressed to the Subject Lenders, the Override Agent and the FAC Collateral Agent in form and substance satisfactory to the Override Agent.

       Section 3.06. Expenses. The Company shall have paid to the Subject Lenders (or their representatives) all of such fees, expenses and disbursements incurred by the Subject Lenders referred to in Section 5.06 of this Second Amendment.

       Section 3.07. Satisfactory Legal Form. All of the instruments, documents and agreements executed in connection with this Second Amendment shall be satisfactory in form and substance to the Override Agent, its counsel and counsel to the Subject
  Lenders as a group; the Override Agent and its counsel and counsel to the Subject Lenders as a group shall have received all information, and such counterpart originals or such certified or other copies of such materials as the Override
  Agent, its counsel and counsel to the Subject Lenders as a group may reasonably request; and all legal matters incident to the transactions contemplated by this Second Amendment shall be reasonably satisfactory to counsel to the Override
  Agent and counsel to the Subject Lenders as a group.

                             ARTICLE IV

                   REPRESENTATIONS AND WARRANTIES

       Each of the Company and FAC represents and warrants as follows:

       Section 4.01. No Default. As of the date hereof and upon the effectiveness of this Second Amendment, there exists no Event of Default under the Agreement, and no event which, with the giving of notice or lapse of time, or both, would constitute such an Event of Default.

       Section 4.02. Authorization. Each of the Company and FAC has the power to execute, deliver and perform this Second
  Amendment. Each of the Company and FAC has taken all necessary action to authorize the execution, delivery and performance of this Second Amendment. No consent or approval of any person, no consent or approval of any landlord or mortgagee, no waiver of any Lien or right of distraint or other similar right and no consent, license, approval, authorization or declaration of any governmental authority, bureau or agency, is required in connection with the execution, delivery or performance by any of the Subject
  Companies, or the validity or enforcement of this Second
  Amendment.

       Section 4.03. No Conflict. The execution, delivery and performance of this Second Amendment by each of the Subject Companies will not violate any provision of law and will not conflict with or result in a breach of any order, writ, injunction, ordinance, resolution, decree, or other similar document or instrument of any court or governmental authority, bureau or agency, domestic or foreign, or the certificate of incorporation or by-laws of any Subject Company, or create (with or without the giving of notice or lapse of time, or both) a default under or breach of any agreement, bond, note or indenture to which any Subject Company is a party, or by which any of them is bound or any of its properties or assets is affected, or result in the imposition of any Lien of any nature whatsoever upon any of the properties or assets owned by or used in connection with the business of any Subject Company.

       Section 4.04. Enforceability. This Second Amendment has been duly executed and delivered by each of the Company and FAC, and constitutes the valid and legally binding obligations of each of the Subject Companies, enforceable in accordance with their terms, except as such enforcement may be limited by applicable bankruptcy, insolvency, reorganization, moratorium, or other similar laws, now or hereafter in effect, relating to or affecting the enforcement of creditors' rights generally and except that the remedy of specific performance and other equitable remedies are subject to judicial discretion.

       Section 4.05. Disclosure. No certificate, opinion, or any other statement made or furnished to the Override Agent or the Subject Lenders by or on behalf of any Subject Company in connection with this Second Amendment, or the transactions contemplated herein, contains any untrue statement of a material fact, or omits to state a material fact necessary in order to make the statements contained therein or herein not misleading.

                              ARTICLE V

                            MISCELLANEOUS

       Section 5.01. Ratification. The Agreement, as amended by this Second Amendment, is in all respects ratified and confirmed, and the terms and conditions thereof, amended as hereinabove set forth, shall be and remain in full force and effect.
  Except as specifically amended herein, the Agreement remains in full force and effect in accordance with its respective terms.

       Section 5.02. Cross-References. References in this Second Amendment to any Article or Section are, unless otherwise specified, to such Article or Section of this Second
  Amendment.

       Section 5.03. Successors and Assign. This Second Amendment shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns.

       Section 5.04. Governing Law. This Second Amendment shall be governed by and construed in accordance with the laws of the State of New York and shall for all purposes be construed in accordance with and governed by the internal laws of said state, without regards to conflicts of laws principles.

       Section 5.05. Counterparts. This Second Amendment may be executed by the parties hereto in several counterparts, each or which shall be deemed to be an original and all of which shall constitute together but one and the same agreement.

       Section 5.06. Expenses. Without limitation on Section 12.2 of the Agreement, the Company hereby agrees, whether or not the transactions hereby contemplated shall be consummated, to pay, indemnify and save each of the Override Agent and the Subject
  Lenders harmless against liability for the payment of all reasonable out-of-pocket expenses arising in connection with this Second Amendment and the other agreements and instruments and the transactions hereby contemplated, including without limitation the consideration of any legal questions relevant thereto, all expenses incurred in connection with reproduction of such agreements and instruments and all stamp and other similar taxes (together in each case with interest and penalties, if any) which may be payable in respect of the execution and delivery of such agreements or instruments, or otherwise pursuant to this Second Amendment, and the reasonable fees and disbursements of counsel to the Override
  Agent, the FAC Collateral Agent and counsel to the Subject
  Lenders as a group in connection with the negotiation, review preparation, administration, interpretation, production and execution of such agreements and instruments and the transactions hereby and thereby contemplated. The obligations and the Company under this Section shall survive the payment or transfer of any obligations, the enforcement of any provision hereof or thereof, any such amendments or waivers and any such consideration of legal questions.

       Without limiting the generality of the foregoing paragraph or the Company's obligations under Section 12.2 of the Agreement, the Company hereby agrees to pay in full on the Second Amendment Effective Date all such fees, expenses and disbursements of counsel to the Override Agent and counsel to the Subject Lenders as a group incurred in connection with the transactions contemplated hereby as may be stated to be due and payable to such counsel in any statement therefor rendered to the Company by such counsel on or prior to the Second Amendment Effective Date, and further agrees to pay in full promptly upon receipt of any statement therefor all such additional fees, expenses and disbursements of such counsel as may be incurred by or invoiced to such counsel after the Second Amendment Effective Date in connection with the transactions contemplated hereby or arising in connection with the negotiation, preparation, production, reproduction and execution of documents in connection with a proposed restructuring of the indebtedness evidenced by the Agreement, as amended by this Second Amendment.

       Section 5.07. Effectiveness. The effectiveness of the amendments set forth in Article II of this Second Amendment shall be effective as of the Second Amendment Effective Date.

  IN WITNESS WHEREOF, the undersigned have duly executed this Second Amendment as a sealed instrument as of the date first set forth above.

                                     FIGGIE INTERNATIONAL INC.

                                     By:______________________
                                       Name:___________________
                                       Title:___________________


                                     FIGGIE ACCEPTANCE
                                       CORPORATION

                                     By:______________________
                                       Name:___________________
                                       Title:___________________


  Executed solely to acknowledge the amendments to the Agreement contained in this Second Amendment:


                                     FIGGIE INTERNATIONAL INC. STOCK
                                     OWNERSHIP TRUST AND PLAN


                                     By:__________________________
                                       Name:_____________________
                                       Title:______________________

  IN WITNESS WHEREOF, the undersigned have duly executed this Second Amendment as a sealed instrument as of the date first set forth above.

                                     THE FIRST NATIONAL BANK
                                       OF BOSTON, individually
                                       and as Override Agent


                                     By:______________________
                                       Name:___________________
                                       Title:___________________

  IN WITNESS WHEREOF, the undersigned have duly executed this Second Amendment as a sealed instrument as of the date first set forth above.

                                     THE SANWA BANK, LIMITED,
                                        Chicago Branch


                                     By:______________________
                                       Name:___________________
                                       Title:___________________

  IN WITNESS WHEREOF, the undersigned have duly executed this Second Amendment as a sealed instrument as of the date first set forth above.

                                     BANQUE NATIONALE de
                                       PARIS,
                                        Chicago Branch


                                     By:______________________
                                       Name:___________________
                                       Title:___________________

  IN WITNESS WHEREOF, the undersigned have duly executed this Second Amendment as a sealed instrument as of the date first set forth above.

                                     THE FIFTH THIRD BANK


                                     By:______________________
                                       Name:___________________
                                       Title:___________________

  IN WITNESS WHEREOF, the undersigned have duly executed this Second Amendment as a sealed instrument as of the date first set forth above.

                                     AUSTRALIA AND NEW
                                      ZEALAND BANKING GROUP
                                       LIMITED


                                     By:______________________
                                       Name:__________________
                                       Title:___________________

  IN WITNESS WHEREOF, the undersigned have duly executed this Second Amendment as a sealed instrument as of the date first set forth above.

                                     BANCA NAZIONALE DEL
                                      LAVORO, S.p.A.

                                     By:______________________
                                       Name:___________________
                                       Title:___________________

  IN WITNESS WHEREOF, the undersigned have duly executed this Second Amendment as a sealed instrument as of the date first set forth above.

                                     ISTITUTO BANCARIO SAN
                                        PAOLO di TORINO
                                       S.p.A.,
                                        New York Branch

                                     By:______________________
                                       Name:___________________
                                       Title:___________________

  IN WITNESS WHEREOF, the undersigned have duly executed this Second Amendment as a sealed instrument as of the date first set forth above.


                                     SWISS BANK CORPORATION,
                                       New York Branch,
                                       individually and as FAC
                                       Collateral Agent


                                     By:______________________
                                       Name:___________________
                                       Title:___________________


                                     By:______________________
                                       Name:___________________
                                       Title:___________________

  IN WITNESS WHEREOF, the undersigned have duly executed this Second Amendment as a sealed instrument as of the date first set forth above.


                                     D.K. ACQUISITION PARTNERS
                                       G.P.


                                     By:______________________
                                       Name:___________________
                                       Title:___________________

  IN WITNESS WHEREOF, the undersigned have duly executed this Second Amendment as a sealed instrument as of the date first set forth above.


                                     NATIONAL CITY BANK,
                                        CLEVELAND


                                     By:______________________
                                       Name:___________________
                                       Title:___________________

  IN WITNESS WHEREOF, the undersigned have duly executed this Second Amendment as a sealed instrument as of the date first set forth above.


                                     BARCLAYS BANK PLC


                                     By:______________________
                                       Name:___________________
                                       Title:___________________

  IN WITNESS WHEREOF, the undersigned have duly executed this Second Amendment as a sealed instrument as of the date first set forth above.


                                     CHEMICAL BANK


                                     By:______________________
                                       Name:___________________
                                       Title:___________________

  IN WITNESS WHEREOF, the undersigned have duly executed this Second Amendment as a sealed instrument as of the date first set forth above.


                                     BANK OF AMERICA ILLINOIS


                                     By:__________________________
                                     Name:_____________________
                                     Title:______________________

  IN WITNESS WHEREOF, the undersigned have duly executed this Second Amendment as a sealed instrument as of the date first set forth above.


                                     MELLON BANK, N.A.


                                     By:______________________
                                       Name:___________________
                                       Title:__________________

  IN WITNESS WHEREOF, the undersigned have duly executed this Second Amendment as a sealed instrument as of the date first set forth above.


                                     THE PROVIDENT BANK


                                     By:______________________
                                       Name:___________________
                                       Title:___________________

  IN WITNESS WHEREOF, the undersigned have duly executed this Second Amendment as a sealed instrument as of the date first set forth above.


                                     BANK OF AMERICA NATIONAL
                                       TRUST AND SAVINGS
                                       ASSOCIATION


                                     By:______________________
                                       Name:___________________
                                       Title:___________________

  IN WITNESS WHEREOF, the undersigned have duly executed this Second Amendment as a sealed instrument as of the date first set forth above.


                                     THE LONG-TERM CREDIT
                                        BANK OF JAPAN, LTD.,
                                        Chicago Branch


                                     By:______________________
                                       Name:___________________
                                       Title:___________________

  IN WITNESS WHEREOF, the undersigned have duly executed this Second Amendment as a sealed instrument as of the date first set forth above.


                                     SOCIETY NATIONAL BANK


                                     By:______________________
                                       Name:___________________
                                       Title:___________________

  IN WITNESS WHEREOF, the undersigned have duly executed this Second Amendment as a sealed instrument as of the date first set forth above.


                                     ABN AMRO BANK N.V.


                                     By:______________________
                                       Name:___________________
                                       Title:___________________

  IN WITNESS WHEREOF, the undersigned have duly executed this Second Amendment as a sealed instrument as of the date first set forth above.


                                     SOCIETE GENERALE BANK


                                     By:______________________
                                       Name:___________________
                                       Title:___________________

  IN WITNESS WHEREOF, the undersigned have duly executed this Second Amendment as a sealed instrument as of the date first set forth above.


                                    PEARL STREET L.P.


                                    By:______________________
                                      Name:___________________
                                      Title:____________________

  IN WITNESS WHEREOF, the undersigned have duly executed this Second Amendment as a sealed instrument as of the date first set forth above.


                                    SENIOR HIGH INCOME
                                      PORTFOLIO, INC.


                                    By:______________________
                                      Name:___________________
                                      Title:____________________




                                      SENIOR HIGH INCOME PORTFOLIO II, INC.


                                    By:______________________
                                      Name:___________________
                                      Title:____________________