Form 10-Q/A
period 1995-06-30
FIGGIE INTERNATIONAL INC /DE/
filed 1995-09-26
CIK 720032

                    SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C.

                                FORM 10-Q/A
                              Amendment No. 1

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
                                                       18,393,733

                         FIGGIE INTERNATIONAL INC.

Figgie International Inc., the registrant, hereby amends the following items of its Quarterly Report on Form 10-Q for the Second Quarter of 1995:


     Management's Discussion and Analysis of
     Financial Condition and Results of Operations

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly casued this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

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






See Notes to Consolidated Financial Statements.

                           FIGGIE INTERNATIONAL INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30
                                 (in thousands)
                                  (Unaudited)

                                                      1995       1994
Operating Activities:
  Loss from Continuing Operations                 $ (13,868) $ (26,321)
  Loss from Discontinued Operations                       -    (11,887)
  Adjustments to Reconcile Net Loss to Net
   Cash Provided (Used) by Operating Activities:
    Depreciation and Amortization                     3,412     19,328
    Amortization of Unearned Compensation               416      4,101
   Other, Net                                           480     (1,002)
   Changes in Operating Assets and Liabilities:
    Trade Accounts Receivable                        (2,242)       563
    Allowance for Uncollectible Accounts                126        484
    Finance Receivables                                 391      4,699
    Inventories                                      (4,154)    (4,344)
    Prepaid Items                                     5,214     (6,280)
    Prepaid Pension Cost                               (647)      (800)
    Other Assets                                      5,205     16,418
    Accounts Payable                                 (2,614)   (15,349)
    Accrued Liabilities and Expenses                 (4,386)   (10,156)
    Accrued Income Taxes                             15,269     16,331
    Other Liabilities                                (4,234)       429
    Net Cash Used by Operating Activities            (1,632)   (13,786)

Investing Activities:
  Capital Expenditures for Continuing Operations     (3,448)    (7,785)
  Capital Expenditures for Discontinued Operations  (18,202)    (9,596)
  Proceeds from Sale of Property,
   Plant and Equipment                               10,858      4,613
  Proceeds from Business Divestitures                87,441     35,651
  (Purchases) Sales of Securities by
   Insurance Subs.                                     (303)       (63)
Net Cash Provided by Investing Activities            76,346     22,820

Financing Activities:
  Proceeds from Debt                                  3,874      2,722
  Principal Payments on Debt                       (103,327)    (6,666)
  Borrowings Under Notes Payable, Net                     -     38,518
  Common Stock Transactions, Net                       (174)      (348)
Net Cash (Used) Provided by Financing Activities    (99,627)    34,226

Net Increase in Cash and Cash Equivalents           (24,913)    43,260
Cash and Cash Equivalents at Beginning of Year       68,300     33,816
Cash and Cash Equivalents at End of Period        $  43,387  $  77,076

- - Continuing Operations - Unrestricted            $   9,615  $  67,764
- - Continuing Operations - Restricted              $  16,599  $   1,862
- - Discontinued Operations                         $  10,873  $  10,450
- - Deferred Divestiture Proceeds                   $   6,300  $       -


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

Net Assets Related to Discontinued Operations at June 30, 1995 is
$204 million, a decrease of $94 million from $298 million at the beginning of the year. The divestitures of seven businesses --
Figgie/Alfa Packaging Systems, Figgie Power Systems, Figgie
Acceptance, American LaFrance, Medcenter Management Services,
Spaceguard Products, and Figgie Financial Services -- account for this decrease. The proceeds from these divestitures, a tax refund of $15 million, offshore cash, and operating cash were used to pay down Override debt and mortgages by $99 million since year-end
1994. The $77 million of debt amortization in the second quarter was made by June 30 in accordance with the Override agreement. All financial covenants in the Override Agreement have been satisfied.
These covenants specify minimum net worth balances of $45 million at June 30, 1995 (the Company achieved $51.9 million),
$50 million at September 30, 1995 and $56 million at December 31, 1995.
In the event the Company fails to satisfy a financial covenant, the Agreement contains a provision which permits the lenders to accelerate the due date of the remaining scheduled Override debt and to require the Company to cash collateralize all outstanding letters of credit. The Company expects its funded debt to be reduced from $81.8 million at June 30, 1995 to approximately $42 million at September 30, 1995, and its letters of credit to approximate $25 million at September 30, 1995. Management expects that the Company will continue to comply with the financial covenants and to maintain sufficient liquidity to fund future required loan payments and operations.

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