Form 10-Q
period 1995-09-30
FIGGIE INTERNATIONAL INC /DE/
filed 1995-11-08
CIK 720032

                    SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C.

                                 FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES ACT OF 1934


For the quarter ended   September 30, 1995
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.


        Class                    Outstanding as of November 3, 1995

Class A Common Stock, par value $.10 per share         13,637,208
Class B Common Stock, par value $.10 per share          4,726,669
                                                       18,363,877

                         FIGGIE INTERNATIONAL INC.


                                   INDEX


                                                      Page No.
PART I.  FINANCIAL INFORMATION


   Consolidated Statements of Income for the Nine
     Months Ended September 30, 1995 and 1994                3


   Consolidated Statements of Income for the Three
     Months Ended September 30, 1995 and 1994                4


   Consolidated Balance Sheets at September 30, 1995
     and December 31, 1994                                 5-6


   Consolidated Statements of Cash Flows for the
     Nine Months Ended September 30, 1995 and 1994           7


   Notes to Consolidated Financial Statements             8-12


   Management's Discussion and Analysis of
     Financial Condition and Results of Operations       13-21


PART II.  OTHER INFORMATION                              22-23


SIGNATURES                                                  24

                         FIGGIE INTERNATIONAL INC.
                     CONSOLIDATED STATEMENTS OF INCOME
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                   (in thousands, except per share data)
                                (Unaudited)


                                            1995       1994
CONTINUING OPERATIONS:
Net Sales                                 $266,305   $232,933
  Cost of Sales                            198,195    179,013
Gross Profit on Sales                       68,110     53,920

Operating Expenses:
  Selling, General and Administrative       40,219     50,175
  Research and Development                  10,299     14,145
Total Operating Expenses                    50,518     64,320

Operating Income (Loss)                     17,592    (10,400)

Other Expense (Income):
   Refinancing Costs                        10,806     17,313
   Interest Expense                         23,075     31,124
   Interest Income                          (1,731)    (2,673)
   Other, Net                               (1,664)    (8,942)

Income (Loss) before Income Tax Benefit    (12,894)   (47,222)

Income Tax Benefit                               -     10,053

Income (Loss) from Continuing Operations   (12,894)   (37,169)

Income (Loss) from Discontinued Operations,
  Net of Tax                                     -    (16,882)

Net Income (Loss)                         $(12,894)  $(54,051)

Weighted Average Shares                     18,175     17,781

Per Share Data
Income (Loss) from Continuing Operations  $  (0.71)  $  (2.09)
Income (Loss) from Discontinued Operations       -      (0.95)
Net Income (Loss)                         $  (0.71)  $  (3.04)






See Notes to Consolidated Financial Statements.

                         FIGGIE INTERNATIONAL INC.
                     CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                   (in thousands, except per share data)
                                (Unaudited)


                                            1995       1994
CONTINUING OPERATIONS:
Net Sales                                 $ 92,349   $ 79,792
  Cost of Sales                             68,435     61,468
Gross Profit on Sales                       23,914     18,324

Operating Expenses:
  Selling, General and Administrative       13,898     14,278
  Research and Development                   3,792      2,734
Total Operating Expenses                    17,690     17,012

Operating Income (Loss)                      6,224      1,312

Other Expense (Income):
   Refinancing Costs                           756      9,365
   Interest Expense                          6,446     10,054
   Interest Income                            (306)    (1,139)
   Other, Net                               (1,646)    (8,884)

Income (Loss) before Income Tax                974     (8,084)

Income Tax                                       -     (2,764)

Income (Loss) from Continuing Operations       974    (10,848)

Income (Loss) from Discontinued Operations,
  Net of Tax                                     -     (4,995)

Net Income (Loss)                         $    974   $(15,843)

Weighted Average Shares                     18,270     17,722

Per Share Data
Income (Loss) from Continuing Operations  $   0.05   $  (0.61)
Income (Loss) from Discontinued Operations       -      (0.28)
Net Income (Loss)                         $   0.05   $  (0.89)






See Notes to Consolidated Financial Statements.

                          FIGGIE INTERNATIONAL INC.
                         CONSOLIDATED BALANCE SHEETS
                   SEPTEMBER 30, 1995 AND DECEMBER 31, 1994
                                (in thousands)


                                          Sept. 30,   Dec. 31,
                                            1995        1994
                                        (Unaudited)

ASSETS

CURRENT ASSETS
Cash and Cash Equivalents                $  29,108  $  28,611
Restricted Cash                             27,430     18,716
Trade Accounts Receivable,
 less Allowance for Uncollectible
 Accounts of $303 in 1995
 and $259 in 1994                           54,752     44,994
Inventories                                 46,071     38,845
Prepaid Expenses                             3,398      3,225
Recoverable Income Taxes                         -      8,108
Net Assets Related to
 Discontinued Operations                    74,526    298,411
   Total Current Assets                    235,285    440,910

PROPERTY, PLANT AND EQUIPMENT
Land and Land Improvements                  24,683     29,699
Buildings and Leasehold Improvements        39,724     46,024
Machinery and Equipment                     63,873     70,587
                                           128,280    146,310
Accumulated Depreciation                   (42,864)   (42,385)
                                            85,416    103,925
Property under Capital Leases, less
 Accumulated Depreciation of $4,312
 in 1995 and $4,709 in 1994                  1,797      2,158
   Net Property, Plant and Equipment        87,213    106,083

OTHER ASSETS
Deferred Divestiture Proceeds               44,130     19,190
Prepaid Pension Costs                       10,946      9,964
Prepaid Rent on Leased Equipment            17,075     17,075
Intangible Assets                           19,645     20,244
Cash Surrender Value of Insurance Policies   9,176     10,576
Non-current Receivables                      5,680      5,920
Prepaid Finance Costs                        4,002      8,291
Other                                        5,428      6,211
   Total Other Assets                      116,082     97,471

Total Assets                             $ 438,580  $ 644,464

                          FIGGIE INTERNATIONAL INC.
                         CONSOLIDATED BALANCE SHEETS
                   SEPTEMBER 30, 1995 AND DECEMBER 31, 1994
                       (in thousands, except par value)


                                          Sept. 30,   Dec. 31,
                                            1995        1994
                                        (Unaudited)

LIABILITIES

CURRENT LIABILITIES
Debt Due Within One Year                 $  43,440  $ 171,641
Accounts Payable                            39,922     55,398
Accrued Insurance Reserves                  14,595     16,889
Accrued Liabilities and Expenses            47,163     64,706
Current Maturities of Long-term Debt         4,788      7,179
   Total Current Liabilities               149,908    315,813

Long-term Debt                             211,237    234,491
Other Non-current Liabilities               23,998     28,938
  Total Liabilities                        385,143    579,242

STOCKHOLDERS' EQUITY
Preferred Stock, $1.00 Par Value;
   Authorized, 3,217 Shares;
   Issued and Outstanding, None                  -          -
Class A Common Stock, $.10 Par Value;        1,365      1,370
   Authorized, 18,000 Shares;
   Issued and Outstanding
   1995 - 13,651; 1994 - 13,695
Class B Common Stock, $.10 Par Value;          472        471
   Authorized, 18,000 Shares;
   Issued and Outstanding
   1995 - 4,719; 1994 - 4,715
Capital Surplus                            109,046    110,518
Accumulated Deficit                        (56,092)   (43,198)
Unearned Compensation                       (1,474)    (3,829)
Cumulative Translation Adjustment              120       (110)
  Total Stockholders' Equity                53,437     65,222

Total Liabilities and
 Stockholders' Equity                    $ 438,580  $ 644,464





See Notes to Consolidated Financial Statements.

                           FIGGIE INTERNATIONAL INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30
                                 (in thousands)
                                  (Unaudited)

                                                      1995       1994
Operating Activities:
  Loss from Continuing Operations                 $ (12,894) $ (37,169)
  Loss from Discontinued Operations                       -    (16,882)
  Adjustments to Reconcile Net Loss to Net
   Cash Provided (Used) by Operating Activities:
    Depreciation and Amortization                     4,966     34,689
    Amortization of Unearned Compensation             1,068      3,472
   Other, Net                                          (428)   (18,232)
   Changes in Operating Assets and Liabilities:
    Trade Accounts Receivable                        (7,636)    (1,873)
    Allowance for Uncollectible Accounts             (1,044)       280
    Finance Receivables                                 391      4,413
    Inventories                                      (9,298)     9,771
    Prepaid Items                                     6,473    (12,783)
    Prepaid Pension Cost                             (1,022)    (1,188)
    Other Assets                                      8,183      3,360
    Accounts Payable                                (20,244)   (12,777)
    Accrued Liabilities and Expenses                 10,645     (4,172)
    Accrued Income Taxes                             14,410     24,802
    Other Liabilities                                (4,318)     3,869
    Net Cash Used by Operating Activities           (10,748)   (20,420)

Investing Activities:
  Capital Expenditures for Continuing Operations     (4,419)   (14,008)
  Capital Expenditures for Discontinued Operations  (18,483)   (29,797)
  Proceeds from Sale of Property,
   Plant and Equipment                               10,858      9,274
  Sale of Investment                                      -      7,861
  Proceeds from Business Divestitures               186,156    173,565
  Purchases of Securities by Insurance Subs.           (159)    (6,691)
Net Cash Provided by Investing Activities           173,953    140,204

Financing Activities:
  Proceeds from Debt                                  3,963      3,126
  Principal Payments on Debt                       (157,809)   (67,263)
  Borrowings Under Notes Payable, Net                     -    (18,114)
  Common Stock Transactions, Net                       (189)    (2,614)
Net Cash Used by Financing Activities              (154,035)   (84,865)

Net Increase in Cash and Cash Equivalents             9,170     34,919
Cash and Cash Equivalents at Beginning of Year       68,300     33,816
Cash and Cash Equivalents at End of Period        $  77,470  $  68,735

- Continuing Operations - Unrestricted            $  29,108  $  45,514
- Continuing Operations - Restricted              $  27,430  $  20,129
- Discontinued Operations                         $   8,482  $   3,092
- Deferred Divestiture Proceeds                   $  12,450  $       -

See Notes to Consolidated Financial Statements.

                FIGGIE INTERNATIONAL INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The financial information included herein has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and properly reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to present a fair statement of the financial position and results of operations for the periods covered by this report. The results of operations for the three months and nine months ended September 30, 1995 are not necessarily indicative of the results to be expected for the entire year.


(1) Summary of Significant Accounting Policies:

The financial statements for the three months and nine months ended September 30, 1995 have been prepared in accordance with the accounting policies described in Note 1 of the Notes to Consolidated Financial Statements appearing in Figgie International Inc.'s 1994 Form 10-K.

(2) Discontinued Operations:

On February 15, 1995, the Company announced that the Board of Directors had approved a strategic business plan, effective December 31, 1994, designed to restore the Company to profitability. Under the plan, the Company will operate four technology-driven manufacturing companies, aggressively cut corporate overhead, sell its fourteen other businesses in 1995 and use the sale proceeds to reduce debt and operating lease obligations. The entities to be sold were reported as discontinued operations for the year ended December 31, 1994.

Through September 30, 1995, the Company sold through unrelated sales transactions the following twelve businesses: Figgie Acceptance; Figgie Power Systems; Spaceguard Products; Figgie/Alfa Packaging Systems; Figgie Financial Services; Medcenter Management Services; American LaFrance; Safway Steel Products; Figgie Fire Protection Services; S-P/Sheffer International; "Automatic" Sprinkler Corporation of America; and Figgie Material Handling Systems.

Proceeds and other considerations from divestitures which will be paid to the Company upon fulfillment of contractual provisions, the passage of time, or the occurrence of future events have been recorded as non-current assets. Amounts consist of cash held in bank escrow accounts, cash held back by purchasers to support indemnification provisions and final purchase price determinations, receivables expected from purchasers arising from purchase price audits and cash due to the Company from future tax benefits under tax sharing agreements with purchasers.

Net Assets Related to Discontinued Operations consist primarily of accounts receivable, installation contracts in process of completion from the "Automatic" Sprinkler business, oil and gas interests, inventory, property, plant and equipment, and significant, specialized machinery, net of current liabilities of these businesses. Realization of these discontinued assets is based on management's best estimate and is subject to market conditions, timing and negotiations.


(3) Inventories:
  Inventories are summarized as follows:
                                           (in thousands)
                                         Sept. 30, Dec. 31,
                                           1995      1994
  Manufacturing Inventories:
    Raw materials                       $  18,704 $  21,509
    Work in process                        17,133     6,138
    Finished goods                         12,036    11,219
    Inventory reserves                     (2,181)   (1,532)
    Total manufacturing inventories        45,692    37,334
  Inventories applicable to
    government contracts                  218,729   207,632
      Less:  Progress payments           (218,350) (206,121)
      Net contracts in process                379     1,511
      Total Inventories                 $  46,071 $  38,845


(4) Debt Refinancing:

On August 1, 1994, the Company executed an agreement ("Override Agreement") with 21 unsecured institutional lenders to refinance approximately $315 million in indebtedness ("Override Debt"), of which $278 million was loans outstanding ("Funded Debt") and $37 million was letters of credit ("Contingent Debt"). At the same time, the Company refinanced approximately $172 million in outstanding operating leases. The Override Debt bears interest at a base rate plus 2%. A restructuring fee of 3-1/2% has been fully paid as of June 30, 1995. Mortgages, the 9-7/8% Senior Notes, the 10-3/8% Subordinated Debentures and certain other debt and leases were not part of the refinanced debt.

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

On March 31, 1995, the Override Agreement was amended (the "Second Amendment") to extend the expiration date to January 1, 1996, set amortization payments throughout 1995, reset the net worth, cash flow and capital expenditure financial covenants with amounts applicable to the Company's continuing operations and permit the Company to incur additional indebtedness as defined. Fees due under the original agreement and extension fees will require a refinancing cost of $11.5 million to $12.0 million in 1995 of which $10.8 million was expensed as of September 30, 1995.

Pursuant to the Second Amendment, the Company agreed to repay in 1995 a substantial portion of all of the remaining Funded Debt outstanding, with any remaining amounts due January 1, 1996. The Company expects to fund these payments through the proceeds of the divesture of those businesses whose net assets are presented in the Company's balance sheet as Net Assets Related to Discontinued Operations; however, all Company sources, including cash reserves, working capital generated, and short-term facilities can be accessed for this purpose.

Amortization payments made by the Company to the lenders are allocated to the 21 lenders in proportion to each lender's total refinanced debt; that is, the original total of their Funded Debt and Contingent Debt. As a result of amortization payments made by the Company since August 1, 1994, certain of the lenders have had all of their Funded Debt repaid and are entitled to and do receive amortization payments on behalf of their Contingent Debt. These payments serve as cash collateral for the Contingent Debt. As of September 30, 1995, such cash collateral amounted to $11.0 million and the amount is included in restricted cash.

At September 30, 1995, all required restrictions and financial covenants have been satisfied.

(5)  Debt Due Within One Year:

Debt due within one year is as follows:
                                   (in thousands)
                           9/30/95               12/31/94
                                  Average             Average
                    Outstanding     Rate  Outstanding   Rate
 Override Debt        $ 43,399      10.75%  $167,364    10.50%
 Other Debt                 41       8.75%     4,277     9.85%
 Total                $ 43,440              $171,641

The Company has a receivable-based credit facility which permits borrowings of up to $20.0 million based on the balances of certain divisions' receivables. At September 30, 1995, $8.4 million was available under this facility. No amounts were borrowed during the nine-month period ended September 30, 1995.

(6) Long-Term Debt:

Total long-term debt at September 30, 1995 and December 31, 1994 consisted of the following:
                                        (in thousands)
                                      1995          1994
  9.875% Senior Notes due 1999      $174,000      $174,000
  10.375% Debentures due 1998          8,000         9,500
  Mortgage notes                      31,247        53,076
  Obligations under capital leases     2,778         4,889
  Other debt and notes                   -             205
     Total                           216,025       241,670
  Less - current maturities           (4,788)       (7,179)
  Long-term debt                    $211,237      $234,491

Mortgage notes secured by real property are due at various dates through 2009 and bear interest at rates ranging from 7.5% to 12.25%. During the period ended September 30, 1995, the Company paid down $25.6 million of long-term debt, including $21.8 million of mortgages.

(7) Leases:

The Company leases a substantial amount of manufacturing equipment under operating lease arrangements. All monthly rent payments due under all leases have been made.

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

The changes in rental commitments under operating leases from those as of December 31, 1994 to those as of September 30, 1995 are as follows (in millions):

                                                Actual
 Rental commitments under operating leases
  at December 31, 1994, including $120.6
  related to discontinued operations           $ 155.7

 Payments to lessors                              23.4

 Elimination of rental commitments
  through sale of underlying assets
  or assignment of leases to purchasers           79.6

 Rental commitments under operating leases
  at September 30, 1995, including $22.7
  related to discontinued operations            $ 52.7

Funds to pay lease obligations related to discontinued operations are provided through the divestiture proceeds of those businesses and, with respect to machinery and equipment that is not purchased, not utilized or is underutilized, through the Company's internal funds until such equipment is sold, subleased or assigned.

(8) Contingent Liabilities:

In the third quarter 1995, the Company resolved two significant pieces of litigation. On September 11, 1995, the settlement agreement between the Company and parties that filed derivative complaints in 1993 became final. On September 29, 1995, the Company and the parties who had brought two class action suits against the Company in 1994 alleging securities law violations agreed upon a settlement, as to which the parties are currently negotiating a formal agreement. The financial impact of these matters was not significant and has been reflected in the September 30, 1995 financial statements. These matters are more fully described in
Part II, Item 1 of this Form 10-Q.

On October 12, 1995, the Company and Deloitte & Touche LLP executed a settlement agreement to resolve litigation over consulting services and payment for those services. This matter is more fully discussed in Part II, Item 1 of this Form 10-Q. The settlement is not expected to have a material effect on the Company's financial condition, results of operations or cash flow.

On December 19, 1994 the Company filed an action against the City of Cleveland seeking specific performance of a 1989 Master Development Agreement pertaining to a proposed real estate project known as Chagrin Highlands. The complaint also seeks a declaratory judgment that the Master Development Agreement is in full force and effect and asks for an injunction preventing the City from interfering with the rights of the plaintiffs under that Agreement as well as compensatory damages in the amount of $100 million.
The trial is scheduled to begin in early December, 1995.

Additionally, the Company and its subsidiaries are defendants in various lawsuits arising in the ordinary course of business. The Company has provided a reserve for the estimated liability associated with significant cases. In the opinion of management, any additional liability with respect to these matters will not have a material effect on the Company's financial position, results of operations or cash flow.

Costs charged by the Company to the U.S. Government in the performance of U.S. Government contracts are subject to inquiry and audit. Several years are open. The Company has provided a reasonable reserve for possible disallowed costs.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS SUMMARY

                                1st Qtr  2nd Qtr  3rd Qtr Nine Mos Nine Mos 3rd Qtr
(in thousands)                   1995     1995     1995     1995     1994      1994
Net Sales                     $ 85,266 $ 88,690 $ 92,349 $266,305  $232,933  $ 79,792
 Cost of Sales                  63,013   66,747   68,435  198,195   179,013    61,468
Gross Profit on Sales           22,253   21,943   23,914   68,110    53,920    18,324
 % of Net Sales                  26.1%    24.7%    25.9%    25.6%     23.1%     23.0%
Operating Expenses:
 Selling, General & Admin.      13,830   12,491   13,898  40,219     50,175    14,278
 Research and Development        3,510    2,997    3,792  10,299     14,145     2,734
Total Operating Expenses        17,340   15,488   17,690  50,518     64,320    17,012
Operating Income (Loss)       $  4,913 $  6,455 $  6,224 $17,592   $(10,400) $  1,312
  % of Net Sales                  5.8%     7.3%     6.7%    6.6%      (4.5)%     1.6%

Discussion of 1995 Compared to 1994:

For the first nine months of 1995, Net Sales increased $33.4 million, or 14%, to $266.3 million from net sales of $232.9 million for the same period in 1994. Sales increased 44% at Snorkel and 10% at the Scott/Taylor segment. Sales at Interstate Electronics decreased 6%. For the third quarter, 1995 sales of $92.3 million were 16% higher than 1994 third quarter sales. Third quarter 1995 sales increased $3.7 million or 4% over the second quarter of 1995.

Gross Profit for the nine months ended September 30 improved $14.2 million to $68.1 million and represented 25.6% of net sales as compared to 23.1% in 1994. All three segments achieved gross profit dollar improvements.

Selling, General and Administrative expenses decreased in dollars and as a percentage of net sales. For the nine months, selling, general and administrative expenses were 15.1% in 1995, compared to 21.5% in 1994. Lower Corporate general and administrative expense was responsible for substantially all of the improvement.

Operating Income amounted to $17.6 million in 1995, as compared to an operating loss of $10.4 million in 1994.

Income from Continuing Operations and Net Income were both $1.0 million for the three months ended September 30, 1995 compared to a loss from continuing operations of $10.8 million and net loss of $15.8 million for the comparable 1994 period. On a year-to-date basis, the 1995 loss from continuing operations and the net loss of $12.9 compares favorably with the 1994 loss from continuing operations of $37.2 million and the net loss of $54.1 million.

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

The results of operations for Interstate Electronics were as follows:

                                1st Qtr  2nd Qtr  3rd Qtr Nine Mos Nine Mos 3rd Qtr
(in thousands)                   1995     1995     1995     1995     1994      1994
Net Sales                     $ 24,787 $ 26,934 $ 23,971 $ 75,692  $ 80,352  $ 27,051
 Cost of Sales                  17,888   19,627   17,849   55,364    60,195    19,652
Gross Profit on Sales            6,899    7,307    6,122   20,328    20,157     7,399
 % of Net Sales                  27.8%    27.1%    25.5%    26.9%     25.1%     27.4%
Operating Expenses:
 Selling, General & Admin.       2,677    3,110    2,989    8,776     9,131     3,411
 Research and Development        2,187    1,748    2,330    6,265    10,079     1,412
Total Operating Expenses         4,864    4,858    5,319   15,041    19,210     4,823
Operating Income (Loss)       $  2,035 $  2,449 $    803 $  5,287  $    947  $  2,576
  % of Net Sales                  8.2%     9.1%     3.3%     7.0%      1.2%      9.5%

Discussion of 1995 Compared to 1994:

Net Sales, Margins and Profits for the third quarter declined due to expected reductions in U.S. Government defense spending and concurrent costs to launch Interstate Electronics Corporation's commercial GPS and Satellite Communication businesses. Meaningful commercial sales and profits are not expected in 1995.

Net Sales for the quarter and year-to-date declined due to expected reductions in defense spending. In comparing the first nine months of 1995 to 1994 the GPS and Strategic Weapon Systems businesses were flat while the Displays and Satellite Communication Systems business experienced a drop in sales. The gross profit performance has improved during the nine month period this year from 25.1% to 26.9% due to improvement in the Displays and GPS business product lines. In comparing the third quarter 1995 to 1994 the gross profit fell by $1.3 million. The two major factors were the sales volume drop of $3.1 million and lower margins across the segment.

Operating Profit as a percent of sales for the first nine months of 1995 increased to 7.0% from 1.2% in 1994. This is primarily due to lower research and development expense in 1995 as a result of the conclusion of the initial product development phase of two major commercial ventures: 1) A bandwidth-on-demand Time Divided Multiple Access ("TDMA") mesh network product from the Satellite Communication Systems business unit, and 2) A Flight Management and Navigation Landing System ("FMS") from the Global Positioning Systems business unit. The 1995 expenses primarily reflect the costs necessary to finalize the products. TDMA is scheduled for a public demonstration in the winter of 1995. FMS is currently undergoing FAA certification tests which will continue into early 1996.

Operating Profit for the third quarter dropped from 9.5% in 1994 to 3.3% in 1995. The two major factors were the reduction of gross margin from 27.4% to 25.5% and the increase in research and development costs (from 5.2% to 9.7%) to finalize the commercial products. Selling, general and administrative expenses as a percent of sales were 12.5% in the third quarter of 1995, down slightly from 12.6% in the prior year quarter. The amount of general and administrative expenses in the third quarter was reduced from the second quarter 1995 by aggressive cost controls, which included reducing indirect employees from a five to a four day work week and reducing executive compensation.

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

The results of operations for Scott/Taylor Environmental were as follows:

                                 1st Qtr  2nd Qtr  3rd Qtr Nine Mos Nine Mos 3rd Qtr
(in thousands)                    1995     1995     1995     1995     1994      1994
Net Sales                     $ 30,510 $ 32,056 $ 33,787 $ 96,353  $ 87,214  $ 29,739
 Cost of Sales                  20,565   21,838   22,625   65,028    58,426    19,892
Gross Profit on Sales            9,945   10,218   11,162   31,325    28,788     9,847
 % of Net Sales                  32.6%    31.9%    33.0%    32.5%     33.0%     33.1%
Operating Expenses:
 Selling, General & Admin.       3,764    3,947    3,698  11,409     10,953    3,390
 Research and Development          772      664      796   2,232      2,717      896
Total Operating Expenses         4,536    4,611    4,494  13,641     13,670    4,286
Operating Income (Loss)       $  5,409 $  5,607 $  6,668 $17,684   $ 15,118  $ 5,561
  % of Net Sales                 17.7%    17.5%    19.7%   18.4%      17.3%    18.7%


Discussion of 1995 Compared to 1994:

Net Sales for the first nine months of 1995 increased by 10% compared to last year (14% increase for the third quarter) due to continued strong orders for oxygen products from Aviation customers, as well as continued orders for emergency breathing equipment from Government customers.

Gross Margin for the nine months and the third quarter is down slightly due to less favorable product mix.

Selling, General and Administrative expenses for the first nine months and the third quarter have increased slightly but are lower as a percent of sales when compared to the same periods last year.

Research and Development expenses are lower for the year due to completion of some major new programs which were underway last year.

SNORKEL

Snorkel manufacturers self-propelled aerial work platforms and scissorlifts for use in construction and maintenance activities and self-propelled telescopic and articulating booms. Snorkel also fabricates and services booms that are mounted on fire apparatus to deliver large quantities of water from elevated positions.

The results of operations for Snorkel were as follows:

                                1st Qtr  2nd Qtr  3rd Qtr Nine Mos Nine Mos 3rd Qtr
(in thousands)                   1995     1995     1995     1995     1994      1994
Net Sales                     $ 29,969 $ 29,700 $ 34,591 $ 94,260 $65,367  $ 23,002
 Cost of Sales                  24,560   25,282   27,961   77,803  54,015   19,265
Gross Profit on Sales            5,409    4,418    6,630   16,457  11,352    3,737
 % of Net Sales                  18.0%    14.9%    19.2%    17.5%   17.4%    16.2%
Operating Expenses:
 Selling, General & Admin.       1,850    1,989    2,070   5,909    4,725    1,669
 Research and Development          551      585      666   1,802    1,349      426
Total Operating Expenses         2,401    2,574    2,736   7,711    6,074    2,095
Operating Income (Loss)       $  3,008 $  1,844 $  3,894 $ 8,746  $ 5,278  $ 1,642
  % of Net Sales                 10.0%     6.2%    11.3%    9.3%     8.1%     7.1%


Discussion of 1995 Compared to 1994:

Net Sales increased 44% for the nine months and 50% for the third quarter, compared to last year due to continued high domestic market demand for aerial work platforms ("AWP"), resurgent international AWP markets and continued improvement in plant output.

Gross Profit amounts and gross margin percentages improved for the nine months and the third quarter as compared with 1994 due to increased plant throughput and improving manufacturing efficiencies.

Selling, General and Administrative expenses as a percentage of net sales improved for the nine month and three month periods compared to 1994.

Research and Development expenses increased due to product development expenditures for AWPs and fire service products.

CORPORATE AND UNALLOCATED COSTS AND EXPENSES

Corporate activity and unallocated costs and expenses were as follows:
                                1st Qtr  2nd Qtr  3rd Qtr Nine Mos Nine Mos 3rd Qtr
(in thousands)                   1995     1995     1995     1995     1994     1994
Cost of Sales                 $      - $      - $      - $      -  $  6,377  $  2,659

Selling, General & Admin.     $  5,539 $  3,445 $  5,141 $ 14,125  $ 25,366  $  5,808

Other Expenses (Income):
 Refinancing Costs               4,522    5,528      756   10,806    17,313     9,365
 Interest Expense                9,074    7,555    6,446   23,075    31,124    10,054
 Interest Income                  (844)    (581)    (306)  (1,731)   (2,673)   (1,139)
 Other, Net                        199     (217)  (1,646)  (1,664)   (8,942)   (8,884)

Discussion of 1995 Compared to 1994:

Cost of Sales were primarily associated with the centralized manufacturing and technology centers created as part of the factory automation program. These Centers were shut down in 1994 to reduce costs. The 1994 costs represent machinery-related rental expenses and inventory that was written off.

Selling, General and Administrative expenses were reduced significantly in 1995. These reductions included numerous cost-cutting measures, principally, legal and professional fees, a 41% reduction in Corporate staff and the elimination of Corporate aircraft and, in the second quarter of 1995, the reversal of the 1994 bonus accrual ($1.4 million). In the second quarter, the Company paid only required bonuses and did not pay discretionary bonuses following the 1994 consolidated loss; accordingly, the accrual was reversed.

Refinancing Costs are for professional and lender fees related to the liquidity crisis of late 1993 and the first half of 1994 and the resultant Override Agreement which restructured $487 million of debt and leases on August 1, 1994. The 1995 expenses are predominantly lender fees, while 1994 expenses were for professional fees. Refinancing costs decreased substantially in the third quarter of 1995 as the 3-1/2% fee from the original portion of the Override Agreement was amortized over the refinancing period ended June 30, 1995.

Interest Expense decreased for the nine months and for the third quarter due to lower debt levels in 1995 offset somewhat by higher interest rates than in 1994.

CORPORATE AND UNALLOCATED COSTS AND EXPENSES - continued

Other, Net was favorably impacted in the third quarter of 1995 by adjustments to litigation and environmental reserves established in 1994. The adjustments were made as a result of favorable developments that occurred in the third quarter of 1995. In August and September 1995 the Company resolved the litigation referred to in paragraph 1 of Note 8. Also in the quarter, the Company revised downward the estimated environmental clean-up costs at three locations based upon developments occurring in the quarter. Other, Net in 1994 reflects the proceeds from business interruption insurance associated with the Missouri River flood in August, 1993.

FINANCIAL POSITION AND LIQUIDITY

Accounts Receivable at September 30, 1995 are $54.8 million, compared to $45.0 million as of the end of the year. Increased
Snorkel sales and slow payments from the government account for the increase.

Inventories increased by $7.2 million due to a shortage of vendor supplied quality parts which resulted in unfinished production remaining in inventory.

Cash from operations and working capital required $10.7 million, consisting of a loss from operations (due principally to payments of refinancing fees and interest) mostly offset by the tax refund.
The proceeds from divestitures and miscellaneous asset sales generated $197.0 million, of which $157.8 million was applied to pay down debt since year-end 1994.

Expenditures for property, plant and equipment were $4.4 million for continuing operations ($18.5 million for discontinued operations) in 1995. 1995 expenditures are for improvements in manufacturing efficiencies and tooling related to the production of new products. Capital expenditures are expected to be funded from internally generated funds.

As discussed in Note 4 to the Consolidated Financial Statements, the Company completed a debt refinancing which precludes the Company from incurring additional indebtedness and specifies repayment and other terms through January 1, 1996. In 1995, the Company has been selling those businesses whose net assets have been presented in the Company's balance sheet as Net Assets Related to Discontinued Operations and applying a substantial portion of the proceeds to amortize the refinanced indebtedness. The Company will continue to do so throughout the remainder of 1995.

Net Assets Related to Discontinued Operations at September 30, 1995 is $74.5 million, a decrease of $223.9 million from $298.4 million at the beginning of the year. The divestitures of twelve businesses noted in Note 2 account for this decrease. In the third quarter, the Company made amortization payments of $47 million in accordance with the Override agreement, of which $38 million was applied against Funded Debt and $9 million was used to cash collateralize Contingent Debt.

All financial covenants in the Override Agreement have been satisfied. These covenants specify minimum net worth balances of $50 million at September 30, 1995 (the Company achieved $53 million) and $56 million at December 31, 1995. In the event the Company fails to satisfy a financial covenant, the Agreement contains a provision which permits the lenders with notice to the Company to accelerate the due date of the remaining scheduled

FINANCIAL POSITION AND LIQUIDITY - continued

Override Debt and to require the Company to cash collateralize all outstanding Contingent Debt.

Management expects that the Company will continue to comply with the financial covenants and to maintain sufficient liquidity to fund future required loan payments and operations. The Company expects its outstanding Funded Debt of $43.4 million at September
30, 1995 to be paid out and the Contingent Debt to be renegotiated or fully cash collateralized by December 31, 1995.

The Company is in the process of negotiating a new credit facility and anticipates that the negotiations will be completed and a new facility in place by year-end. If a replacement facility is not in place by January 1, 1996 and the Override Agreement expires, then all remaining Funded Debt and reimbursement obligations under Contingent Debt mature. In such event, the Company would be required to pay Funded Debt in full and to satisfy Contingent Debt by providing replacement or back-up letters of credit or cash collateral for each letter of credit.

Liquidity as of September 30, 1995 consisted of $29.1 million of unrestricted cash, an unused line of credit, cash balances at the discontinued businesses and cash flow from the ongoing businesses.
The high level of interest to service outstanding debt requires the continual divestiture of the discontinued operations so that as these entities are divested, the proceeds can be applied to pay down outstanding debt and thereby reduce interest expense.

                       PART II.   OTHER INFORMATION


ITEM 1.  Legal Proceedings

     In a class action suit filed on April 18, 1994, in the U.S.
     District Court for the Northern District of Ohio against the Company and two former officers and directors, the plaintiff stockholder alleged that the defendants disseminated false and misleading information to the investing public concerning the Company's business, management, financial condition, and future prospects in violation of Section 10(b) and 20(a) of the Securities Exchange Act of 1934. A separate class action suit was filed by another stockholder on May 11, 1994, in the same court against the Company and certain former and present officers and directors setting forth similar allegations.
     Both suits sought monetary damages and costs and were consolidated into one case. The parties subsequently agreed upon a settlement in September 1995 and are negotiating a formal agreement incorporating the settlement terms. The provisions of the settlement will be specified in a notice to be sent to the members of the affected stockholder class who will be afforded an opportunity to object to the settlement.
     The terms of the settlement will thereafter be subject to final court approval.

     In two separate suits reported in the Company's 1993 Form
     10-K Annual Report, three stockholders of the Company filed derivative complaints on October 13 and December 2, 1993 in the Common Pleas Court of Lake County, Ohio, seeking recovery on behalf of the Company for alleged self-dealing, waste of corporate assets, financial statement over-statements, gross mismanagement and participation or acquiescence in such practices by Directors of the Company, all of whom were named as defendants. The Court consolidated the two suits and subsequently dismissed them with respect to all defendants.
     The plaintiffs appealed the Court's decision, and before the appeals court issued a ruling, the parties reached a settlement. The principal terms of the settlement were included in a notice mailed to the Company's stockholders of record and they were provided an opportunity to object.
     Following a hearing held on August 7, 1995, the Court entered a judgment on August 10, 1995 approving the settlement and dismissing the litigation. The judgment was not appealed and became final on September 11, 1995, when the time for appeal expired. The terms of the settlement were described in the supplement to the proxy statement for the Company's 1995
     Annual Meeting of Stockholders held on October 17, 1995.

     On October 11, 1994, Deloitte & Touche LLP filed suit against the Company in the Cuyahoga Common Pleas Court of Ohio alleging that the Company was in breach of contract for

                 PART II.   OTHER INFORMATION - continued

     failure to pay for consulting services rendered by Deloitte
     & Touche in the approximate amount of $30 million plus interest. On the same date, the Company filed in the same court its complaint against Deloitte & Touche (and later against Deloitte & Touche LLP) alleging that in connection with consulting services rendered to the Company, Deloitte &
     Touche was liable for breach of contract, negligent misrepresentation, breach of fiduciary duty, professional negligence and fraudulent inducement. The Court consolidated the two cases and subsequently entered its order of dismissal on October 26, 1995 after the parties entered into a settlement agreement, which is not expected to have a material effect on the Company's financial condition, results of operations or cash flow.

     On December 19, 1994 the Company, its subsidiary Figgie
     Properties Inc. and the Richard E. Jacobs Group filed an action in the Common Pleas Court of Cuyahoga County, Ohio against the City of Cleveland seeking specific performance of a 1989 Master Development Agreement pertaining to a proposed real estate project known as Chagrin Highlands. The
     Company's complaint also seeks a declaratory judgment that the Master Development Agreement is in full force and effect and asks for an injunction preventing the City from interfering with the rights of the plaintiffs under that Agreement as well as compensatory damages in the amount of $100 million. The City of Cleveland filed a motion to dismiss the Company's complaint and on May 1, 1995, the Court denied the City's motion to dismiss the complaint and granted its motion to dismiss the Jacobs Group as a party plaintiff.
     The trial is scheduled to being in early December, 1995.

ITEM 6.  Exhibits and Reports on Form 8-K

     (a)  List of Exhibits

             10.1  Management Agreement entered into with Luther
                   A. Harthun dated April 28, 1995.

             10.2 Charles B. Miner, et al. v. Figgie, Jr., et al. and MacDavid v. Figgie, Jr., et al.
                   settlement dated September 11, 1995.

             27.0  Financial Data Schedule

     (b)  Reports on Form 8-K filed during the quarter

             Form 8-K dated July 21, 1995 filed August 4, 1995 under Items 2, 5 and 7.


                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Figgie International Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                  FIGGIE INTERNATIONAL


                                  By:_______/s/____________
                                  Steven L. Siemborski
                                  Senior Vice President and
                                  Chief Financial Officer
                                  (Duly Authorized and
                                  Principal Financial Officer)

Date: November 8, 1995

