Form 10-K
period 1995-12-31
FIGGIE INTERNATIONAL INC /DE/
filed 1996-02-29
CIK 720032

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549
                                 FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   12/31/95       Commission file number   1-8591
                     FIGGIE INTERNATIONAL INC.
         (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

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

            At  2/6/96                        $179,649,127

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE
REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE
DATE.

                                                      Outstanding 2/6/96
 Class A Common Stock, Par Value $.10 Per Share              13,676,416
 Class B Common Stock, Par Value $.10 Per Share               4,724,193

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

Proxy Statement Re:1995 Annual Stockholders' Meeting(See Part III) Certain documents incorporated from prior filings (See Part IV)

Except as otherwise stated, the information contained in this Annual Report is as of December 31, 1995.

                                PART I

  Item 1.  Business

  Figgie International Inc. (referred to, with all of its consolidated subsidiaries and divisions, and their predecessor entities, unless the context otherwise requires, as the "Company") announced on February 15, 1995, its strategic business plan, effective December 31, 1994 ("the Strategic Business Plan"). Under the Strategic Business Plan, the Company has been focusing on technology-driven manufacturing companies and divesting other businesses to reduce debt and return the Company to profitability. Since the adoption of the Strategic Business Plan, the Company has sold twelve businesses and is in the process of selling an additional two businesses. The Company's ongoing operations comprise three reportable business segments: 1) Sophisticated electronic systems through its subsidiary, Interstate Electronics Corporation, 2) Protective breathing and oxygen equipment and instruments through Scott and Taylor Environmental Instruments, and 3) Aerial work platforms through its Snorkel unit. The Company's real estate development activities, conducted through its subsidiary, Figgie Properties, Inc., is reported as a corporate department. The description of the operations comprising these three reporting segments is set forth below:

     Interstate Electronics Corporation ("Interstate Electronics") develops and produces sophisticated telemetry, instrumentation, and data recording systems and position measuring systems referred to as Global Positioning Systems ("GPS"), for the U.S. Navy's Polaris/Poseidon, TRIDENT, and TRIDENT II ships; precise GPS for aircraft and turnkey test ranges; and GPS for commercial and business aircraft navigation and landing systems. Interstate Electronics also designs and produces plasma, liquid crystal, and cathode-ray tube display systems for a variety of shipboard and aircraft applications. In addition, Interstate Electronics manufactures sophisticated bandwidth-on-demand satellite communication modems and terminals for government and commercial applications.

     The Scott division manufactures the Scott Air Pak* and other life support products for fire fighting and personal protection against industrial contaminants. The air-purifying products provide protection against environmental and safety hazards. Scott manufactures protective breathing equipment, pilot and crew oxygen masks plus emergency oxygen for passengers on commercial, government and private aircraft. Scott also manufactures instruments to detect the presence of combustible or toxic gases and the lack of oxygen.



  * Registered or common law trademarks and service marks of Figgie International Inc. and its subsidiaries.

     The Taylor Environmental Instruments ("Taylor") division manufactures temperature and environmental measuring and testing devices, such as consumer thermometers, barometers and hygrometers. In addition to use in scientific laboratories, hospitals and universities, these devices are used in heating, ventilation and air conditioning (HVAC), food service and industrial applications.

     The Snorkel division manufactures self-propelled aerial work platforms, such as telescopic and articulating booms and scissorlifts for use in construction and maintenance activities. Snorkel also fabricates and services booms that are mounted on fire apparatus to deliver large quantities of water from elevated positions. The division also includes the operations of the Company's subsidiary, Talon, which manufacturers trailer mounted booms in New Zealand and distributes Snorkel products in Australia, New Zealand and Southeast Asia.

  The operations offered for sale in 1995 as a result of the Strategic Business Plan were categorized as discontinued operations for 1994 financial reporting purposes and are set forth below:

     "Automatic" Sprinkler Corporation of America **
     Figgie Acceptance **
     Figgie Fire Protection Services **
     Figgie Financial Services **
     Figgie Material Handling Systems **
     Figgie Natural Resources **
     Figgie/Alfa Packaging Systems **
     Figgie Power Systems **
     Hartman Electrical
     Interstate Engineering
     Medcenter Management Services **
     Safway Steel Products **
     S-P/Sheffer International **
     SpaceGuard Products **

  The Company had announced in 1994 that it would dispose of a number of its businesses (the "1994 Divestiture Program") in order to effectuate the refinancing of debt. At that time the Company was negotiating with certain lenders who had temporarily waived non-compliance with financial covenants by the Company under a number of credit agreements. These negotiations culminated with the execution on August 1, 1994 of an Override Agreement between the Company and its lenders to refinance $315 million in debt and commitments and of lease amendments to refinance $172 million in leases. Those businesses discontinued as of December 31, 1993 are set forth below:

     Rawlings Sporting Goods *
     Sherwood-Drolet *
     Advance Security *
     American LaFrance **
     Essick/Mayco Pump *
     Medical Devices ***
     Safety Supply America *
     Waite Hill Insurance *

   *    Sold in 1994
   **   Sold in 1995
   ***  Closed

  The businesses discontinued in the first half of 1994 are the following:

     Casi-Rusco *
     Fred Perry Sportswear **

   *    Sold in 1994
   **   Sold in 1995

  Through December 31, 1995, the Company concluded the sales of all but two of its discontinued businesses. Sales of the two remaining businesses are
  being negotiated currently.   For further discussion of the Company's
  divestment of these operations, see "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations", included elsewhere herein.

  On February 21, 1996, the Board of Directors determined to explore strategic alternatives to enhance shareholder value. In this regard, the Company retained investment banking firms to assist it in assessing and pursuing the strategic alternatives available to the Company. Those alternatives could include, but are not limited to, the sale of a portion or all of the Company. No assurance can be given that any transaction will be pursued or, if a transaction is pursued, that it will be consummated.

  The Company's business is generally managed at the operating division and subsidiary level. Financial, legal, real estate and certain administrative functions are performed at the corporate offices of the Company.

  Customers

  The U.S. Government accounted for approximately 27.0%, 33.0% and 39.3% of the Company's total net sales and approximately 87.6%, 90.7% and 93.2% of the net sales of Interstate Electronics for 1995, 1994 and 1993, respectively. No other single customer accounted for more than 10% of the Company's net sales. Approximately 75% of Interstate's net sales for the next year are expected to come from U.S. government contracts. These net sales are subject to the standard government contract clause that permits the government to terminate such contracts at its convenience. In the event of such termination, there are provisions to enable the Company to recover its costs plus a fee. The Company does not anticipate the termination of any of its major government contracts.

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

  Backlog of Orders

  As of December 31, 1995 and 1994, the Company had a total backlog of orders as follows (in millions):
                                      1995    1994
      Interstate Electronics:
         Under contract               $ 46    $ 14
         Under contract and funded      38      76
                                        84      90
      Scott/Taylor Environmental        49      23
      Snorkel                           81      34
                                      $214    $147

  On these dates such backlog was believed to be firm. However, final verification of the Company's backlog estimates depends on, among other things, government funding and general economic and business conditions in 1996 that cannot be predicted. Of the backlog at Interstate Electronics, $28.1 million and $18.4 million at December 31, 1995 and 1994, respectively, are not expected to be completed within twelve months.

  Raw Materials

  The Company believes that the principal raw materials and purchased component parts for the manufacture of its products are available from a number of suppliers and are generally available in sufficient quantities to meet its current requirements.

  Effect of Environmental Compliance

  At the present time, compliance with federal, state, and local provisions with respect to environmental protection and regulation has not had and is not expected to have a material impact on the Company's capital expenditures, earnings, operations, financial position or competitive position.

  Employees

  As of December 31, 1995, the Company's workforce was comprised of the following employees:

                           Continuing   Discontinued
                           Operations    Operations
     Domestic-Salary          1,282          110
     Domestic-Hourly          1,053          208
     Foreign-Salary              47            -
     Foreign-Hourly             200            -
         Total Employees      2,582          318

  Approximately 300 employees are covered by collective bargaining agreements with various unions. Substantially all of the Company's contracts with the several unions representing its employees expire at various dates within the next three years. The Company considers its overall relations with its workforce to be satisfactory.

  Research and Development

  During 1995, the Company's research and development activities consisted principally of further development of high technology, defense-based products to commercial applications at Interstate Electronics and, to a lesser extent, customary development activities of its other business units to improve their products. Research and development expenditures were $14.0 million, $18.5 million and $18.0 million for 1995, 1994 and 1993, respectively.


  Distribution

  The Company's products and services are marketed through most normal channels of distribution. These vary by industry segment and include direct sales by Company salesmen, sales through independent distributors and dealers, sales through manufacturers' agents, direct sales to government agencies, and the use of licenses and joint ventures.

Financial Information About the Company's Business Segments

                  FIGGIE INTERNATIONAL INC. AND SUBSIDIARIES
                                (in thousands)

                                              Year Ended December 31
                                             1995     1994       1993
Sales to Unaffiliated Customers* and by Product Line:
Interstate Electronics
 Strategic Weapon Systems                  $ 50,914 $ 52,909  $ 61,360
 Global Positioning Systems                  28,205   37,964    33,265
 Other                                       19,146   22,764    20,267
                                             98,265  113,637   114,892
Scott/Taylor Environmental
 Health/Safety Products                    $ 62,058 $ 62,245  $ 61,340
 Aviation/Government Products                50,534   36,445    37,447
 Temperature and Environmental Products      18,191   20,095    18,793
                                            130,783  118,785   117,580
Snorkel
 Booms                                     $ 78,209 $ 51,719  $ 30,497
 Scissorlifts and Other                      51,775   35,279    24,184
                                            129,984   86,998    54,681

   Total Sales to Unaffiliated Customers   $359,032 $319,420  $287,153

Major Customer Sales*:
   Interstate Electronics                  $ 86,121 $103,095  $107,102
   Scott/Taylor Environmental                10,671    2,378     5,244
   Snorkel                                        6       75       375
   Total Sales to U.S. Government          $ 96,798 $105,548  $112,721

Export Sales - United States to*:
   Canada                                  $ 15,385 $ 12,588  $ 13,141
   Other                                     24,819   20,794    16,604
   Total U.S. Export Sales                 $ 40,204 $ 33,382  $ 29,745

Operating Profit (Loss)*:
   Interstate Electronics                  $  5,883 $  6,010  $  3,486
   Scott/Taylor Environmental                23,061   20,176    18,620
   Snorkel                                   12,584    4,491    (5,108)
      Total for Reporting Segments           41,528   30,677    16,998
   Corporate and unallocated expenses       (18,436) (45,495)  (41,855)
   Total Operating Profit (Loss)           $ 23,092 $(14,818) $(24,857)

Identifiable Assets:
   Interstate Electronics                  $ 52,813 $ 50,750  $ 46,535
   Scott/Taylor Environmental                49,595   44,235    44,067
   Snorkel                                   59,234   50,556    48,542
   Corporate                                136,038  177,322   231,160
   Discontinued Operations                   69,799  317,601   552,164
   Total Identifiable Assets               $367,479 $640,464  $922,468

Capital Expenditures:
   Interstate Electronics                  $  1,113 $  3,713  $  1,430
   Scott/Taylor Environmental                 1,285    2,864     4,493
   Snorkel                                    2,199    5,658     6,573
   Corporate                                  1,624   12,780    11,628
   Discontinued Operations                   19,123   35,289    85,433
   Total Capital Expenditures              $ 25,344 $ 60,304  $109,557

Depreciation and Amortization:
   Interstate Electronics                  $  1,616 $  1,083  $  1,177
   Scott/Taylor Environmental                 1,809    1,524     2,305
   Snorkel                                    2,014    1,591     2,311
   Corporate                                    855    3,957     4,396
   Discontinued Operations                        -   33,478    30,644
   Total Depreciation and Amortization     $  6,294 $ 41,633  $ 40,833


  * Excludes those operating units that are discontinued operations. See "Item 7- Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

  Executive Officers of the Company

  As of February 22, 1996, the following executive officers of the Company serve in the positions indicated:


   JOHN P. REILLY, Chief Executive Officer and a Director of the Company since January 3, 1995, President since February 1, 1995 and Chairman of the Board of Directors since May 16, 1995; formerly President and Chief Operating Officer of Brunswick Corporation from September, 1993 to June, 1994. Mr. Reilly previously had been President and Chief Executive Officer of Tenneco Automotive from 1987 to 1993; age 52.


   LUTHER A. HARTHUN, Senior Vice President-Legal and Secretary since
     February 1, 1996; Senior Vice President-International, General Counsel and Secretary from April 1981 to February 1, 1996; Vice President-International, General Counsel and Secretary since May 1979; and Vice President, General Counsel and Secretary of the Company since 1970; General Counsel since 1966; age 60.


   STEVEN L. SIEMBORSKI, Senior Vice President and Chief Financial
     Officer, and a Director of the Company since July 1, 1994. Mr. Siemborski was associated with the firm of Ernst & Young from 1976 to 1994, most recently as a Partner in Ernst & Young's Special Services Group; age 41.


   KEITH V. MABEE, Vice President-Corporate Relations since August, 1994;
     Vice President-Public and Government Affairs from February 1994 until August 1994; and Director-Public and Government Affairs from July 1993 until February 1994. He previously served as Vice President, Communications with Industrial Indemnity, a commercial insurance company, from 1989 to 1993 and prior to 1989 he was Senior Vice President, Corporate Communications with Amfac Inc., a diversified services company; age 48.

  Item 2.  Properties


  The Company's principal manufacturing plants in the United States have approximately 960,000 square feet of floor area for manufacturing, warehousing, and administrative uses. Approximately 935,000 square feet of this area is owned and the balance is leased. The Company believes its facilities are suitable for its purposes, having adequate productive capacity for the Company's present and anticipated needs.


                         Principal Facilities
                                                 Approx.
                                               Floor Area
    Reporting Segment         Location         (Sq. Feet)
    Interstate Electronics    Anaheim, CA         371,000

    Scott                     Monroe, NC          120,000
                              Lancaster, NY       111,000
                              South Haven, MI      25,000

    Snorkel                   Elwood, KS          266,000
                              St. Joseph, MO       15,000

    Taylor Environmental      Fletcher, NC         52,000



  Item 3.  Legal Proceedings


  In a class action suit filed on April 18, 1994 in the U.S. District Court for the Northern District of Ohio against the Company and two former officers and directors, the plaintiff stockholder alleged that the defendants disseminated false and misleading information to the investing public concerning the Company's business, management, financial condition, and future prospects in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. A separate class action suit was filed by another stockholder on May 11, 1994, in the same court against the Company and certain former and present officers and directors setting forth similar allegations. Both suits sought monetary damages and costs and were consolidated into one case. The parties subsequently agreed upon a settlement in September 1995 and are negotiating a formal agreement incorporating the settlement terms. The provisions of the settlement will be specified in a notice to be sent to the members of the affected stockholder class who will be afforded an opportunity to object to the settlement. The terms of the settlement will thereafter be subject to final court approval. The Company has established an appropriate accrual for this matter.

  On December 19, 1994 the Company, its subsidiary Figgie Properties Inc. and the Richard E. Jacobs Group filed an action in the Common Pleas Court of Cuyahoga County, Ohio against the City of Cleveland seeking specific performance of a 1989 Master Development Agreement pertaining to a proposed real estate project known as Chagrin Highlands. The Company's complaint also seeks a declaratory judgment that the Master Development Agreement is in full force and effect and asks for an injunction preventing the City from interfering with the rights of the plaintiffs under that Agreement as well as compensatory damages in the amount of $100 million. The City of Cleveland filed a motion to dismiss the Company's complaint. On May 1, 1995, the Court denied the City's motion to dismiss the complaint and granted its motion to dismiss the Jacobs Group as a party plaintiff. On January 24, 1996, the Court denied the City's motion for summary judgment and granted the Company's motion for summary judgment with respect to several counts of a counterclaim filed by the City. The trial is scheduled to begin on April 29, 1996.

  The Company is also involved in ordinary routine litigation incidental to its business. Management does not believe that such litigation will have a material adverse effect upon the Company.


  Item 4.  Submission of Matters to a Vote of Security Holders

  The annual stockholders meeting was held on October 17, 1995 and the nominees for Director were elected pursuant to the following vote:

                                           AUTHORITY
       NOMINEE                 FOR          WITHHELD

    Fred J. Brinkman        3,538,361       116,374
    F. Rush McKnight        3,454,983       199,754
    John P. Reilly          3,548,432       106,304

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

  The high and low sales prices recorded on the NASDAQ/NMS System for each quarterly period during the years 1995 and 1994 are set forth below.


                       1995                         1994
                     Quarter                      Quarter
              1st    2nd    3rd   4th     1st    2nd    3rd   4th
  Class A Common:
   Low      $5.938 $7.875 $8.375$9.875   $8.00 $7.875 $8.625$4.625
   High     $9.125 $9.625$14.125$13.25  $14.50$11.125 $10.50$9.125

  Class B Common:
   Low       $6.00  $7.00  $7.50 $9.00   $8.25  $7.25 $8.625 $4.00
   High      $9.00  $8.75 $13.75$12.75  $16.00 $11.75 $11.00 $9.00


  As of February 6, 1996 there were 6,256 holders of Class A Common Stock and 5,170 holders of Class B Common Stock.

  No dividends were paid in 1995 or 1994.

  Item 6.  Summary of Selected Financial Data

  The following tables set forth selected consolidated financial data of the Company for the five years ended December 31, 1995. This data has been derived from the Company's audited consolidated financial statements. These tables should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of the Company included elsewhere herein. The report of Arthur Andersen LLP, independent auditors, covering the Company's consolidated financial statements for the years ended December 31, 1995, 1994 and 1993, is also included elsewhere herein.

  During the period from January 1, 1994 and continuing through December 31, 1995, the Company implemented a Strategic Business Plan, under which it has engaged in a process of selling a number of its business operations to reduce debt and concentrate on its technology-driven manufacturing companies.

                                          Year Ended December 31
                                  1995               1994               1993           1992           1991
Financial Data (in thousands)
Net Sales                      $ 359,032          $ 319,420         $  287,153     $  284,990     $  308,019

(Loss) before Discontinued
   Operations and Change in
   Accounting Principle        $ (10,493)         $ (85,247)        $  (82,345)    $   (9,200)    $   (7,368)
(Loss) Income from
   Discontinued Operations        (5,597)           (81,483)          (103,269)        37,499         37,437
Cumulative Effect of Change
   in Accounting Principle              -                 -              5,839              -              -
Net (Loss) Income              $ (16,090)         $(166,730)         $(179,775)    $   28,299     $   30,069

Total Assets                   $ 367,479          $ 640,464          $ 922,468     $1,012,269     $1,002,541
Total Debt*                    $ 214,328          $ 413,311          $ 539,737     $  453,809     $  488,293

Per Share Data
(Loss) before Discontinued
   Operations and Change in
   Accounting Principle          $  (.58)           $ (4.81)           $ (4.63)       $ (0.52)       $ (0.42)
(Loss) Income from
   Discontinued Operations          (.31)             (4.60)             (5.81)          2.13           2.14
Cumulative Effect of Change
   in Accounting Principle              -                 -                .33              -              -
Net (Loss) Income                $  (.89)           $ (9.41)           $(10.11)       $  1.61        $  1.72

Cash Dividends Class A Shares          -                  -              0.435          0.500          0.500
               Class B Shares          -                  -              0.435          0.500          0.500

Book Value                       $  2.70            $  3.54            $ 11.84        $ 22.14        $ 20.57


<F1>
* Total debt includes notes payable, current maturities of long-term debt and non-current long-term debt.

  Item 7   Management's Discussion and Analysis of
           Financial Condition and Results of Operations

  FINANCIAL SUMMARY

  Discussion of 1995 Compared to 1994

  The Company continued to make progress in 1995 toward achieving meaningful profitability. Net Sales increased 12% in 1995 to $359.0 million from $319.4 million in 1994. Greater volume at Snorkel and to a lesser extent at Scott offset the expected reduction at Interstate Electronics. Gross profit improved 28% in 1995 to $92.7 million from $72.2 million in 1994 as a result of higher sales and improved margins. The gross margin improved by 3.2 margin points to 25.8% as a result of increased manufactured volumes through the plants and modest price increases. Operating income improved by $37.9 million to $23.1 million as a result of the improved gross profit, lower SG&A expenses and lower R&D expenses. Significant amounts of interest expense and refinancing costs associated with the Company's 1994 financial crisis offset the operating income and produced a 1995 loss before discontinued operations of $10.5 million, or $.58 per share, compared with a loss of $85.2 million, or $4.81 per share, in 1994. Included in the results of operations for the fourth quarter of 1995 was a loss from discontinued operations of $5.6 million, as discussed in note 3 of this Form 10-K. The 1995 $5.6 million loss, or $.31 per share, compared with a loss of $81.5 million, or $4.60 per share, in 1994. The net loss for 1995 was $16.1 million, or $.89 per share.

  1995 Quarterly Results were as follows:
                                            (in thousands)
                              First   Second    Third    Fourth   Twelve
                             Quarter  Quarter  Quarter   Quarter  Months
                              1995     1995      1995     1995      1995
Net Sales                   $ 85,266 $ 88,690  $ 92,349 $ 92,727  $359,032
 Cost of Sales                63,013   66,747    68,435   68,131   266,326
Gross Profit on Sales         22,253   21,943    23,914   24,596    92,706
 % of Sales                     26.1%    24.7%     25.9%    26.5%     25.8%
Operating Expenses:
 Selling, General and Admin.  13,830   12,491    13,898   15,362    55,581
 Research and Development      3,510    2,997     3,792    3,734    14,033
Total Operating Expenses      17,340   15,488    17,690   19,096    69,614
Operating Profit            $  4,913 $  6,455  $  6,224 $  5,500  $ 23,092
 % of Sales                      5.8%     7.3%      6.7%     5.9%      6.4%
Other Expense (Income):
 Refinancing Costs             4,522    5,528       756    1,049    11,855
 Interest Expense              9,074    7,555     6,446    6,300    29,375
 Interest Income                (844)    (581)     (306)  (1,517)   (3,248)
 Other, Net                      199     (217)   (1,646)  (2,733)   (4,397)
(Loss) Income from
   Continuing Operations      (8,038)  (5,830)      974    2,401   (10,493)
Loss from Discontinued
   Operations                      -        -         -   (5,597)   (5,597)
Net (Loss) Income             (8,038)  (5,830)      974   (3,196)  (16,090)

Per Share Data:
(Loss) Income from
  Continuing Operations       ($0.44)  ($0.32)    $0.05    $0.13    ($0.58)
Loss from Discontinued
  Operations                       -        -         -    (0.31)    (0.31)
Net (Loss) Income             ($0.44)  ($0.32)    $0.05   ($0.18)   ($0.89)

  Discussion of 1994 Compared to 1993

  Net Sales increased 11% in 1994 to $319.4 million from $287.2 in 1993 due primarily to greater volume at Snorkel. Gross profit improved 15% in 1994 to $72.2 million from $62.9 million in 1993 as a result of higher sales and improved margins. The gross margin improved by .7 margin points to 22.6% as a result of improved manufacturing throughout at Snorkel; in 1993 Snorkel's business was interrupted by the Missouri River flood. The operating loss in 1994 decreased as a result of the improved gross profit as SG&A and R&D expenses were relatively flat. Significant amounts of interest expense, refinancing and restructuring costs and a change in accounting estimate produced sizeable losses from continuing operations.


  Segment Information

  The Company is a manufacturer of technology-driven products with operations in three reporting segments, Interstate Electronics Corporation, Scott/Taylor Environmental, and Snorkel. The results of operations are most meaningful when analyzed and discussed in this manner.

  The U.S. Government accounted for 27.0% of the Company's 1995 sales. Costs charged by the Company to the U.S. Government in the performance of U.S. Government contracts are subject to inquiry and audit. Several years are open. The Company has provided a reasonable reserve for possible disallowed costs. The Company has been cooperating with the U.S. Government in two investigations, one involving possible improprieties at a facility where a division of the Company was a supplier, and the second, a criminal investigation involving the amount of corporate charges allocated to certain of the Company's operating units. The Company has furnished documents and other information and denies any wrongdoing in both investigations. Nevertheless, the ultimate resolution of these matters could result in sanctions by the government, and affect the Company's ability to obtain future government contracts.

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

  Financial Review

  The annual results of operations were as follows:

                                             (in thousands)
                                                  95 vs 94           94 vs 93
                                 1995     1994      CHANGE    1993    CHANGE
  Net Sales                   $ 98,265  $113,637  $(15,372) $114,892  $ (1,255)
   Cost of Sales                71,253    82,884   (11,631)   83,843      (959)
  Gross Profit on Sales         27,012    30,753    (3,741)   31,049      (296)
   % of Sales                     27.5%     27.1%               27.0%
  Operating Expenses:
   Selling, General and Admin.  12,611    11,985       626    14,952    (2,967)
   Research and Development      8,518    12,758    (4,240)   12,611       147
  Total Operating Expenses      21,129    24,743    (3,614)   27,563    (2,820)
  Operating Profit            $  5,883  $  6,010  $   (127) $  3,486  $  2,524
   % of Sales                      6.0%      5.3%                3.0%

  Discussion of 1995 Compared to 1994

  Net Sales and Gross Profit declined due to expected reductions in U.S. Government defense spending and concurrent costs to launch Interstate Electronics Corporation's commercial GPS and commercial Satellite Communication businesses. Commercial sales and profits in 1995 were not meaningful.

  Net Sales declined in all product lines due to expected reductions in defense spending. The gross margin improved this year from 27.1% to 27.5% due to improvements in the displays product line. In comparing 1995 to 1994 the gross profit fell by $3.7 million due to the sales volume drop.

  Operating Profit as a percent of sales for 1995 increased to 6.0% from 5.3% in 1994. This is primarily due to lower research and development expense in 1995 and lower general and administrative expenses. Lower R&D expense is a result of the conclusion of the initial product development phase of two major commercial ventures: 1) A bandwidth-on-demand Time Divided Multiple Access ("TDMA") mesh network product from the Satellite Communication Systems business unit, and 2) A Flight Management and Navigation Landing System ("FMS") from the Global Positioning Systems business unit. The 1995 expenses primarily reflect the costs necessary to finalize the products. TDMA began production in late 1995. FMS is currently undergoing FAA certification tests.

  General and administrative expenses were reduced from 1994 by aggressive cost controls, which included reducing indirect employees from a five to a four day work week and reducing executive compensation.

  1995 Quarterly Results were as follows:

                                          (in thousands)
                                 First   Second    Third   Fourth   Twelve
                                Quarter  Quarter  Quarter  Quarter  Months
                                 1995     1995     1995     1995      1995
  Net Sales                    $ 24,787 $ 26,934 $ 23,971 $ 22,573  $ 98,265
   Cost of Sales                 17,888   19,627   17,849   15,889    71,253
  Gross Profit on Sales           6,899    7,307    6,122    6,684    27,012
   % of Sales                      27.8%    27.1%    25.5%    29.6%     27.5%
  Operating Expenses:
   Selling, General and Admin.    2,677    3,110    2,989    3,835    12,611
   Research and Development       2,187    1,748    2,330    2,253     8,518
  Total Operating Expenses        4,864    4,858    5,319    6,088    21,129
  Operating Profit             $  2,035 $  2,449 $    803 $    596  $  5,883
   % of Sales                       8.2%     9.1%     3.3%     2.6%      6.0%


  Discussion of 1994 Compared to 1993

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

  SCOTT/TAYLOR ENVIRONMENTAL

  Scott manufactures the Scott Air Pak and other life support products for fire fighting and personal protection against industrial contaminants. The air-purifying products provide protection against environmental and safety hazards. Scott manufactures protective breathing equipment, pilot and crew oxygen masks plus emergency oxygen for passengers on commercial, government and private aircraft. Scott also manufactures instruments to detect the presence of combustible or toxic gases and the lack of oxygen.

  Taylor manufactures temperature and environmental measuring and testing devices, such as consumer thermometers, barometers and hygrometers. In addition to use in scientific laboratories, hospitals and universities, these devices are used in heating, ventilation and air conditioning (HVAC), food service and industrial applications.

  Financial Review

  The results of operations were as follows:
                                            (in thousands)
                                                95 vs 94            94 vs 93
                                 1995     1994   CHANGE    1993      CHANGE
  Net Sales                   $130,783 $118,785 $ 11,998 $117,580   $ 1,205
   Cost of Sales                88,790   80,053    8,737   81,817    (1,764)
  Gross Profit on Sales         41,993   38,732    3,261   35,763     2,969
   % of Sales                     32.1%    32.6%             30.4%
  Operating Expenses:
   Selling, General and Admin.  15,957   14,967      990   13,736     1,231
   Research and Development      2,975    3,589     (614)   3,407       182
  Total Operating Expenses      18,932   18,556      376   17,143     1,413
  Operating  Profit           $ 23,061 $ 20,176 $  2,885 $ 18,620  $  1,556
   % of Sales                     17.6%    17.0%             15.8%


  Discussion of 1995 Compared to 1994

  Net Sales increased by 10% compared to last year due to continued strong orders for oxygen products from aviation customers and $7 million of unexpected orders for emergency escape breathing equipment from government customers.

  Gross Margin is down slightly due to a shift in product mix reflected by increased sales to government and aviation customers.

  Selling, General and Administrative expenses have increased slightly but are lower as a percent of sales when compared to the same periods last year.

  Research and Development expenses are lower for the year due to completion of some major new programs such as the Integrated Personal Alert Safety System ("PASS") which were underway last year.

  1995 Quarterly Results were as follows:

                                             (in thousands)
                                 First   Second    Third   Fourth   Twelve
                                Quarter  Quarter  Quarter  Quarter  Months
                                 1995     1995     1995     1995     1995
  Net Sales                    $ 30,510 $ 32,056 $ 33,787 $ 34,430  $130,783
   Cost of Sales                 20,565   21,838   22,625   23,762    88,790
  Gross Profit on Sales           9,945   10,218   11,162   10,668    41,993
   % of Sales                      32.6%    31.9%    33.0%    31.0%     32.1%
  Operating Expenses:
   Selling, General and Admin.    3,764    3,947    3,698    4,548    15,957
   Research and Development         772      664      796      743     2,975
  Total Operating Expenses        4,536    4,611    4,494    5,291    18,932
  Operating Profit             $  5,409 $  5,607 $  6,668 $  5,377  $ 23,061
   % of Sales                      17.7%    17.5%    19.7%    15.6%     17.6%



  Discussion of 1994 Compared to 1993

  Net Sales increased by 1% due to new product sales of consumer thermometers offset somewhat by lower aviation and government sales of breathing and oxygen products.

  Cost of Sales in 1994 was favorable to 1993 as a result of cost reduction activities and sales of higher margin product lines.

  Selling, General and Administrative expenses increased primarily due to increased selling activities related to new products and costs associated with the establishment of a United Kingdom sales operation for Taylor.

  Research and Development expenses related to product enhancements and new product development at both Scott/Taylor were relatively unchanged.

  SNORKEL

  The Snorkel division manufactures self-propelled aerial work platforms, such as telescopic and articulating booms and scissorlifts for use in construction and maintenance activities. Snorkel also fabricates and services booms that are mounted on fire apparatus to deliver large quantities of water from elevated positions. The division also includes the operations of the Company's subsidiary, Talon, which manufacturers trailer mounted booms in New Zealand and distributes Snorkel products in Australia, New Zealand and Southeast Asia.

  Financial Review

  The results of operations were as follows:

                                            (in thousands)
                                                95 vs 94           94 vs 93
                                 1995     1994   CHANGE    1993     CHANGE
  Net Sales                    $129,984  $86,998 $42,986 $54,681  $32,317
   Cost of Sales                106,283   73,791  32,492  52,251   21,540
  Gross Profit on Sales          23,701   13,207  10,494   2,430   10,777
   % of Sales                      18.2%    15.2%            4.4%
  Operating Expenses:
   Selling, General and Admin.    8,577    6,563   2,014   5,533    1,030
   Research and Development       2,540    2,153     387   2,005      148
  Total Operating Expenses       11,117    8,716   2,401   7,538    1,178
  Operating (Loss) Profit      $ 12,584  $ 4,491 $ 8,093 $(5,108) $ 9,599
   % of Sales                       9.7%     5.2%          (9.3%)

  Discussion of 1995 Compared to 1994

  Net Sales increased 49% compared to last year due to continued high domestic market demand for aerial work platforms ("AWP"), penetration of international AWP markets and continued improvement in plant output.

  Gross Profit amounts and gross margin percentages improved substantially compared with 1994 due to increased plant throughput and improving manufacturing efficiencies.

  Selling, General and Administrative expenses improved as a percent of net sales due to additional sales volume.

  Research and Development expenses increased due to product development expenditures for AWPs and fire service products.

  1995 Quarterly Results were as follows:

                                             (in thousands)
                                 First   Second   Third  Fourth   Twelve
                                Quarter  Quarter Quarter Quarter  Months
                                 1995     1995     1995     1995      1995
  Net Sales                    $ 29,969 $ 29,700 $ 34,591 $ 35,724  $129,984
   Cost of Sales                 24,560   25,282   27,961   28,480   106,283
  Gross Profit on Sales           5,409    4,418    6,630    7,244    23,701
   % of Sales                      18.0%    14.9%    19.2%    20.3%     18.2%
  Operating Expenses:
   Selling, General and Admin.    1,850    1,989    2,070    2,668     8,577
   Research and Development         551      585      666      738     2,540
  Total Operating Expenses        2,401    2,574    2,736    3,406    11,117
  Operating Profit             $  3,008 $  1,844 $  3,894 $  3,838  $ 12,584
   % of Sales                      10.0%     6.2%    11.3%    10.7%      9.7%



  Discussion of 1994 Compared to 1993

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

  CORPORATE AND UNALLOCATED COSTS AND EXPENSES:

  Financial Review

  Corporate activity and unallocated costs and expenses were as follows:

                                            (in thousands)
                                                 95 vs 94           94 vs 93
                                 1995     1994    CHANGE    1993     CHANGE
  Cost of Sales                $      - $ 10,526 $(10,526)$  6,344  $  4,182

  Selling, General and
   Administrative              $ 18,436 $ 34,969 $(16,533)$ 35,511  $   (542)

  Other Expenses (Income):
  Restructuring and
    Refinancing Costs            11,855   55,204  (43,349)  17,604    37,600
  Change in Accounting Estimate       -        -        -   33,948   (33,948)
  Interest Expense               29,375   42,062  (12,687)  31,942    10,120
  Interest Income                (3,248)  (3,301)      53     (874)   (2,427)
  Other, Net                     (4,397)    (550)  (3,847)  (5,652)    5,102

  Discussion of 1995 Compared to 1994

  Selling, General and Administrative expenses were reduced significantly in 1995. These reductions included numerous cost-cutting measures, principally, legal and professional fees, reductions in Corporate staff and Corporate expenses, the full year 1995 effect of the mid-1994 sale and related elimination of expenses of Corporate aircraft and, in the second quarter of 1995, the reversal of the 1994 bonus accrual ($1.4 million). In the second quarter, the Company paid only required bonuses and did not pay discretionary bonuses following the 1994 consolidated loss; accordingly, the accrual was reversed.

  Refinancing Costs in 1995 are principally lender fees related to the Override Agreement which restructured $487 million of debt and leases on August 1, 1994. In the third quarter of 1995 refinancing costs decreased substantially as a result of the completion of the amortization of the 3-1/2% fee from the original portion of the Override Agreement during the original refinancing period ended June 30, 1995.

  Interest Expense decreased due to lower debt levels in 1995 offset somewhat by higher interest rates than in 1994.

  Other, Net was favorably impacted in 1995 by adjustments to litigation and environmental reserves established in 1994. The adjustments were made as a result of favorable developments that occurred in the third and fourth quarters of 1995. In the third quarter of 1995, the Company (a) agreed to a settlement of the class action complaint filed against the Company alleging false and misleading disclosures in violation of federal securities laws and (b) resolved derivative suits filed in 1993 by two shareholders. Also in the third quarter, the Company revised downward the estimated environmental clean-up costs at three locations based upon developments occurring in the quarter. In the fourth quarter, certain litigation brought against the Company was dismissed on summary judgment and the accrual was reversed.

  1995 Quarterly Results were as follows:

                                          (in thousands)
                                 First   Second   Third  Fourth   Twelve
                                Quarter  Quarter Quarter Quarter  Months
                                 1995     1995     1995    1995     1995
  Selling, General and
    Administrative              $ 5,539  $ 3,445 $ 5,141 $ 4,311  $18,436
  Other Expenses (Income):
  Restructuring and
      Refinancing Costs           4,522    5,528     756   1,049   11,855
  Interest Expense                9,074    7,555   6,446   6,300   29,375
  Interest Income                  (844)    (581)   (306) (1,517)  (3,248)
  Other, Net                        199     (217) (1,646) (2,733)  (4,397)

  Discussion of 1994 Compared to 1993

  Cost of Sales were primarily associated with the centralized manufacturing and technology centers ("Centers") created as part of the factory automation
  program.   These Centers were shut down in 1994 to reduce costs.  The costs represent machinery-related rental expenses and, in 1994, inventory was written off.

  Selling, General and Administrative expenses were relatively unchanged as a one-time executive termination expense in 1994 offset cost reductions in the corporate office during 1994. These reductions included a reduction in corporate staff, the elimination of costs relating to two corporate aircraft sold in mid-1994, and numerous other cost-cutting measures.

  The 1994 Restructuring and Refinancing Costs were comprised of: (1) restructuring costs related to revaluation and write-down of properties held for sale to current realizable market value; (2) refinancing costs for professional and lender fees related to the Company's liquidity crisis of late 1993 and the first half of 1994 and the resultant Override Agreement which restructured $487 million of debt and leases on August 1, 1994; and
  (3) other various nonrecurring expenses not associated with the ongoing operations of the business.

  The revaluation of properties resulted from the Company's Strategic Business Plan to focus on manufacturing operations and to thereby limit the Company's active real estate development activities. The Company is developing three key properties and has been marketing for orderly sale its other real estate holdings including development land, headquarter complexes and former plants. These sales will benefit the Company by reducing current carrying costs such as real estate taxes, insurance and mortgage interest.

                                               (in thousands)
   Asset Revaluation                               $23,516
   Refinancing Fees to Professionals and Lenders    22,295
   Other                                             9,393
                                                   $55,204

  Interest Expense increased due to higher interest rates and borrowing levels including a short-term factoring line in the first half of 1994.

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


  Financial Position and Liquidity

  Accounts Receivable at December 31, 1995 are $56.7 million, compared to $46.9 million as of the end of 1994. Increased Snorkel sales and slow payments from the U.S. Government with respect to Interstate Electronics account for the increase.

  Inventories increased by $7.6 million due to work-in-process production and finished goods levels to fill order backlog for Scott and Snorkel customers.

  Operations required $33.0 million, consisting of a loss from operations (due principally to payments of refinancing fees and interest) and increased inventories. The proceeds from divestitures and asset sales generated $215.1 million which was used to pay down $202.9 million of debt since year-end 1994.

  Expenditures for property, plant and equipment were $6.2 million for continuing operations ($19.1 million for discontinued operations) in 1995. 1995 expenditures were for improvements in manufacturing processes and tooling related to the production of new products. Capital expenditures in 1996 are expected to be approximately $8 million and are expected to be funded from internally generated funds and the new three-year $75 million credit facility entered into on December 19, 1995.

  Liquidity is provided by the Company's cash and cash equivalents, divestiture proceeds and the new $75 million credit facility entered into on December 19, 1995 ($21 million was available at December 31, 1995). The Company anticipates achieving the financial covenants of this facility throughout 1996.

  The Company intends to sell those businesses whose net assets are presented in the Company's balance sheet as Net Assets Related to Discontinued Operations and to use a substantial portion of those proceeds to further reduce debt throughout 1996. The Company continues to make progress in implementing actions aimed at achieving meaningful profitability.

  Item 8.  Financial Statements and Supplementary Data


  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

  To the Board of Directors
    and Stockholders
  Figgie International Inc.

  We have audited the accompanying consolidated balance sheets of Figgie International Inc. (a Delaware corporation) and Subsidiaries as of
  December 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Figgie International Inc. and Subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

  As explained in Note 1 to the consolidated financial statements, effective January 1, 1993 the Company adopted the provisions of Statement of Financial Accounting Standards No. 109 "Accounting For Income Taxes". In addition, as explained in Note 16 to the consolidated financial statements, the Company changed its method of accounting for certain costs associated with its factory automation project in the fourth quarter of 1993.




  ARTHUR ANDERSEN LLP

      /s/



  Cleveland, Ohio,
  February 9, 1996

                 FIGGIE INTERNATIONAL INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE YEARS ENDED DECEMBER 31
                    (in thousands, except per share data)

                                        1995      1994      1993
Net Sales                            $ 359,032 $ 319,420 $ 287,153
  Costs of Sales                       266,326   247,254   224,255
Gross Profit on Sales                   92,706    72,166    62,898

Operating Expenses:
  Selling, General and Administrative   55,581    68,484    69,732
  Research and Development              14,033    18,500    18,023
Total Operating Expenses                69,614    86,984    87,755

Operating Income (Loss)                 23,092   (14,818)  (24,857)

Other Expense (Income):
   Restructuring and Refinancing Costs  11,855    55,204    17,604
   Change in Accounting Estimate             -         -    33,948
   Interest Expense                     29,375    42,062    31,942
   Interest Income                      (3,248)   (3,301)     (874)
   Other, Net                           (4,397)     (550)   (5,652)

Loss before Income Tax Benefit         (10,493) (108,233) (101,825)

Income Tax Benefit                           -    22,986    19,480
Loss before Discontinued Operations and
  Change in Accounting Principle       (10,493)  (85,247)  (82,345)

Discontinued Operations, net of tax:
   Loss from Discontinued Operations         -   (42,905) (103,269)
   Loss on Disposal of Discontinued
      Operations                        (5,597)  (38,578)        -
                                        (5,597)  (81,483) (103,269)
Loss before Cumulative Effect of
  Change in Accounting Principle       (16,090) (166,730) (185,614)

Cumulative Effect of Change in
  Accounting for Income Taxes                -         -     5,839

Net Loss                             $ (16,090)$(166,730)$(179,775)

Weighted Average Shares                 18,202    17,723    17,775

Per Share Data:
Loss before Discontinued Operations  $   (0.58)$   (4.81)$   (4.63)
  and Change in Accounting Principle
Loss from Discontinued Operations        (0.31)    (4.60)    (5.81)
Cumulative Effect of Change in Accounting
  for Income Taxes                           -         -      0.33
Net Loss                             $   (0.89)$   (9.41)$  (10.11)


See Notes to Consolidated Financial Statements.

               FIGGIE INTERNATIONAL INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                       DECEMBER 31, 1995 AND 1994
                             (in thousands)



                                                    1995      1994
  ASSETS

  CURRENT ASSETS
  Cash and Cash Equivalents                      $  25,583 $  28,611
  Restricted Cash                                      273    18,716
  Trade Accounts Receivable, less Allowance for
   Uncollectible Accounts of $373 in 1995 and
   $259 in 1994                                     56,668    46,914
  Inventories                                       46,458    38,845
  Prepaid Expenses                                   1,537     3,225
  Recoverable Income Taxes                          12,495     8,108
  Net Assets Related to Discontinued Operations     35,864   298,411
     Total Current Assets                          178,878   442,830




  PROPERTY, PLANT AND EQUIPMENT
  Land and Land Improvements                        52,633    51,903
  Buildings and Leasehold Improvements              39,822    43,701
  Machinery and Equipment                           51,205    50,706
                                                   143,660   146,310
  Accumulated Depreciation                         (52,935)  (42,385)
                                                    90,725   103,925
  Property under Capital Leases, less
   Accumulated Depreciation of $377
   in 1995 and $4,709 in 1994                          342     2,158
     Net Property, Plant and Equipment              91,067   106,083




  OTHER ASSETS
  Deferred Divestiture Proceeds, Net                33,935    19,190
  Prepaid Pension Costs                              9,892     9,964
  Prepaid Rent on Leased Equipment                  17,075    17,075
  Intangible Assets                                 19,447    20,244
  Cash Surrender Value of Insurance Policies         8,748    10,576
  Prepaid Finance Costs                              3,818     8,291
  Other                                              4,619     6,211
     Total Other Assets                             97,534    91,551

  Total Assets                                   $ 367,479 $ 640,464

               FIGGIE INTERNATIONAL INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                       DECEMBER 31, 1995 AND 1994
                    (in thousands, except par value)



                                                    1995      1994
  LIABILITIES

  CURRENT LIABILITIES
  Debt Due Within One Year                       $       - $ 171,641
  Accounts Payable                                  30,512    55,398
  Accrued Insurance Reserves                        11,113    16,889
  Accrued Compensation                               8,322    10,191
  Accrued Interest                                   5,097    11,535
  Accrued Environmental Reserves                     4,754     6,955
  Accrued Liabilities and Expenses                   9,243    32,025
  Current Maturities of Long-Term Debt              19,373     7,179
     Total Current Liabilities                      88,414   311,813




  Long-Term Debt                                   194,955   234,491
  Other Non-Current Liabilities                     34,517    28,938
    Total Liabilities                              317,886   575,242




  STOCKHOLDERS' EQUITY
  Preferred Stock, $1.00 Par Value; Authorized,          -         -
     3,217 Shares; Issued and Outstanding, None
  Class A Common Stock, $.10 Par Value;              1,365     1,370
     Authorized, 18,000 Shares; Issued and
     Outstanding 1995 - 13,651; 1994 - 13,695
  Class B Common Stock, $.10 Par Value;                472       471
     Authorized, 18,000 Shares; Issued and
     Outstanding 1995 - 4,718; 1994 - 4,715
  Capital Surplus                                  109,046   110,518
  Retained Deficit                                 (60,008)  (43,198)
  Unearned Compensation                             (1,340)   (3,829)
  Cumulative Translation Adjustment                     58      (110)
    Total Stockholders' Equity                      49,593    65,222

  Total Liabilities and Stockholders' Equity     $ 367,479 $ 640,464






  See Notes to Consolidated Financial Statements.



                                 FIGGIE INTERNATIONAL INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                               (in thousands)

                                                                           Retained                Cumulative
                                        Common Stock    Capital Surplus    Earnings    Unearned    Translation
                                     Class A  Class B  Class A   Class B  (Deficit)  Compensation   Adjustment   Total
BALANCE, DECEMBER 31, 1992          $1,356    $496     $105,699  $17,451  $ 315,698  $(29,955)     $ (582)     $ 410,163
Net Loss                                                                   (179,775)                            (179,775)
Dividends Declared:
  Common Stock A, $.435 per share                                            (5,850)                              (5,850)
  Common Stock B, $.435 per share                                            (2,141)                              (2,141)
Restricted Stock Purchase Plan, Net     39      20        6,694    3,400               (8,493)                     1,660
Other Common Stock Transactions, Net   (20)    (17)      (1,708)    (605)    (4,392)                              (6,742)
Unearned ESOP Compensation                               (2,636)    (807)       480     7,445                      4,482
Translation Adjustments                                                                                96             96
BALANCE, DECEMBER 31, 1993           1,375     499      108,049   19,439    124,020   (31,003)       (486)       221,893
Net Loss                                                                   (166,730)                            (166,730)
Minimum Pension Liability                                                      (488)                                (488)
Restricted Stock Purchase Plan, Net     (5)    (15)      (1,931)  (2,596)               4,790                        243
Other Common Stock Transactions, Net           (13)               (1,371)                                         (1,384)
Unearned ESOP Compensation                               (3,776)  (7,296)              22,384                     11,312
Translation Adjustments                                                                               376            376
BALANCE, DECEMBER 31, 1994           1,370     471      102,342    8,176    (43,198)   (3,829)       (110)        65,222
Net Loss                                                                    (16,090)                             (16,090)
Minimum Pension Liability                                                      (720)                                (720)
Restricted Stock Purchase Plan, Net     (5)      1       (1,434)     (38)               2,489                      1,013
Translation Adjustments                                                                               168            168
BALANCE, DECEMBER 31, 1995          $1,365    $472     $100,908  $ 8,138  $ (60,008) $ (1,340)     $   58       $ 49,593




<FI>
See Notes to Consolidated Financial Statements.


                    FIGGIE INTERNATIONAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 and 1993
                                  (in thousands)
                                                       1995          1994          1993
Operating Activities:
 Loss from Continuing Operations                    $ (10,493)    $ (85,247)    $ (82,345)
 Loss from Discontinued Operations                     (5,597)      (81,483)     (103,269)
 Cumulative Effect of Accounting Change                     -             -         5,839
  Adjustments to Reconcile Net Loss to Net Cash
   Used by Operating Activities-
    Change in Accounting Estimate                           -             -        77,344
    Depreciation and Amortization                       6,294        41,633        40,833
    Amortization of Unearned Compensation                 952         5,791         5,557
  Other, Net                                            1,740         9,917        41,773
  Changes in Operating Assets and Liabilities-
    Trade Accounts Receivable                          (2,426)       11,341       (19,088)
    Allowance for Uncollectible Accounts                  233           616         1,531
    Finance Receivables                                   391         4,780       (13,602)
    Inventories                                       (15,800)       15,733         9,083
    Prepaid Items                                       8,164        (7,523)       (5,718)
    Other Assets                                       11,252        37,116        (9,346)
    Accounts Payable                                  (27,132)      (14,293)       38,882
    Accrued Liabilities and Expenses                    8,952        30,509        39,330
    Accrued Income Taxes                                3,176        13,533       (62,131)
    Other Liabilities                                 (12,719)        2,198         2,887
    Net Cash Used by Operating Activities             (33,013)      (15,379)      (32,440)

Investing Activities:
  Capital Expenditures for Continuing Operations       (6,221)      (25,015)      (24,124)
  Capital Expenditures for Discontinued Operations    (19,123)      (35,289)      (85,433)
  Sale of Investments                                       -         7,862             -
  Businesses and Investments Acquired                       -             -        (5,661)
  Proceeds from Sale of Property, Plant and Equipment  11,637        42,468        73,952
  Proceeds from Business Divestitures                 203,487       198,130             -
  (Purchases) Sales of Securities by Insurance Subs.      (40)      (12,739)        1,202
Net Cash Provided (Used) by Investing Activities      189,740       175,417       (40,064)

Financing Activities:
  Proceeds from Debt                                    3,963         4,420        12,104
  Principal Payments on Debt                         (202,946)      (94,945)      (38,147)
  (Repayments) Borrowing Under Notes Payable, Net           -       (32,348)      102,842
  Dividends Paid                                            -             -        (7,991)
  Common Stock Transactions, Net                         (188)       (2,681)       (6,157)
Net Cash (Used) Provided by Financing Activities     (199,171)     (125,554)       62,651

Net (Decrease) Increase in Cash and Cash Equivalents  (42,444)       34,484        (9,853)
Cash and Cash Equivalents at Beginning of Year         68,300        33,816        43,669
Cash and Cash Equivalents at End of Year             $ 25,856      $ 68,300      $ 33,816

- Continuing Operations - Unrestricted               $ 25,583      $ 28,611      $ 26,954
- Continuing Operations - Restricted                 $    273      $ 18,716      $      -
- Discontinued Operations                            $      -      $ 20,973      $  6,862

Supplemental Disclosures of Cash Flow Information:
  Cash Paid (Received) during the Year for -
    Interest (Net of Amount Capitalized)             $ 32,565      $ 41,771      $ 36,781
    Domestic Federal Income Taxes                    $(15,671)     $(35,856)     $(24,232)

<F1>
See Notes to Consolidated Financial Statements.

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

  NATURE OF OPERATIONS. The Company is a United States-based multinational corporation. Principal business segments are (in decreasing order based on sales): (1) aerial work platforms, (2) protective breathing and oxygen equipment and instruments, and (3) sophisticated electronic systems. The largest single customer is the U.S. Government, accounting for 27.0%, 33.0% and 39.3% of the Company's total net sales for 1995, 1994 and 1993, respectively. The Company's products are marketed through most normal channels of business, principally in North America.

  USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from the estimates.

  CASH. For purposes of the statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents are stated at cost which approximates their fair market value. The effect of foreign currency translation on cash held by foreign divisions is immaterial. Restricted cash represents collateral on letters of credit and divestiture proceeds that had been escrowed for payment of divestiture expenses and taxes.

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

  INVENTORIES. Manufacturing inventories are stated at the lower of first-in-first-out cost or market. Costs accumulated under government contracts are stated at actual cost.

  PROPERTY, PLANT AND EQUIPMENT. Property, plant and equipment are stated at cost and depreciated over the estimated useful lives of the assets, generally by the straight-line method. The principal rates of depreciation are: Buildings, 2-1/2%; Machinery and Equipment, 8-1/3%; Leasehold Improvements, life of lease.

  LAND AND LAND IMPROVEMENTS. Land and land improvements includes $50.3 million and $49.7 million at December 31, 1995 and 1994, respectively, of developed and developable land and improvements. The recorded amounts are net of reserves of $7.7 million and $12.8 million at December 31, 1995 and 1994, respectively. The recorded amounts include the Company's investment in the Chagrin Highlands project which amounted to $10.7 million and $9.6 million at December 31, 1995 and 1994, respectively. The Company is aggressively pursuing its rights to develop this land as discussed in Note 9 to the consolidated financial statements.

  INTANGIBLES. Goodwill of $23.1 million at December 31, 1995 and 1994 represents costs in excess of net assets of purchased businesses, and is generally amortized over a 40-year period. At December 31, 1995 and 1994, accumulated goodwill amortization was $6.1 million and $5.5 million, respectively. At each balance sheet date, the Company evaluates the realizability of goodwill based upon expectations of nondiscounted cash flows and operating income of the related business unit. Based upon its most recent analysis, the Company believes that no impairment of goodwill exists at December 31, 1995. Patents of $3.9 million at December 31, 1995 and 1994 are amortized over their statutory or estimated useful lives. As of December 31, 1995 and 1994, accumulated patent amortization was $1.5 million and $1.3 million, respectively.

  CAPITALIZATION OF INTEREST. The Company capitalizes interest costs during the development period of certain properties. Total interest capitalized was approximately $.3 million in 1995, $.8 million in 1994 and $.6 million in 1993.

  ENVIRONMENTAL COMPLIANCE. At the present time, compliance with federal, state, and local provisions with respect to environmental protection and regulation has not had a material impact on the Company's capital expenditures, earnings, or competitive position. The Company believes compliance with respect to environmental matters will not have a material adverse effect on the Company's financial position or future operations.

  INCOME TAXES. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. Under Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes", the effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The Company prospectively adopted SFAS No. 109, effective January 1, 1993. The cumulative effect of such adoption was to increase earnings by $5.8 million, or $.33 per share, for the year ended December 31, 1993.

  SELF-INSURANCE PROGRAMS. The Company is self-insured for certain levels of general liability (including product liability) and workers' compensation coverage. The costs and balance sheet accruals for self-insurance programs are based on actuarial calculations prepared by outside actuaries. Adjustments to recorded reserves are reflected in current operating results.

  EARNINGS PER SHARE. Earnings per common share are based upon the weighted average number of shares outstanding during each year, including allocated ESOP shares and the common stock equivalents of stock options.

  FACTORY AUTOMATION COSTS. The Company incurred certain costs directly related to its factory automation project encompassing owned and leased machinery, software, and outside consultant fees. The owned machinery component of these project costs is depreciated in accordance with the useful lives discussed above. All other project costs are expensed as incurred. Prior to December 31, 1993, all other project costs were deferred and amortized over a period not exceeding five years. See Note 16 "Change in Accounting Estimate".

  RECLASSIFICATION OF AMOUNTS. Certain amounts for 1994 have been reclassified to reflect comparability with account classifications for 1995. These reclassifications principally relate to the presentation of developable land, an allowance for possible disallowed costs and deferred divestiture proceeds.

  NEW ACCOUNTING PRONOUNCEMENTS. The Financial Accounting Standards Board has issued Statements of Financial Accounting Standards ("SFAS") numbers 121 and
  123. SFAS 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. The Company is currently evaluating the effects of adopting these accounting standards, but does not believe they will have a material effect on the results of operations, financial position or cash flow.

  (2) Restructuring and Refinancing Costs:

  In 1995, Refinancing Costs consist of fees to lenders and lessors, principally the 3-1/2% fee related to the August 1, 1994 refinancing of $487 million of debt and leases.

  The 1994 Restructuring and Refinancing Costs were comprised of: (1) restructuring costs related to revaluation and write-down of properties held for sale to current realizable market value; (2) refinancing costs for professional and lender fees related to the Company's liquidity crisis of late 1993 and the first half of 1994 and the resultant Override Agreement which restructured $487 million of debt and leases on August 1, 1994; and
  (3) other various nonrecurring expenses not associated with the ongoing operations of the business.

  The 1994 revaluation of properties resulted from the Company's Strategic Business Plan to focus on manufacturing operations and to thereby limit the Company's active real estate development activities. The Company is developing three key properties and has been marketing for orderly sale its other real estate holdings including development land, headquarter complexes and former plants. These sales will benefit the Company by reducing current carrying costs such as real estate taxes, insurance and mortgage interest.

                                                 (in thousands)
   Asset Revaluation                                $23,516
   Refinancing Fees to Professionals and Lenders     22,295
   Other                                              9,393
                                                    $55,204

  In 1993, restructuring charges associated with continuing operations amounted to $17.6 million. The costs were associated with the relocation and consolidation of facilities and operations, provisions for anticipated losses on sales of real estate, consulting fees to assist with the development of the Strategic Business Plan, and retooling costs.

  (3)  Divestitures and Net Assets Related to Discontinued Operations:

  On February 15, 1995, the Company announced that the Board of Directors had approved a Strategic Business Plan, effective December 31, 1994, designed to restore the Company to profitability. Under the plan, the Company undertook to operate four technology-driven manufacturing companies, aggressively cut corporate overhead, sell its fourteen other businesses and use the sales proceeds to reduce debt and operating lease obligations. The entities to be sold were reported as discontinued operations for the year ended December 31, 1994 and the Company recorded a $38.6 million estimated loss on disposal. This loss consisted of an estimated loss on the disposal of businesses of $4.0 million, a provision of $8.9 million for anticipated operating losses until disposal, and income taxes of $25.7 million.

  During 1995, the Company sold through twenty-one unrelated transactions the following fourteen businesses: Figgie Acceptance; Figgie Power Systems; Spaceguard Products; Figgie/Alfa Packaging Systems; Figgie Financial Services; Medcenter Management Services; American LaFrance; Safway Steel Products; Figgie Fire Protection Services; S-P/Sheffer International; "Automatic" Sprinkler Corporation of America; Figgie Material Handling Systems; Fred Perry Sportswear; and Figgie Natural Resources. The $5.6 million loss on discontinued operations for 1995 consists of a $21.6 million loss on the disposal of businesses, $4.0 million loss on operating losses of the businesses prior to disposal in excess of the 1994 provision, and an income tax benefit of $20.0 million.

  The contracts under which businesses were divested included representations and warranties, covenants and indemnification provisions made (a) by the Company to purchasers of the businesses and (b) by purchasers of businesses to the Company. Each transaction has contract terms specific to that transaction. The extent of representations and warranties made ranged from those qualified by time, knowledge, and dollar materiality to those representations and warranties which are unqualified. Covenants require the Company to act, or prevent the Company from acting, in a variety of ways, such as not competing with the purchasers of a business. Covenants also require the purchasers to act, or prevent them from acting, in a variety of ways. The duration of covenants range from those effective for a specified period of time to those which are indefinite.

  Remedies available for breaches of representations and warranties and covenants range from monetary relief in specific amounts for specific breaches or violations to unlimited amounts.

  Under the contracts, the Company has generally retained liability for events that occurred prior to sale. The Company believes that it has established appropriate accruals for losses that may arise, such as workers' compensation, product liability, general liability, environmental risks and federal and state tax matters.

  The Company has indemnified purchasers and has received indemnifications from purchasers for a variety of items. In some transactions, a portion of the purchase price was held back or escrowed at banks to support indemnification provisions. Such amounts are reflected within the assets of the Company as deferred divestiture proceeds.

  Proceeds and other consideration from divestitures which will be paid to the Company upon fulfillment of contractual provisions, the passage of time, or the occurrence of future events have been recorded as non-current assets. Deferred divestiture proceeds consist of cash held in bank escrow accounts, cash held back by purchasers, receivables expected from purchasers arising from final calculations of the purchase price and cash due to the Company from future tax benefits under a tax sharing agreement with an unaffiliated public company, Rawlings Sporting Goods, Inc.

  Net assets related to discontinued operations consist primarily of accounts receivable, inventory and property, plant and equipment, net of liabilities related to these businesses. As of December 31, 1995, the amount of $36 million represents the net assets of the Hartman Electrical and Interstate Engineering divisions of the Company, approximately 200 installation contracts in process of completion from the "Automatic" Sprinkler business, oil and gas interests in Illinois, former facilities of discontinued business units and related owned specialized machinery and equipment to be sold or auctioned in 1996, net of a loss accrual of $8.7 million with respect to the buyout and disposal of such equipment.

  Deferred divestiture proceeds and net assets related to discontinued operations include managements' best estimates of the amounts expected to be realized on the collection and sale of discontinued operations. The amounts the Company will ultimately realize could differ materially from the amounts recorded. The Company has established a reserve of $20.8 million against these assets, which is presented as a deduction from deferred divestiture proceeds.

  (4)  Income Taxes:

  Income tax provision (benefit) consists of the following components:

                                                         (in thousands)
   Continuing Operations:                          1995     1994      1993
    Current Federal                              $      - $ (8,108) $(35,856)
    Deferred Federal                                    -  (15,480)   22,518
    State                                               -      602    (6,142)
    Total from Continuing Operations             $      0 $(22,986) $(19,480)

   Discontinued Operations:
    Operations                                          -  (20,174)  (55,606)
    Disposal                                      (20,009)  25,654         -

   Cumulative Effect of Change in Accounting            -        -    (5,839)

   Total Tax Benefit                             $(20,009)$(17,506) $(80,925)

  A reconciliation of the actual tax provision (benefit) to the U.S. federal income tax rate effective for each year for continuing operations is as follows:

                                                       1995     1994    1993
   Statutory Federal Tax Rate                         (35.0)%  (35.0)% (35.0)%

     Benefit and Insurance Plans                          -        -     0.2
     Foreign Sales Corporation                         (0.1)    (0.4)   (0.8)
     International Rate Differential                      -     (0.4)      -
     Goodwill                                           4.6       .3     0.6
     Other (net)                                        2.4     (0.7)    7.8
     State Income Taxes (Net of
     Federal Tax)                                         -       .3    (3.9)
     Current Effect of Change in Federal Rate             -        -     2.0
     Valuation Allowance (Net of Tax Credits)          28.1     14.7    10.0

   Effective Tax Rate (Benefit)                          0 %  (21.2)% (19.1)%

  The components of the net deferred tax liability as of December 31, 1995 and 1994 are as follows:
                                                           (in thousands)
                                                           1995      1994
   Deferred Tax Assets:
     Deferred Compensation Plans                        $  1,212 $  5,234
     Insurance and Other Reserves                          9,594    7,586
     Contingency Reserves                                  2,158   15,698
     Inventory Reserves                                      253    5,815
     Operating Losses and Tax Credit Carryforwards (Net)  17,558   31,363
     Discontinued Operations and Other (Net)              23,301   21,612
     Foreign (Net)                                             -    3,031
        Total Deferred Tax Assets                       $ 54,076 $ 90,339

   Deferred Tax Liabilities:
     Property, Plant and Equipment                      $(27,866)$(44,192)
     Benefit Plans                                        (3,300) (11,076)
     Intangible Drilling Costs                                 -   (5,069)
     Discontinued Operations and Other (Net)             (22,910) (30,002)
       Total Deferred Tax Liabilities                   $(54,076)$(90,339)

   Net Deferred Tax Liabilities                         $      0 $      0

  During 1995, the Company recognized a current benefit from carrying back certain tax losses. The items of deduction which constitute the carryback claim relate to business units which have been discontinued. As such, the current benefit from the tax carrybacks has been reported as part of discontinued operations.

  As of December 31, 1995, for tax reporting purposes, the Company has tax credit carryforwards of $21.3 million, of which $2.2 million will expire in 1996, and operating loss and charitable contribution deduction carryforwards of $129.9 million ($45.5 million in tax) which will begin to expire in 2008. These tax carryforward attributes of approximately $66.8 million exceed the Company's net deferred tax liabilities of $17.6 million by $49.2 million. The financial statements do not reflect the benefit of the $49.2 million in excess attributes.

  Realization of tax carryforwards is dependent on future taxable income and amounts realized are subject to tax regulations which include limitations by year and type of tax attribute being carried forward. The Company has similar carryforward attributes for federal alternative minimum tax purposes
  and for state income tax purposes.   Accumulated unremitted foreign earnings
  are not material and any liability related to the remittance of foreign earnings would not be material to the financial statements.


  (5) Inventories:

  Inventories are summarized as follows:
                                                       (in thousands)
                                                       1995    1994
   Manufacturing Inventories:
     Raw materials                                   $ 21,425 $ 21,509
     Work in process                                   13,433    6,138
     Finished goods                                    13,204   11,219
     Inventory reserves                                (1,595)  (1,532)
     Total manufacturing inventories                   46,467   37,334

   Inventories applicable to government contracts     216,023  207,632
     Less:  Progress payments                        (216,032)(206,121)
     Net contracts in process                              (9)   1,511

     Total Inventories                               $ 46,458 $ 38,845

  (6) Credit Facility and Debt Refinancing:

  As of December 31, 1995, the Company has a $75 million, three-year revolving credit loan and letter of credit facility ("Credit Agreement"). Within the Credit Agreement, the Company can issue up to $60 million in letters of credit. Borrowings are available up to the lesser of $75 million or a borrowing base which is tied to eligible receivables, inventory and equipment, less outstanding letters of credit. At the Company's option, borrowings bear interest at alternate rates based on the U.S. prime rate or LIBOR plus 200 to 250 basis points. The facility is secured by certain accounts receivable, inventory, machinery and equipment and intangibles.
  The facility contains various affirmative and negative covenants, including restrictions on dividends and certain financial covenants. The financial covenants include limitations on capital expenditures and requirements as to minimum tangible net worth, minimum earnings before interest, taxes, depreciation and amortization, the current ratio and the fixed charge coverage ratio. The facility expires on January 1, 1999.

  As of December 31, 1995, $31.3 million of letters of credit were outstanding under the facility, there were no borrowings outstanding ($21.0 million was available) and all financial covenants have been satisfied.

  On December 19, 1995, concurrent with the execution of the Credit Agreement, the Company paid the remaining amount outstanding under the Override Agreement and all separate obligations that were encompassed into the Override Agreement were paid in full and were cancelled.

  The Override Agreement was entered into on August 1, 1994 between the Company and its significant unsecured institutional lenders to refinance $315 million in indebtedness, letters of credit and related facilities ("Override Debt") of which $278 million was outstanding. On that date, the Company had also refinanced approximately $172 million in outstanding operating leases. The Override Debt bore interest at a base rate plus 2% and a restructuring fee of 3-1/2%. Mortgages, the 9-7/8% Notes, the Subordinated Debentures and certain other debt and leases were not part of the refinanced debt. Prior to the August 1, 1994 refinancing, the Company had divested certain businesses earlier in 1994 and accumulated sale proceeds to effect the refinancing. The Override Agreement required the Company to amortize the refinanced debt; and, subsequently, the Company agreed to repay by January 1, 1996 all of the amounts outstanding under the Override Agreement. The Company funded those payments through the proceeds of the divesture of those businesses whose net assets were presented in the Company's balance sheet as Net Assets Related to Discontinued Operations.

  (7) Debt:

  Total debt at December 31, 1995 and 1994 consisted of the following:

                                               (in thousands)
                                            1995                1994
                                     Carrying    Fair    Carrying      Fair
                                      Value     Value     Value       Value
   Short Term Debt:
     Override Debt                   $       -           $167,364   $154,184
     Other Debt                              -              4,277      4,277
      Total                          $       0           $171,641   $158,461

   Long Term Debt:
     9.875% Senior Notes due 1999    $174,000  $176,610  $174,000   $143,550
     10.375% Debentures due 1998        8,000     8,040     9,500      8,313
     Mortgage notes                    30,301    30,301    53,076     53,076
     Obligations under capital lease    2,027     2,027     4,889      4,889
     Other debt and notes                   -         -       205        205
      Total                           214,328  $216,978   241,670   $210,033

   Less - current maturities          (19,373)             (7,179)

   Long-term debt                    $194,955            $234,491


  The 9.875% Senior Notes are due October 1, 1999. Interest is payable semi-annually on April 1 and October 1.

  The 10.375% subordinated Debentures require the Company to make annual payments of $1.5 million into a bank sinking fund in 1996 and 1997, with a $5.0 million payment on April 1, 1998. The Debentures are callable at a premium prior to maturity. Redemption prices (expressed as percentages of the principal amount) during the 12-month period beginning April 1, 1995 are 101.093%, and 100.547% beginning on April 1, 1996.

  Mortgage notes are secured by real property, are due at various dates through 2009 and bear interest at rates ranging from 7.5% to 10.52%. Current maturities of long-term debt at December 31, 1995 include $15.7 million of 10.52% mortgage notes which the Company purchased from the noteholder on December 29, 1995 with a settlement date of January 31, 1996.

  The fair value estimates were made as follows: the Senior Notes were based on the market price at which the debt traded near year-end; the Debentures were based on management's estimates; the mortgages were based on carrying value given their collateralized nature; the Override Debt was estimated at 92.125% based on a sale of the debt between two lenders near year-end; the other debt represents amounts outstanding under short-term notes and foreign lines at variable rates and was based on its carrying value.

  The scheduled principal payments and sinking fund requirements for long-term debt are as follows: 1996 - $19.4 million; 1997 - $3.7 million; 1998 - $6.4 million; 1999 - $175.2 million; 2000 - $1.9 million; and after 2000 -
  $7.7 million.

  (8) Leases:

  The Company leases manufacturing equipment under operating leases. Rental commitments under non-cancelable operating leases as of December 31, 1995 were as follows (in thousands):

                               Discontinued   Continuing
                                 Operations   Operations  Total
     Year Ending December 31,
       1996                          $ 5,302   $ 8,827   $14,129
       1997                            4,811     7,855    12,666
       1998                            4,072     7,276    11,348
       1999                             1,867    3,237     5,104
       2000 & Beyond                       36      170       206
     Total minimum payments required  $16,088  $27,365   $43,453


  Leased machinery and equipment that was not sold with divested business units was auctioned on January 23, 1996. A substantial portion of the Company's buyout of the lease was funded by application of the prepaid rent asset. The loss on the auction has been provided for in the 1995 results of operations. For equipment not sold at the auction, the Company will satisfy the rental payments through its internal funds until such equipment is sold, subleased or assigned.

  Operating lease expense for continuing operations was approximately $9.6 million, $15.0 million, and $16.5 million in 1995, 1994, and 1993, respectively.

  The Company also leases equipment under arrangements that are classified as capital leases. The following is a summary of assets under capital leases:

                                            (in thousands)
                                              December 31
                                          1995          1994
     Machinery and equipment            $    719      $  6,867
     Less accumulated amortization           377         4,709
     Net                                $    342      $  2,158

  Future minimum lease payments under capital leases and their present value as of December 31, 1995 are as follows:

     Year Ending December 3l,                   (in thousands)
       1996                                          $1,075
       1997                                             947
       1998                                             211
       Total minimum lease payments                   2,233
       Less amount representing interest               (206)
       Present value of net minimum lease payments   $2,027

  (9) Contingent Liabilities:

  In a class action suit filed on April 18, 1994 in the U.S. District Court for the Northern District of Ohio against the Company and two former officers and directors, the plaintiff stockholder alleged that the defendants disseminated false and misleading information to the investing public concerning the Company's business, management, financial condition, and future prospects in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. A separate class action suit was filed by another stockholder on May 11, 1994, in the same court against the Company and certain former and present officers and directors setting forth similar allegations. Both suits sought monetary damages and costs and were consolidated into one case. The parties subsequently agreed upon a settlement in September 1995 and are negotiating a formal agreement incorporating the settlement terms. The provisions of the settlement will be specified in a notice to be sent to the members of the affected stockholder class who will be afforded an opportunity to object to the settlement. The terms of the settlement will thereafter be subject to final court approval. The Company has established an appropriate accrual for this matter.

  On December 19, 1994 the Company, its subsidiary Figgie Properties Inc. and the Richard E. Jacobs Group filed an action in the Common Pleas Court of Cuyahoga County, Ohio against the City of Cleveland seeking specific performance of a 1989 Master Development Agreement pertaining to a proposed real estate project known as Chagrin Highlands. The Company's complaint also seeks a declaratory judgment that the Master Development Agreement is in full force and effect and asks for an injunction preventing the City from interfering with the rights of the plaintiffs under that Agreement as well as compensatory damages in the amount of $100 million. The City of Cleveland filed a motion to dismiss the Company's complaint. On May 1, 1995, the Court denied the City's motion to dismiss the complaint and granted its motion to dismiss the Jacobs Group as a party plaintiff. On January 24, 1996, the Court denied the City's motion for summary judgment and granted the Company's motion for summary judgment with respect to several counts of a counterclaim filed by the City. The trial is scheduled to begin on April 29, 1996.

  Additionally, the Company and its subsidiaries are defendants in various lawsuits arising in the ordinary course of business. In the opinion of management, any liability with respect to these matters will not have a material adverse effect on the Company's financial statements.

  Costs charged by the Company to the U.S. Government in the performance of U.S. Government contracts are subject to inquiry and audit. Several years are open. The Company has provided a reasonable reserve for possible disallowed costs. The Company has been cooperating with the U.S. Government in two investigations, one involving possible improprieties at a facility where a division of the Company was a supplier, and the second, a criminal investigation involving the amount of corporate charges allocated to certain of the Company's operating units. The Company has furnished documents and other information and denies any wrongdoing in both investigations. Nevertheless, the ultimate resolution of these matters could result in sanctions and damages sought by the government, and affect the Company's ability to obtain future government contracts.

  (10) Pension and Retirement Benefits Plans:

  The Company has pension plans covering the majority of its employees. The plan benefits for salaried employees are based on employees' earnings during their years of participation in the plan. Hourly employees' plan benefits are based on various dollar units multiplied by the number of years of eligible service as defined in each plan. The Company's policy has been to fund amounts as necessary on an actuarial basis to comply with the Employee Retirement Income Security Act of 1974. In addition, the Company has a nonqualified supplemental retirement plan covering certain officers and senior executives.

  The components of net periodic pension expense and the actuarial assumptions used in accounting for the benefit plans for the years ended December 31 are as follows:

  (in thousands)                              1995       1994      1993

  Service cost                             $  2,558   $  4,220  $  3,399
  Interest cost on projected
   benefit obligation                         5,408      5,803     5,145
  Actual (gain) loss on plan assets         (10,866)     2,680    (6,788)
  Net amortization and deferral of
   actuarial gains (losses)                   5,811     (8,501)    1,251
                                           $  2,911   $  4,202  $  3,007
  Assumptions:
   Weighted average discount rates             7.50%      8.25%     7.50%
   Rate of increase in compensation
    levels                                     5.00%      5.00%     5.00%
   Expected long-term rate
    of return on assets                       10.00%     10.00%    10.00%

  The funded status of the Company's domestic and international plans, along with the reconciliation to amounts reported in the consolidated balance sheets, were as follows:

                                      December 31, 1995   December 31, 1994
                                        Assets  Accum.      Assets  Accum.
                                       Exceed  Benefits    Exceed  Benefits
                                        Accum.  Exceed      Accum.  Exceed
  (in thousands)                       Benefits Assets     Benefits Assets

  Actuarial Present Value of
    Benefit Obligations:

  Accumulated
   benefit obligations                $ 56,930  $ 13,239   $ 54,682  $ 12,548
  Vested benefit obligations          $ 53,500  $ 12,626   $ 50,462  $ 12,501
  Plan assets at fair value             61,312         0     60,720       119
  Projected benefit obligations        (58,823)  (13,308)   (59,187)  (12,856)
  Assets over (under) projected
   benefit obligation                    2,489   (13,308)     1,533   (12,737)
  Unrecognized net (assets)
   liabilities                          (4,331)      799     (5,173)      959
  Unrecognized net (gain) loss          11,213     1,538     12,843     1,089
  Unrecognized prior service cost          521         0        761         0
  Adjustment required to
   recognize minimum liability               0    (2,268)         0    (5,172)
  Prepaid pension cost asset
   (liability)                        $  9,892  $(13,239)  $  9,964  $(15,861)

  The plans' assets consist primarily of listed common stocks, corporate and government bonds, real estate investments, and cash and cash equivalents. The plans' assets included 27,261 shares of the Company's Class B Common Stock as of December 31, 1995 and 1994, respectively.


  (11)  Capital Stock:

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

  Earnings per share were calculated using the following share data. Primary weighted-average shares were used as fully diluted shares would have been anti-dilutive.

                                               1995   1994   1993
  Primary Weighted-Average Number of Shares:
    Allocated Shares                          17,987 17,723 17,775
    Common Stock Equivalents of Stock Options    215      -      -
    Primary Weighted-Average                  18,202 17,723 17,775

  Fully Diluted Weighted-Average Number of Shares:
    Unallocated ESOP shares
       1993                                        -      -    196
       1994                                        -    196    196
       1995                                      196    196    196
       1996                                      196    196    196
    Common Stock Equivalents                      29      -      -
    Fully Diluted Weighted-Average            18,623 18,311 18,559


  (12) Stock Options:

  The 1994 stock option plan provides for the granting of options and/or stock appreciation rights in respect of up to 1,500,000 shares of Class A common stock to key employees at prices equal to or not less than the fair market value at the time of grant. Options generally vest over a three to five year period from the date of grant. At December 31, 1995, 730,500 shares were available for future grants through October 19, 2004.

  A summary of option activity during 1995 follows:

                                                    Number
                                                    of Shares      Price
                                                   Under Option   Per Share
       Outstanding at December 31, 1994                    -
       Granted                                       793,500  $6.50 - $10.00
       Cancelled                                      24,000          $7.625
       Outstanding at December 31, 1995              769,500  $6.50 - $10.00

       Exercisable at December 31, 1995              100,000           $6.50

  (13) Restricted Stock Purchase Plans:

  Under the 1993 Restricted Stock Purchase Plan for Employees ("Employee Plan"), up to 800,000 shares each of either Class A or Class B Common Stock were authorized for possible issuance and executive officers and other key employees have been granted the right to purchase shares of Common Stock at prices substantially below market value. The purchase of Class A and Class B Common Stock under this plan entitles the employee to full voting and dividend rights but, generally, the shares cannot be sold, transferred, or pledged, and the certificates representing the shares are retained in the custody of the Company. At the earliest of the employee's retirement, death, or total disability, or the termination of the plan, these restrictions on transferring, pledging, or selling the shares expire, and the employee or heirs take unrestricted custody of the stock. In the event the employee leaves the Company prior to any of these occurrences, the Company can repurchase the shares (or, in the case of retirement, a portion of the shares) at the lower of the original purchase price paid by the employee or the then prevailing market price. At December 31, 1995, 195,075 shares of Class A Common Stock and 16,753 shares of Class B Common Stock, respectively, were sold subject to the above restrictions and were outstanding. In addition, under an employment contract with an executive officer of the Company, the Company is obligated to offer for purchase 37,500 Class A shares to the officer in each of 1996 and 1997.

  Under the 1993 Restricted Stock Purchase Plan for Directors ("Director Plan"), up to 75,000 shares of Class B Common Stock were authorized for possible issuance and certain Directors of the Company have been granted the right to purchase shares of Class B Common Stock at prices substantially below market value. The Director Plan contains restrictions and other provisions similar to those of the Employee Plan. At December 31, 1995, 21,000 shares of Class B Common Stock, subject to the above restrictions, were outstanding under the Director Plan.

  The excess of market price over purchase price at date of grant for the Director Plan and the Employee Plan, $.6 million and $8.9 million respectively, is deferred as Unearned Compensation and is being amortized as compensation expense over the restricted period. Unamortized amounts (unearned compensation) are shown as a reduction of stockholders' equity. The following amounts were amortized to expense:

                                     (in thousands)
                                 1995      1994    1993
     Employee Plan              $  862    $  245  $  885
     Director Plan                  90       193     190
       Total                    $  952    $  438  $1,075

  (14)  Employee Stock Ownership Plans:

  The Company has maintained leveraged and non-leveraged employee stock ownership plans. The leveraged ESOP was established in 1989 by borrowing $20 million through a term note that was guaranteed by the Company. The leveraged ESOP used the proceeds from the note to purchase 756,195 Class B shares. Prior to the August 1, 1994 refinancing of $315 million of debt and commitments, the ESOP note was being amortized according to its scheduled term. Contributions to fund the interest requirements of the loan are reflected as interest expense in the accompanying consolidated statements of income, approximately $382,000 in 1995, $545,000 in 1994 and $365,000
  in 1993 (net of dividends of approximately $328,000 in 1993). The August 1, 1994 refinancing had the effect of requiring the eight-year note to be paid in 1994 and 1995. This acceleration and the Strategic Business Plan that provided for the divestiture of fourteen additional businesses required the Company to expense the Unamortized Unearned Compensation and to curtail the plan for financial accounting purposes. The Board of Directors resolved to allocate to participants all unallocated shares, effective as of December 31, 1994.

  The non-leveraged ESOP was established in 1989 by the transfer of surplus assets from a terminated benefit plan. The transferred funds were used to purchase 1,124,682 Class A and 440,796 Class B shares. The aforementioned divestitures required the Company to expense the Unamortized Unearned Compensation and to curtail the plan for financial accounting purposes. The Board did not resolve to allocate the unallocated shares.

  For financial reporting purposes, both plans were curtailed in 1994 and the Unamortized Unearned Compensation was written off. Compensation expense associated with the plans is as follows:

           (in thousands)     1995    1994     1993
         Leveraged ESOP     $    -   $1,739   $1,288
         Non-leveraged ESOP      -    3,614    2,708
         Dividends               -        -      486
                            $    -   $5,353   $4,482

  Under the Stock Bonus Trust and Plan, shares of the Company's Class B Common Stock are allocated to eligible employee accounts each December 31 based on salary. The Company did not make contributions to this plan in 1995, 1994, or 1993. The Stock Plan held 197,562 and 291,729 shares of the Company's Class B Common Stock as of December 31, 1995 and 1994, respectively.

  (15)  Industry Segment Data:

  The Company's operations are conducted through three reportable business segments. These segments are described in Part I, Item 1 on pages 2 and 3 of this Form 10-K.

  Page 7 contains a summary of certain financial data for each business segment for 1995, 1994 and 1993. Information concerning the content of this financial data is as follows: Intersegment and foreign sales are immaterial. Operating profit is total revenue less operating expenses (cost of sales, SG&A expense and R&D expense). Operating profit does not include restructuring and refinancing costs, change in accounting estimate expense, interest expense, interest income, or federal and state income taxes. Identifiable assets are those assets used in the Company's operation for each segment. Corporate assets are principally cash, property and other assets.


  (16)  Change in Accounting Estimate:

  In connection with its factory automation project, the Company incurred significant costs, including costs for machinery and equipment and software, and outside consulting fees. These project costs historically were deferred and amortized over future periods commencing at the time the equipment was placed into service. A number of factors arose in 1993 which changed management's estimate of the period of future benefit. These factors included deteriorating operating results and cash flow and financing difficulties. As a result, the Company adopted a change in accounting by expensing all project costs, other than machinery and equipment, as incurred. As required by generally accepted accounting principles, the accounting change, amounting to an after tax charge approximating $50 million ($77 million pre-tax) or $2.80 per share, was recorded as a change in estimate and recorded in the results of operations for the fourth quarter of 1993. The charge of $33.9 million was associated with the continuing operations and $43.4 million was associated with businesses discontinued in 1994 and included in the $103.3 million loss on discontinued businesses.

                  QUARTERLY FINANCIAL DATA (UNAUDITED)

  This information is required by the Securities and Exchange Commission and is unaudited.

                              First   Second     Third    Fourth
                             Quarter  Quarter   Quarter  Quarter
                            (in thousands except for per share data)


  1995:
   Net sales                 $ 85,266 $ 88,690  $ 92,349 $  92,727
   Gross profit                22,253   21,943    23,914    24,596
   Net income (loss):
    Continuing operations      (8,038)  (5,830)      974     2,401
    Discontinued operations         -        -         -    (5,597)
    Net (loss)               $ (8,038)$ (5,830) $    974 $  (3,196)
   Earnings (loss) per share:
    Continuing operations    $  (0.44)$  (0.32) $   0.05 $    0.13
    Discontinued operations         -        -         -     (0.31)
    Net income (loss)        $  (0.44)$  (0.32) $   0.05 $   (0.18)



  1994:                                                     (NOTE)
   Net sales                 $ 73,111 $ 80,030  $ 79,792 $  86,487
   Gross profit                16,725   18,871    18,324    18,246
   Net income (loss):
    Continuing operations     (13,270) (13,051)  (10,848)  (48,078)
    Discontinued operations    (7,067)  (4,820)   (4,995)  (64,601)
    Net (loss)               $(20,337)$(17,871) $(15,843)$(112,679)
   Earnings (loss) per share:
    Continuing operations    $  (0.74)$  (0.73) $  (0.61)$   (2.74)
    Discontinued operations     (0.40)   (0.27)    (0.28)    (3.68)
    Net income (loss)        $  (1.14)$  (1.00) $  (0.89)$   (6.42)




  NOTE: Fourth quarter 1994 results from continuing operations included a $15.3 million or $0.87 per share charge for the revaluation of certain assets.

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

     (b)  Identification of Executive Officers

     Information with respect to the executive officers of the Company is set forth under the caption "Executive Officers of the Company" contained in Part I, Item 1 of this report, which information is incorporated herein by reference.


  Item 11.  Executive Compensation

     Information required by this Item is set forth under the captions
       "Executive Compensation", "Compensation of Directors", "Retirement Plans", "Pension Plan Table" and "Employment and Severance Agreements" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.


  Item 12.  Security Ownership of Certain Beneficial Owners and Management

     Information required by this Item is set forth under the captions
       "Principal Stockholders" and "Stock Ownership of Directors, Nominees for Directors and Executive Officers" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.


  Item 13.  Certain Relationships and Related Transactions

     Information required by this Item is set forth under the caption
       "Certain Transactions" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

                                PART IV

  Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

                                                                    Page
                                                                     No.
  (a)   Financial Statements, Schedules and Exhibits:


     1. Financial Statements
        Included in Part II of this report:

        Report of Independent Public Accountants                      24

        Consolidated Statements of Operations for the
        Years Ended December 31, 1995, 1994, and 1993                 25

        Consolidated Balance Sheets at December 31, 1995 and 1994  26-27

        Consolidated Statements of Stockholders' Equity for the
        Years Ended December 31, 1995, 1994, and 1993                 28

        Consolidated Statements of Cash Flows for the
        Years Ended December 31, 1995, 1994, and 1993                 29

        Notes to Consolidated Financial Statements                 30-46

        Quarterly Financial Data (Unaudited)                          47


     2. Schedules
        Included in Part IV of this report:

        Schedule II -  Valuation and Qualifying Accounts for
        the Years Ended December 31, 1995, 1994 and 1993              53

        Report of Independent Public Accountants                      54


     3. Exhibits:

        (3) Articles of incorporation and by-laws:

            (i)  The Restated Certificate of Incorporation of the Company,
                   as amended, as Exhibit 19 to the Company's Quarterly Report on Form 10-Q for the quarter ending June 30, 1987, File No. 1-8591, is hereby incorporated herein by reference.

            (ii) The Bylaws of the Company, as amended and restated
                   effective December 13, 1994.

        (4) Instruments defining rights of security holders, including indentures, for the following classes of securities:

            (i)  Class A Common Stock, par value $.10 per share, are
                   contained in the Restated Certificate of Incorporation, as amended, incorporated by reference in Exhibit (3) above and are incorporated herein by reference.

            (ii) Class B Common Stock, par value $.10 per share, are
                   contained in the Restated Certificate of Incorporation, as amended, and incorporated by reference in Exhibit (3) above and are incorporated herein by reference.

            (iii)Indenture, dated as of October 1, 1989, between Figgie
                   International Inc. and Continental Bank, National Association, as Trustee, with respect to the 9.875% Senior Notes due October 1, 1999, included as Exhibit (4)
                   (c) to the Company's Annual Report on Form 10-K for the year ending December 31, 1989, is hereby incorporated herein by reference. State Street Trust succeeded Continental Bank as Trustee pursuant to an agreement dated as of February 7, 1994, which was included as Exhibit (4)(c) to the Company's Annual Report on Form 10-K for the year ending December 31, 1993, and is hereby incorporated herein by reference.

            (iv) Second Supplemental Indenture, dated as of December 31,
                   1986, among Figgie International Inc. and Marine Midland Bank, N.A., as Trustee, with respect to the 10.375% Subordinated Debentures due April 1, 1998, included as Exhibit (4)(c) to the Company's Annual Report on Form 10-K for the year ending December 31, 1986, File No. 1-8591, and the First Supplemental Indenture, dated as of July 18, 1983, among Figgie International Inc., Figgie International Holdings Inc., and Marine Midland Bank, N.A., as Trustee with respect to the 10-3/8% Subordinated Debentures due 1998, along with the Original Indenture dated as of April 1, 1978, included as Exhibit (3)(4)(f) to the Company's Form 8-B filed October 19, 1983, (File No. 1-8591) with the Commission are hereby incorporated herein by reference.

        (10)     Material contracts:

            (i)* The Company's Compensation Plan for Executives, included as Exhibit (3)(10)(b) to the Company's Form 8-B filed October 19, 1983 with the Commission, is hereby incor-porated herein by reference.

            (ii)*The Company's Senior Executive Benefits Program, as
                   amended, included as Exhibit (19) to the Company's Quarterly Report on Form 10-Q for the quarter ending September 30, 1988, is hereby incorporated herein by reference.

            (iii)*The Company's 1983 Deferred Compensation Agreement,
                  included as Exhibit (3)(10)(f) to the Company's Form 8-B filed on October 19, 1983 with the Commission, is hereby incorporated herein by reference.

            (iv)*The Company's 1982 Deferred Compensation Agreement,
                  included as Exhibit 10(g) to the Company's Annual Report on Form 10-K for the year ending December 31, 1984, File No. 1-8591, is hereby incorporated herein by reference.

            (v)* The Company's Split Dollar Life Insurance Plan, included as Exhibit 10(h) to the Company's Annual Report on
                   Form 10-K for the year ending December 31, 1985, File No. 1-8591, is hereby incorporated herein by reference.

            (vi)*The Company's 1993 Restricted Stock Purchase Plan for
                   Employees, included as Exhibit A to the Company's definitive Proxy Statement dated May 25, 1993, is hereby incorporated herein by reference.

            (vii)*The Company's 1993 Restricted Stock Purchase Plan for
                   Directors, included as Exhibit B to the Company's definitive Proxy Statement dated May 25, 1993, is hereby incorporated herein by reference.

            (viii)*The Company's Key Employees' Stock Option Plan, included as Exhibit A to the Company's definitive Proxy Statement dated September 22, 1994, is hereby incorporated herein by reference.

            (ix)*Form of Agreement, dated as of May 1, 1989, among the
                   Company and corporate officers and department heads who report to the Company's Chief Executive Officer, included as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ending March 31, 1991, is hereby incorporated herein by reference.

            (x)* Employment agreement dated July 1, 1994, by and between the Company and Steven L. Siemborski, included as Exhibit 10(b) to the Company's Quarterly Report on Form 10Q for the quarter ending September 30, 1994, is hereby incorporated herein by reference.

            (xi)*Employment Agreement, dated as of October 28, 1994, by and between Walter M. Vannoy and the Company, included as
                   Exhibit 10(o) to the Company's Annual Report on Form 10K for the year ending December 31, 1994, is hereby incorporated herein by reference.

            (xii)*Employment Agreement, dated as of January 1, 1995, by and between John P. Reilly and the Company, included as
                   Exhibit 10(p) to the Company's Annual Report on Form 10K for the year ending December 31, 1994, is hereby incorporated herein by reference.

            (xiii)*Management Agreement, dated April 28, 1995, by and
                   between Luther A. Harthun and the Company, included as
                   Exhibit 10.1 to the Company's Quarterly Report on Form 10Q for the quarter ending September 30, 1995, is hereby incorporated herein by reference.

            (xiv)Credit Agreement between the Company and General Electric
                   Credit Corporation, dated as of December 19, 1995; Waiver and Amendment No. 1 dated as of January 30, 1996; Amendment No. 2 dated as of February 19, 1996.


            *    Management contracts or compensatory plans filed pursuant to
                   Item 14(c) of the Form 10-K.


     (21)   Subsidiaries of the Company

     (23)   Consents of Independent Public Accountants

     (27)   Financial Data Schedule



  (b)   Reports on Form 8-K:

        Form 8-K dated September 11, 1995 filed September 26, 1995



  (c)   See Exhibits to this report.

  (d)                                                            SCHEDULE II


                 FIGGIE INTERNATIONAL INC. AND SUBSIDIARIES
                     VALUATION AND QUALIFYING ACCOUNTS
                               (in thousands)


                                       Balance,   Charged   Amounts   Balance,
                                      Beginning  to Costs   Charged    End of
          Description                  of Year   & Expenses   Off       Year


ALLOWANCE FOR UNCOLLECTIBLE
TRADE ACCOUNTS RECEIVABLES

 Year ended December 31, 1995          $   259  $    256    $  (142)  $   373

 Year ended December 31, 1994          $   184  $    263    $  (188)  $   259

 Year ended December 31, 1993          $   254  $    230    $  (300)  $   184



ALLOWANCE FOR PROPERTIES
HELD FOR SALE

 Land and Land Improvements            $12,772        -     $ (5,078) $ 7,694
 Building and Leasehold Improvements     4,083        -         (593)   3,490
 Year ended December 31, 1995          $16,855  $     0     $ (5,671) $11,184


 Land and Land Improvements                  -  $12,772            -  $12,772
 Building and Leasehold Improvements         -    4,083            -    4,083
 Year ended December 31, 1994          $     0  $16,855     $      0  $16,855



ALLOWANCE FOR DEFERRED
DIVESTITURE PROCEEDS

 Year ended December 31, 1995          $     0  $20,825            -  $20,825

                REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




  To the Board of Directors
  and Stockholders,
  Figgie International Inc.:

  We have audited in accordance with generally accepted auditing standards, the financial statements of Figgie International Inc. and Subsidiaries included in this Form 10K, and have issued our report thereon dated February 9, 1996. Our report on the financial statements includes an explanatory paragraph with respect to the Company's adoption of the provisions of SFAS No. 109 "Accounting for Income Taxes" in the first quarter of 1993 (as discussed in Note 1 to the financial statements) and to the change in the method of accounting for certain costs associated with its factory automation project in the fourth quarter of 1993 (as discussed in Note 16 to the financial statements). Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



  ARTHUR ANDERSEN LLP

  /s/


  Cleveland, Ohio,
  February 9, 1996

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              FIGGIE INTERNATIONAL INC.
                              (Company)


                              By        /s/
  Date: February 29, 1996         S. L. Siemborski
                                  Senior Vice President and
                                  Chief Financial Officer



       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed as of February 29, 1996 by the following persons on behalf of the Company and in the capacities indicated.



  By         /s/
    J. P. Reilly, Principal
    Executive Officer & Director




  By         /s/                  By         /s/
    F. J. Brinkman, Director      H. Nesbit, II, Director




  By        /s/                   By        /s/
    A. V. Gangnes, Director       A. A. Sommer, Jr., Director




  By       /s/                    By        /s/
    J. S. Lanahan, Director       S. L. Siemborski, Director
                                  (Principal financial and
                                  accounting officer)



  By       /s/                    By        /s/
    F. R. McKnight, Director      W. M. Vannoy, Director

                             EXHIBIT INDEX

  (3)     Articles of incorporation and by-laws:

    (i) The Restated Certificate of Incorporation of the Company, as amended, as Exhibit 19 to the Company's Quarterly Report on Form 10-Q for the quarter ending June 30, 1987, File No. 1-8591, is hereby incorporated herein by reference.

    (ii) The Bylaws of the Company, as amended and restated effective December 13, 1994.

  (4) Instruments defining rights of security holders, including indentures, for the following classes of securities:

    (i) Class A Common Stock, par value $.10 per share, are contained in the Restated Certificate of Incorporation, as amended, incorporated by reference in Exhibit (3) above and are incorporated herein by reference.

    (ii) Class B Common Stock, par value $.10 per share, are contained in the Restated Certificate of Incorporation, as amended, and incorporated by reference in Exhibit (3) above and are incorporated herein by reference.

    (iii) Indenture, dated as of October 1, 1989, between Figgie International Inc. and Continental Bank, National Association, as Trustee, with respect to the 9.875% Senior Notes due October 1, 1999, included as Exhibit (4) (c) to the Company's Annual Report on Form 10-K for the year ending December 31, 1989, is hereby incorporated herein by reference. State Street Trust succeeded Continental Bank as Trustee pursuant to an agreement dated as of February 7, 1994, which was included as Exhibit
            (4)(c) to the Company's Annual Report on Form 10-K for the year ending December 31, 1993, and is hereby incorporated herein by reference.

    (iv) Second Supplemental Indenture, dated as of December 31, 1986, among Figgie International Inc. and Marine Midland Bank, N.A., as Trustee, with respect to the 10.375% Subordinated Debentures due April 1, 1998, included as Exhibit (4)(c) to the Company's Annual Report on Form 10-K for the year ending December 31, 1986, File No. 1-8591, and the First Supplemental Indenture, dated as of July 18, 1983, among Figgie International Inc., Figgie International Holdings Inc., and Marine Midland Bank, N.A., as Trustee with respect to the 10-3/8% Subordinated Debentures due 1998, along with the Original Indenture dated as of April 1, 1978, included as Exhibit (3)(4)(f) to the Company's Form 8-B filed October 19, 1983, (File No. 1-8591) with the Commission are hereby incorporated herein by reference.

  (10)    Material contracts:

    (i) The Company's Compensation Plan for Executives, included as Exhibit (3)(10)(b) to the Company's Form 8-B filed October 19, 1983 with the Commission, is hereby incorporated herein by reference.

    (ii) The Company's Senior Executive Benefits Program, as amended, included as Exhibit (19) to the Company's Quarterly Report on Form 10-Q for the quarter ending September 30, 1988, is hereby incorporated herein by reference.

    (iii) The Company's 1983 Deferred Compensation Agreement, included as Exhibit (3)(10)(f) to the Company's Form 8-B filed on October 19, 1983 with the Commission, is hereby incorporated herein by reference.

    (iv)  The Company's 1982 Deferred Compensation Agreement, included as
            Exhibit 10(g) to the Company's Annual Report on Form 10-K for the year ending December 31, 1984, File No. 1-8591, is hereby incorporated herein by reference.

    (v)   The Company's Split Dollar Life Insurance Plan, included as
            Exhibit 10(h) to the Company's Annual Report on Form 10-K for the year ending December 31, 1985, File No. 1-8591, is hereby incorporated herein by reference.

    (vi)  The Company's 1993 Restricted Stock Purchase Plan for
            Employees, included as Exhibit A to the Company's definitive Proxy Statement dated May 25, 1993, is hereby incorporated herein by reference.

    (vii) The Company's 1993 Restricted Stock Purchase Plan for
            Directors, included as Exhibit B to the Company's definitive Proxy Statement dated May 25, 1993, is hereby incorporated herein by reference.

    (viii)The Company's Key Employees' Stock Option Plan, included as Exhibit A to the Company's definitive Proxy Statement dated September 22, 1994, is hereby incorporated herein by reference.

    (ix) Form of Agreement, dated as of May 1, 1989, among the Company and corporate officers and department heads who report to the Company's Chief Executive Officer, included as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ending March 31, 1991, is hereby incorporated herein by reference.

    (x) Employment agreement dated July 1, 1994, by and between the Company and Steven L. Siemborski, included as Exhibit 10(b) to the Company's Quarterly Report on Form 10Q for the quarter ending September 30, 1994, is hereby incorporated herein by reference.

    (xi) Employment Agreement, dated as of October 28, 1994, by and between Walter M. Vannoy and the Company, included as Exhibit 10(o) to the Company's Annual Report on Form 10K for the year ending December 31, 1994, is hereby incorporated herein by reference.

    (xii) Employment Agreement, dated as of January 1, 1995, by and between John P. Reilly and the Company, included as Exhibit 10(p) to the Company's Annual Report on Form 10K for the year ending December 31, 1994, is hereby incorporated herein by reference.

    (xiii)Management Agreement, dated April 28, 1995, by and between Luther A. Harthun and the Company, included as Exhibit 10.1 to the Company's Quarterly Report on Form 10Q for the quarter ending September 30, 1995, is hereby incorporated herein by reference.

    (xiv) Credit Agreement between the Company and General Electric Credit Corporation, dated as of December 19, 1995; Waiver and Amendment No. 1 dated as of January 30, 1996; Amendment No. 2 dated as of February 19, 1996.


  (21)    Subsidiaries of the Company

  (23)    Consents of Independent Public Accountants

  (27)    Financial Data Schedule

                                                                    EXHIBIT 21
  Subsidiaries of the Company (as of February 22, 1996)

                                                            Percentage of
                                          Jurisdiction of  Securities Owned
         Name                              Incorporation     By the Company

  Allied Industrial Distributors               California        100%
  Figgie Acceptance Corporation                Delaware          100%
   Sooner Hotel Corporation                    Delaware          100%
   X.Z. Acquisition Corporation                Delaware          100%
  Figgie Apparel Inc.                          New York          100%
  Figgie Asia Pte. Ltd.                        Singapore         100%
  Figgie Canadian Holdings Ltd.                Canada-Federal    100%
   Figgie Canada Inc.                          Canada-Federal    100%
   Thermometer Corporation of Canada Ltd.      Ontario           100%
  Figgie Communications Inc.                   Ohio              100%
  Figgie do Brasil Industria e
      Commercio Ltda. (in liq.)                Brazil            100%
  Figgie Foreign Sales Corporation             Virgin Islands    100%
  Figgie (G.B.) Limited                        United Kingdom    100%
   Figgie (U.K.) Limited                       United Kingdom    100%
    Glidepath U.K. Limited                     United Kingdom    100%
   Figgie Sportswear (U.K.) Limited            United Kingdom    100%
  Figgie International (H.K.) Ltd.             Hong Kong         100%
  Figgie International Real Estate Inc.        Delaware          100%
   Cafig Inc.                                  Delaware          100%
   Dusk Corporation                            Delaware          100%
   Quire Corp.                                 Delaware          100%
  Figgie Investment Trustee Limited            United Kingdom     50%
  Figgie Leasing Corporation                   Delaware          100%
  Figgie Licensing Corporation                 Delaware          100%
  Figgie Packaging Systems Pty. Ltd.           Australia         100%
  Figgie Pension Trustee Limited               United Kingdom     50%
  Figgie Properties Inc.                       Delaware          100%
   Chagrin Highlands Inc.                      Ohio              100%
   Cudahy Self Storage, Inc.                   Wisconsin         100%
   FGPI-1 Inc.                                 Florida           100%
   Virginia Center Inc.                        Virginia          100%
  Figgie Sportswear (U.K.) Limited             United Kingdom    100%
   FP Sportswear B.V.                          Netherlands       100%
  Figgie Transportteknik Sweden AB             Sweden            100%
  Interstate Electronics Corporation           California        100%
  Logan Fenamec Transporttechnik GmbH          Germany           100%
  Maquiladora TCA de Juarez, S.A. de C.V.      Mexico            100%
  Mojonnier de Mexico S de RL de CV (liq)      Mexico             49%
  Mojonnier do Brasil Industria e Commercio
     de Equipamentos Ltda. (liq)               Brazil            100%
  Oden Corporation                             New York           49%
  Figgie Sportswear Limited                    United Kingdom    100%
   FP Sportswear B.V.                          Netherlands       100%
  Snorkel Elevating Work Platforms Limited     New Zealand       100%
  Snorkel Elevating Work Platforms Pty Limited Australia         100%
  Willoughby Holdings Inc.                     Delaware          100%
    Willoughby Assurance Ltd.                  Bermuda           100%
    Willoughby Services, Inc.                  Delaware          100%
  Wimbledon Shirt Company Limited              United Kingdom    100%

                                                              EXHIBIT 23

               CONSENTS OF INDEPENDENT PUBLIC ACCOUNTANTS

  As independent public accountants, we hereby consent to the incorporation of our reports included in this Form 10-K, into the Company's previously filed Registration Statements File No. 33-66208 and File No. 33-56705.




  ARTHUR ANDERSEN LLP


  /s/

  Cleveland, Ohio,
  February 22, 1996.