Form 10-K/A
period 1995-12-31
FIGGIE INTERNATIONAL INC /DE/
filed 1996-04-29
CIK 720032

              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                         FORM 10-K/A
                       Amendment No. 1
(Mark One)
X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended     December 31, 1995
                              OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ______ to ______

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [___ ]

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. (See the definition of affiliate in Rule 405.)
             At 4/10/96               $211,954,411

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class A Common Stock, Par Value $0.10 Per Share
 (13,676,565 shares outstanding as of 4/10/96)
Class B Common Stock, Par Value $0.10 Per Share
 (4,724,193 shares outstanding as of 4/10/96)

Documents incorporated by reference: List the following documents if incorporated by reference and the part of the Form 10-K into which the document is incorporated: (1) any annual report to security holders, (2) any proxy or information statement, and (3) any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. (The listed documents should be clearly described for identification purposes.)

Certain documents incorporated from prior filings (See Part IV)

           FIGGIE INTERNATIONAL INC.



        Figgie International Inc., the registrant, hereby amends the following items of its Annual Report on Form 10-K for 1995 as set forth in the pages attached hereto:


   Items 10, 11, 12, 13

Item 10.     Directors and Executive Officers of the Registrant

        (a)  Identification of Directors
                                                     Three Year
                                                    Term Expires
                                                     At Annual
                                       Director     Meeting of
Name and Principal Occupation           Since     Stockholders in

ALFRED V. GANGNES, age 75
Retired; former President, Figgie
International Inc.                       1972            1996

JOHN S. LANAHAN, age 74
Consultant; former Senior Vice
President-Commercial, Chessie
System Railroads; former President
and Managing Director, the
Greenbrier Resort Hotel.                 1985            1996

HARRISON NESBIT, II, age 69
Retired; Chairman and Director,
Godine, Nesbit, McCabe & Co., an
insurance brokerage firm, from
1987 to 1993; former General
Agent, State of Virginia,
Massachusetts Mutual Life Insurance
Co.; Director, St. George Metals,
Inc.; Director, O-Three Limited.         1969            1996

STEVEN L. SIEMBORSKI, age 41
Senior Vice President and Chief
Financial Officer, Figgie
International Inc., since
July 1, 1994; former Partner, Ernst &
Young; Certified Public Accountant       1994            1997

A. A. SOMMER, JR., age 72
Counsel, Morgan, Lewis & Bockius
LLP, Washington, D.C., law firm,
since October 1, 1994; former Partner,
Morgan, Lewis & Bockius; Chairman,
Public Oversight Board of the
American Institute of Certified
Public Accountants; Vice Chairman,
Board of Governors, National
Association of Securities Dealers.        1986           1997

WALTER M. VANNOY, age 68 (1)
Retired; Chairman of the Board,
Figgie International Inc., from
May 18, 1994 to May 16, 1995;
Chief Executive Officer, Figgie
International Inc., from May 18,
1994 to January 3, 1995; Vice
Chairman of the Board, Figgie
International Inc., from February
1994 to May 1994; former President,
Vannoy Enterprises; former Vice
Chairman, McDermott International Inc.;
former President and Chief Operating
Officer, Babcock & Wilcox; Director,
Illinova Corp.                            1981           1997

FRED J. BRINKMAN, age 67
Consultant; Partner, Arthur Andersen
LLP, public accountants, until 1989,
Senior Partner, Asia - Pacific area
from 1978 to 1989, and Managing
Partner of the firm's Washington, D.C.
office from 1981 to 1987; Director,
Washington Gas Light Co. and Charles
E. Smith Residential Realty Inc.,         1992           1998

F. RUSH McKNIGHT, age 66 (1)
Partner, Calfee, Halter & Griswold,
Cleveland, Ohio, law firm, and
Managing Partner from 1985 to 1991.       1985           1998

JOHN P. REILLY, age 52
Chief Executive Officer, Figgie
International Inc., since January 3,
1995; President, Figgie International
Inc., since February 1, 1995 and
Chairman of the Board of Figgie
International Inc. since May 16, 1995;
President and Chief Operating Officer,
Brunswick Corporation, from 1993 to
1994; President and Chief Executive
Officer, Tenneco Automotive, from
1987 to 1993; Director, Trinova
Corporation; Director, Atwood
Industries; Director, Barat
College.                                 1995           1998

(1)  See discussion under the caption "CERTAIN TRANSACTIONS."

     (b)  Identification of Executive Officers

     Information with respect to the executive officers of Figgie International Inc. (the "Corporation") is set forth under the caption "Executive Officers of the Registrant" contained in Part I, Item 1 of the Corporation's 1995 Form 10-K, which information is incorporated herein by reference.


      COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Form 3s reporting the formation of a group were filed with the Securities and Exchange Commission (the "SEC") more than ten days after the formation on September 11, 1995 of the group by Harry E. Figgie, III, Mark P. Figgie, Matthew P. Figgie, The Harry E. Figgie, Jr. & Nancy F. Figgie Irrevocable Trust, Matthew Figgie Trust, The Clarke-Reliance Corporation,
Nancy F. Figgie and The Figgie Family Foundation. The Form 3s filed by Nancy Figgie and the Figgie Family Foundation were filed on October 17, 1995, and the Form 3s filed by the other members of the group were filed on October 13, 1995.


Item 11.     Executive Compensation

                   DIRECTORS' COMPENSATION

     The Directors, except for those who are also employees of the Corporation, receive an annual stipend of $15,000 and an attendance fee of $1,000 for each meeting of the Board. In addition, the non-employee members of the Executive and Finance Committee receive $3,000 per year, an attendance fee of $750 for each meeting, and a participation fee of $750 for each regularly scheduled telephonic meeting and $250 for each special telephonic meeting. The non-employee members of the remaining committees other than the Stock Option Committee receive $3,000 per year, an attendance fee of $250 for each meeting, and a participation fee of $250 for each telephonic meeting. The non-management Directors receive an attendance fee of $750 for each separately called meeting of non-management Directors.

        The Corporation has agreed to pay a death benefit in the amount of $200,000 to the estate of each Director, other than a Director who is also an employee, upon his death. This benefit is provided to a Director while in office and after retirement if he has served five (5) years. The benefit is payable from the general assets of the Corporation and the Corporation has insured this liability by purchasing life insurance policies on the lives of the eligible Directors.

        The Board of Directors and committee members also receive travel and lodging expenses in connection with their attendance at Board and committee meetings.

                    EXECUTIVE COMPENSATION

Summary of Compensation

        The following table shows information concerning the annual and long-term compensation earned during the last three
(3) fiscal years, if required, by the Corporation's Chief Executive Officer ("CEO") and each of the three other executive officers of the Corporation (the "Named Executive Officers").

                                  SUMMARY COMPENSATION TABLE
                                                                   Long Term
                                                                 Compensation
                                     Annual Compensation             Awards
                                                               Restricted Securities
                                                     Other     Stock      Underlying
                                                  Annual (1)   Award(s)   Options/  All Other(3)
Name and Principal Position   Year  Salary  Bonus Compensation  ($)(2)    SARs (#)  Compensation
John P.  Reilly (4)
Chairman, CEO and President   1995 $500,000 $250,000   $67,198  $165,000  500,000     $38,178

Steven L. Siemborski (5)      1995  350,000  108,000   412,500       --       --      16,179
Senior Vice President and
Chief Financial Officer       1994  175,000   25,000   248,438       --       --      60,363

L. A. Harthun                 1995  239,166   80,000       --        --   17,000      20,941
Senior Vice President -       1994  229,166       --       --        --       --      18,520
Legal and Secretary           1993  219,000       --       --   277,405       --      23,026

Keith V. Mabee (6)
Vice President -              1995  192,916    52,000      --        --    15,000     13,141
Corporate Relations           1994  152,666        --      --    18,464        --     12,919

<F1>
(1) (a) The amounts indicated with respect to Mr. Reilly represent his use of a company car ($9,576), the payment of his moving expenses ($17,765) and club dues ($39,857).

     (b) The amounts indicated with respect to Mr. Siemborski represent the difference between the fair market values of the 37,500 shares of Class A Common Stock acquired by Mr. Siemborski in each of 1995 and 1994 and the prices paid by Mr. Siemborski for those shares.
<F2>
(2) The transfer and pledge restrictions on the restricted shares reflected in the table are scheduled to lapse upon the termination of the 1993 Restricted Stock Purchase Plan for Employees (the "Restricted Stock Plan") on July 1, 1998 under the terms of the plan. As of December 29, 1995, the aggregate number of shares and the value of the shares of restricted stock held by the executives (less the purchase price paid by the executive) were as follows: Mr. Reilly, 30,000 shares of Class A Common Stock having a market value (less purchase price) of $281,250; Mr. Harthun, 17,613 shares of Class A Common Stock having a market value (less purchase price) of $165,122; and Mr. Mabee, 7,338 shares of Class A Common Stock having a market value (less purchase price) of $68,794.
<F3>
(3)     Includes the following for 1995:

   (a) The discounted value of the benefit to each of the Named Executive Officers of the premium paid by the Corporation during 1995 for one or more split-dollar insurance policies under which the executive receives an interest in the cash surrender value of the policy at the time when the ownership of the policy is split between the executive and the Corporation, which then becomes the beneficiary of a policy on the executive's life with a cash surrender value equivalent to the Corporation's premium payments. The Executive Officers paid a portion of the premium based upon a rate for term life insurance. The amounts reflected in the table for split-dollar insurance are as follows: Mr. Reilly -- $35,168; Mr. Siemborski -- $13,210; Mr. Harthun -- $17,435; and Mr. Mabee
- -- $10,173.

   (b) The allocations for 1995 of equivalent shares of Class A Common Stock or Class B Common Stock under the Figgie International Inc. Stock Ownership Trust and Plan for Salaried Employees (the "ESOP for Salaried Employees"). The dollar values as of December 29, 1995 of the allocations for each of the Named Executive Officers of the Corporation are as follows: Mr. Reilly
- -- $3,010; Mr. Siemborski -- $2,969; Mr. Harthun -- $3,506; Mr.
Mabee -- $2,968.
<F4>
(4) Mr. Reilly became CEO of the Corporation on January 3, 1995, President of the Corporation on February 1, 1995 and Chairman of the Board of Directors of the Corporation on May 16, 1995. He was not employed by the Corporation prior to 1995.
<F5>
(5) Mr. Siemborski became Senior Vice President and Chief Financial Officer of the Corporation effective July 1, 1994. He was not employed by the Corporation prior to 1994.
<F6>
(6) Mr. Mabee became an executive officer of the Corporation on February 23, 1994.

Stock Options

   The following tables provide information on grants of stock options pursuant to the Figgie International Inc. Key Employees' Stock Option Plan (the "Stock Option Plan") during the year ended December 31, 1995. The Stock Option Plan is administered by the Stock Option Committee of the Board of Directors, which has the authority to determine the individuals to whom options are granted and the terms of all grants thereunder. The Stock Option Plan provides for the issuance of nonqualified stock options and "incentive stock options," within the meaning of Section 422 of the Internal Revenue Code, for the Corporation's Class A Common Stock and the granting of stock appreciation rights ("SARs").
The options granted pursuant to the Stock Option Plan have terms of up to 10 years from the date of grant and an exercise price equal to one hundred percent (100%) of the fair market value on the date of grant and are non-transferable.

Option Grants in Last Fiscal Year

   The following table provides information related to options granted or awarded to the Named Executive Officers during 1995.

                               OPTION GRANTS IN LAST FISCAL YEAR
                                                           Potential Realizable Value at
                                                           Assumed Annual Rates of Stock
                Number of  % of Total                                Price Appreciation
                Securities  Options                                  For Option Term (1)
                Underlying Granted to Exercise
                   Options Employees  or Base
                   Granted in Fiscal  Price    Grant  Expiration
Name                 (#)     Year   ($/share)   Date    Date     0%     5%          10%
John P. Reilly(2)  500,000  62.85%  $6.500   1/04/95  1/04/02  N/A  $1,323,076   $3,083,331

L. A. Harthun (3)   17,000   2.14    7.625   2/14/95  2/14/02  N/A      52,770      122,977

Steven L. Siemborski     0   0.00      N/A       N/A      N/A  N/A       N/A           N/A

Keith V. Mabee(3)   15,000   1.89    7.625   2/14/95  2/14/02  N/A      46,562      108,510

All Stockholders       N/A    N/A      N/A       N/A      N/A  N/A  53,667,653  125,068,454

All Optionees      793,500 100.00    7.177   Various  7 Years  N/A   2,318,259    5,402,529

Options Gain as %
of all Stockholder
Gain                   N/A    N/A     N/A       N/A       N/A  N/A       4.32%        4.32%

<F1>
(1) The dollar amounts under these columns are the results of calculations at assumed annual rates of stock price appreciation of zero percent (0%), five percent (5%) and ten percent (10%). These assumed rates of growth were selected by the SEC for illustration purposes only. They are not intended to forecast possible future appreciation, if any, of the Corporation's stock price. For Optionees that received options with an exercise price less than the market value on the date of grant, no gain is possible without an increase in stock prices, which will benefit all stockholders. A zero percent (0%) gain in stock price will result in a zero percent (0%) benefit to such Optionees.
<F2>
(2) Mr. Reilly's option vests in twenty percent (20%) increments of 100,000 shares on each of January 4, 1995, 1996, 1997, 1998 and 1999; however, vesting accelerates upon a change in control (as defined in the Stock Option Plan).

<F3>
(3)     Mr. Harthun's and Mr. Mabee's options vest in one-third
(1/3) cumulative installments on each of February 14, 1996, 1997 and 1998.

Aggregated Option Exercises and Fiscal Year-end Option Values
Table

   The following table provides information related to any stock options exercised by the Named Executive Officers during 1995 and the value of unexercised in-the-money options held by the Named
Executive Officers at December 31, 1995:

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL
YEAR-END OPTION VALUES
                                                  Number of Securities
                                                 Underlying Unexercised    Value of Unexercised
                  Shares Aquired                 Options at FY-End (#)   In-the-Money Options/SARs
                     on Exercise   Value                Exercisable/     at FY-End ($) Exercisable/
Name                     (#)(1)  Realized ($)(1)        Unexercisable         Unexercisable

John P. Reilly               0              0          100,000/400,000      $387,500/$1,550,000
L. A. Harthun                0              0                0/ 17,000             0/    46,750
Steven L. Siemborski         0              0                0/      0             0/         0
Keith V. Mabee               0              0                0/ 15,000             0/    41,250

<F1>
(1)  No options were exercised.

                           RETIREMENT PLANS

Retirement Income Plan II

            All of the Executive Officers of the Corporation are currently accruing retirement income credits under, or will accrue them upon their satisfaction of the eligibility requirements set forth in, the Salaried Employee Retirement Income Provisions of the Figgie International Inc. Retirement Income Plan II (the "Salaried Provisions"), a defined benefit pension plan. The Salaried Provisions cover the salaried employees of the Corporation except employees of certain non-participating divisions and subsidiaries. Directors who are not employees are not entitled to receive retirement benefits under the Figgie International Inc. Retirement Income Plan II.

            In general, the Salaried Provisions, as amended effective July 31, 1993, provide that salaried employees accrue dollar units of retirement income credits for each calendar year of participation in the Salaried Provisions on the basis of their "Annual Pensionable Earnings." To receive full benefits under the Salaried Provisions, employees must contribute two percent (2%) of their "Annual Pensionable Earnings" over their "Covered Compensation." The following sets forth the percentage Annual Pensionable Earnings which is accrued as a Retirement Income Credit under the Salaried Provisions:
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


(1) "Annual Pensionable Earnings" includes cash salaries and bonuses received by the participant but excludes any such earnings in excess of $150,000 for calendar year 1996 and thereafter (plus any increase for cost-of-living as shall be prescribed by the Secretary of the Treasury pursuant to Sections 401(a)(17) and 415(d) of the Internal Revenue Code).

(2) "Covered Compensation" means the average of the contributions and benefit bases in effect under Section 230 of the Social Security Act for each such calendar year in the 35 calendar years ending immediately prior to each such calendar year. For calendar year 1996, Covered Compensation will equal $25,920.

     Generally, any salaried employee of the Corporation except employees of certain non-participating divisions and subsidiaries is eligible to participate in the Salaried Provisions after the earlier of the completion of one year of service or attainment of age 40. A participant becomes vested in the Salaried Provisions five years after the participant's hire date. Upon reaching normal retirement at age 65, each participant is generally entitled to receive an annual retirement benefit for life equal to the total of the retirement income credits accrued by him during his period of participation. Such benefit is not subject to any deduction for Social Security benefits. A reduced annual retirement income benefit may be payable to a retired employee under other actuarially equivalent forms of pay-out provided for in the Salaried Provisions. The Salaried Provisions also contain provisions for early retirement and preretirement death benefits payable to spouses and dependent children of certain deceased participants. During 1995, certain employees of the Corporation and its subsidiaries accrued retirement benefits under separate retirement plans of the Corporation which cover employees of its divisions or subsidiaries which are not or were not at the time participating under the Salaried Provisions or a prior plan which was terminated on November 21, 1988 (the "Prior Plan").

     As of December 31, 1995, the annual benefits payable upon retirement under the Salaried Provisions, including accrued benefits from the Prior Plan, to the Named Executive Officers are stated below. In determining such benefits, the executives' earnings were estimated through 1996 and were assumed not to exceed $150,000 after 1996. Covered Compensation ($25,920 for
1996) was assumed not to increase after 1996, the maximum allowable employer-funded benefit under the Internal Revenue Code (which is the greater of $118,800 or the accrued benefit as of December 31, 1982) was assumed to continue to retirement and executives were assumed to continue working until at least age 65 and to be fully vested. Based upon the preceding assumptions, the annual benefits payable to such persons including benefits payable as a result of voluntary contributions and the accrued benefits from the Prior Plan are as follows: Mr. Reilly -- $23,082; Mr. Siemborski -- $42,626; Mr. Harthun -- $99,819; and
Mr. Mabee -- $32,596.

Senior Executive Benefits Program

     The following plan table shows the annual benefits upon retirement at age 65 in 1995 for various combinations of compensation and lengths of service which may be payable under the Corporation's Senior Executive Benefits Program (the "SEBP") to the Named Executive Officers. These amounts are paid in addition to the amounts payable under the Corporation's Salaried Provisions discussed above.


                         PENSION PLAN TABLE

Remuner-
ation(2)                        Annual Benefit for Years
                               of Credited Service Shown(1)

         10 Years 15 Years 20 Years 25 Years 30 Years 35 Years $125,000 $20,841 $42,493 $37,062 $31,632 $26,201 $20,770
 150,000   29,296       55,177    48,557    41,937    35,317    28,697
 175,000   40,130       71,427    64,807    58,187    51,567    44,947
 200,000   50,963       87,677    81,057    74,437    67,817    61,197
 225,000   61,796      103,927    97,307    90,687    84,067    77,447
 250,000   72,630      120,177   113,557   106,937   100,317    93,697
 300,000   94,296      152,677   146,057   139,437   132,817   126,197
 350,000  115,963      185,177   178,557   171,937   165,317   158,697
 400,000  137,630      217,677   211,057   204,437   197,817   191,197
 450,000  159,296      250,177   243,557   236,937   230,317   223,697
 500,000  180,963      282,677   276,057   269,437   262,817   256,197


(1) Annual benefits are computed on the basis of one hundred percent (100%) joint and survivor benefit. The annual benefits reflected in the table constitute sixty-five percent (65%) of final covered remuneration prorated for service less than fifteen (15) years, less assumed social security benefits of $22,464 and less assumed amounts of benefits payable under the Salaried Provisions.
The benefits under the Salaried Provisions have been calculated based upon the assumptions that the amount of Covered Compensation, as defined in the Salaried Provisions, remains fixed for all years of participation and the amount of Annual Pensionable Earnings, as defined in the Salaried Provisions, is limited to amounts that do not exceed $150,000. (See the description of the Salaried
Provisions set forth above.) (Accrual under the Salaried Provisions for years prior to 1996 may be less than as assumed.) The gross annual benefits will be increased by ten percent (10%) of the final covered remuneration for a participant in the SEBP as of February 18, 1987 or a person hired prior to February 18, 1987 who completes 20 years of service. The annual benefits will be reduced by any retirement or deferred compensation plans of other employers.

(2) Consists of base salary and the installment payments that have been received by an executive under the discretionary bonus component of the Corporation's incentive bonus arrangements.

     As of December 31, 1995, the credit years of service for the 4 individuals named in the Summary Compensation Table are as follows: Mr. Reilly, 1 year; Mr. Harthun, 30 years; Mr.
Siemborski, 1 year; and Mr. Mabee, 2 years.

                  EMPLOYMENT AND SEVERANCE AGREEMENTS

     The Corporation entered into an employment agreement dated January 1, 1995 (the "Executive Agreement") with John P. Reilly. The Executive Agreement provides for Mr. Reilly's employment as CEO of the Corporation at an annual base salary of $500,000. In addition to his base salary, Mr. Reilly is entitled to receive the following: (i) a guaranteed lump sum payment of $250,000 if he remains an employee of the Corporation until April 30, 1996;
(ii) 30,000 shares of the Corporation's Common Stock pursuant to the terms of the Restricted Stock Plan; (iii) an option to purchase 500,000 shares of the Corporation's Class A Common Stock pursuant to the Stock Option Plan, at an option price equal to the fair market value of such stock determined under the plan, exercisable not later than the seventh anniversary of the date of issuance. In addition, the Executive Agreement entitles Mr. Reilly to participate in the Corporation's regular bonus and benefit plans for senior executives. In the event of Mr. Reilly's death or disability (as defined), Mr. Reilly's employment shall be deemed to have terminated, except that the Corporation will pay a pro rata portion of any guaranteed payment or bonus otherwise payable. If the Corporation terminates Mr. Reilly's employment without good cause (as defined), then the Corporation must pay Mr. Reilly's base salary for the greater of
(i) two years or (ii) the remainder of the term of the Executive Agreement. The Executive Agreement terminates on January 1, 1998, and will be automatically extended for successive one-year periods unless the Corporation or Mr. Reilly gives notice of termination.

     The Corporation entered into a management agreement dated April 28, 1995 (the "Management Agreement") with Luther A. Harthun. The Management Agreement, as amended on January 31, 1996, provides for Mr. Harthun's continued employment until July 3, 1996 (unless mutually extended or terminated) as Senior Vice
President   Legal and Secretary of the Corporation, at his
current base salary on April 28, 1995 and a guaranteed bonus to be paid in 1996 of $80,000. If Mr. Harthun's employment is terminated due to his retirement or death, his benefits will be determined in accordance with the Corporation's other retirement and benefit plans as in effect on the date of the Management Agreement. In the event Mr. Harthun becomes disabled, the Corporation may terminate his employment but will be obligated to pay Mr. Harthun his base salary and guaranteed bonus as if Mr. Harthun had remained a full time employee and retired on July 3, 1996. Such payments will be in lieu of the payments due Mr. Harthun prior to July 3, 1996 pursuant to the Corporation's SEBP. If Mr. Harthun voluntarily terminates his employment, he will receive his full base salary through the termination date, and will receive the guaranteed bonus only if such termination is after April 30, 1996. If the Corporation terminates Mr. Harthun's employment other than for cause (as defined), Mr. Harthun can elect to receive, in lieu of any other severance payments which may be due Mr. Harthun, either (i) his base salary and health and life insurance benefits for twenty-four months following the date of such termination or (ii) his salary, guaranteed bonus, retirement and other payments provided in the Management Agreement as if Mr. Harthun had remained a full time employee and retired on July 3, 1996. In addition, the Corporation will continue to be obligated to pay when due all other benefits Mr. Harthun is due under the Corporation's other retirement and benefit plans. If Mr. Harthun retires from the Corporation after May 31, 1996, he will receive those retirement benefits to which he would be entitled under the Corporation's SEBP.

     The Corporation entered into a retention agreement dated March 20, 1996 (the "Management Retention Agreement") with Mr. Harthun that supplements the Management Agreement until May 31, 1997. Unless the Management Retention Agreement is earlier terminated by Mr. Harthun without cause or by the Corporation based on Mr. Harthun's death or disability or for cause (as defined), the Management Retention Agreement grants to Mr. Harthun a continued service bonus, as an incentive for Mr. Harthun to remain an employee of the Corporation, payable on the earlier of (i) the execution of an agreement for a merger, consolidation, sale or divestiture of substantially all of the assets of the Corporation, (ii) the termination by Mr. Harthun of his employment within three months of the Corporation making a significant negative change in the nature or scope of his authorities, powers, functions or duties (the earlier of (i) or (ii) being "Mr. Harthun's Release Date"), or (iii) the execution of an agreement for a merger, consolidation, sale or divestiture of substantially all of the assets of any one of the Interstate Electronics, Snorkel, Scott or Taylor Divisions of the Corporation and a corresponding declaration by the Board of Directors of a dividend payable to stockholders. The continued service bonus provides the right to purchase 2,935 shares of the Corporation's common stock under the Restricted Stock Plan and immediate vesting of all options previously granted to Mr. Harthun pursuant to the Stock Option Plan. On Mr. Harthun's Release Date, if any, Mr. Harthun will be entitled to an additional service bonus consisting of: (a) a lump sum payment or monthly payments in an amount equal to the payments that Mr. Harthun may elect to receive under the Management Agreement if he is terminated without cause, (b) a lump sum payment or monthly payments, in an amount equal to 12 months of the monthly car allowance being received by Mr. Harthun on Mr. Harthun's Release Date, (c) a waiver of the Corporation's right to repurchase shares previously purchased by Mr. Harthun pursuant to the Restricted Stock Plan, (d) any then unpaid installments of bonuses previously awarded to Mr. Harthun pursuant to the Corporation's Compensation Plan for Executives, and (e) such additional bonuses as the Management Development and Compensation Committee of the Board of Directors may award to Mr. Harthun with respect to his 1996 performance and his contribution toward the successful completion of a merger, consolidation or the sale of a part or all of the Corporation.

     The Corporation entered into an employment Agreement dated July 1, 1994 (the "Employment Contract") with Steven L. Siemborski. The Employment Contract provides for Mr. Siemborski's employment as Senior Vice President and Chief Financial Officer of the Corporation, at an annual base salary of $350,000. In addition to his base salary, Mr. Siemborski is entitled to receive: (i) a special $50,000 transition payment

(which was paid in 1994), an incentive bonus of $25,000 for reducing financial consulting fees by fifty percent (50%) during his first four months of employment (which was paid on June 30, 1995) and an additional incentive bonus of $50,000 for reducing such financial consulting fees to zero by June 30, 1995 (which was paid on June 30, 1995) during the first year of the Employment Contract; (ii) the greater of a bonus of $50,000 or the bonus payable to him with respect to the 1995 calendar year under the regular bonus programs of the Corporation during the second year of the Employment Contract (which was paid); and
(iii) a discretionary bonus under the regular bonus programs of the Corporation during the third and fourth years of the Employment Contract. Mr. Siemborski also received the right to purchase 150,000 shares of the Corporation's Common Stock, the class to be determined by the Stock Option Committee, for one dollar ($1.00) per share in four annual increments of 37,500 shares beginning July 1, 1994 (such rights to expire if not exercised by Mr. Siemborski prior to the following November 1st), to participate in other benefit plans provided by the Corporation, and to be reimbursed for all reasonable expenses incurred while performing his duties under the Employment Contract. Further, the Employment Contract provides that in the event Mr. Siemborski's employment is terminated due to death or disability (as defined), Mr. Siemborski (or his successor in interest) would be entitled to the pro rata portion of any bonus which would have been payable during the second, third and fourth years of the Employment Contract and to his stock purchase rights under the Employment Contract. The Employment Contract also provides that in the event Mr. Siemborski's employment is terminated by the Corporation without good cause (as defined) or by Mr. Siemborski for good reason (as defined), Mr. Siemborski would be entitled to his stock purchase rights under the Employment Contract and to severance pay based upon the date of termination of his employment as follows: (i) if employment is terminated during the first year of the Employment Contract, a proportional amount of $400,000 with respect to the year of his termination and $400,000, $350,000 and $350,000 for the succeeding three years; (ii) if employment is terminated during the second year of the Employment Contract, a proportional amount of $400,000 with respect to that year and $350,000 for each of the next succeeding two years; or (iii) if employment is terminated during the third year of the Employment Contract, a proportional amount of $350,000 with respect to that year and $350,000 for the succeeding year.

     The Corporation entered into a management agreement dated February 23, 1995 (the "Officer Agreement") with Keith V. Mabee. The Officer Agreement provides for Mr. Mabee's employment until February 23, 1998, and automatic extensions for successive one year terms thereafter, as Vice President - Corporate Relations of the Corporation. Either the Corporation or Mr. Mabee may terminate the Officer Agreement on February 23, 1998 or at the end of any successive one year term thereafter. If Mr. Mabee's employment is terminated due to his retirement or death, his benefits will be determined in accordance with the Corporation's retirement and benefit plans then in effect in which Mr. Mabee is a participant. In the event Mr. Mabee becomes disabled, the Corporation may terminate his employment, and Mr. Mabee's benefits will be determined in accordance with the Corporation's disability and other applicable plans then in effect. If the Corporation terminates Mr. Mabee's employment other than for cause (as defined), the Corporation will continue to pay Mr. Mabee his monthly base salary then in effect, as well as his life insurance and health care benefits (unless comparable benefits are provided by a subsequent employer), for 24 full calendar months following the date of such termination. In such an event, Mr. Mabee will also be entitled to reimbursement for the cost of outplacement services up to fifteen percent (15%) of his annual base salary. In the event of any termination, the Corporation will be obligated to pay when due all other benefits to which Mr. Mabee has a vested right.

     The Corporation entered into a retention agreement dated March 20, 1996 (the "Officer Retention Agreement") with Mr. Mabee that supplements the Officer Agreement until May 31, 1997.
Unless the Officer Retention Agreement is earlier terminated by Mr. Mabee without cause or by the Corporation based on Mr. Mabee's death or disability or for cause (as defined), the Officer Retention Agreement grants to Mr. Mabee a continued service bonus, as an incentive for Mr. Mabee to remain an employee of the Corporation, payable on the earlier of (i) the execution of an agreement for a merger, consolidation, sale or divestiture of substantially all of the assets of the Corporation, (ii) the termination by Mr. Mabee of his employment within three months of the Corporation making a significant negative change in the nature or scope of his authorities, powers, functions or duties (the earlier of (i) or (ii) being "Mr. Mabee's Release Date"), or (iii) the execution of an agreement for a merger, consolidation, sale or divestiture of substantially all of the assets of any one of the Interstate Electronics, Snorkel, Scott or Taylor Divisions of the Corporation and a corresponding declaration by the Board of Directors of a dividend payable to stockholders. The continued service bonus provides the right to purchase 3,668 shares of the Corporation's common stock under the Restricted Stock Plan and immediate vesting of all options previously granted to Mr. Mabee pursuant to the Stock Option Plan. On Mr. Mabee's Release Date, if any, Mr. Mabee will be entitled to an additional service bonus consisting of: (a) a lump sum payment or monthly payments in an amount equal to 24 full calendar months of Mr. Mabee's salary in effect on Mr. Mabee's Release Date, (b) a lump sum payment or monthly payments, in an amount equal to 12 months of the monthly car allowance being received by Mr. Mabee on Mr. Mabee's Release Date, (c) a waiver of the Corporation's right to repurchase shares previously purchased by Mr. Mabee pursuant to the Restricted Stock Plan, (d) any then unpaid installments of bonuses previously awarded to Mr. Mabee pursuant to the Corporation's Compensation Plan for Executives, and (e) such additional bonuses as the Management Development and Compensation Committee of the Board of Directors may award to Mr. Mabee with respect to his 1996 performance and his contribution toward the successful completion of a merger, consolidation or the sale of a part or all of the Corporation.

     In May 1989, all corporate officers and corporate level department heads who reported to the CEO of the Corporation entered into severance agreements (the "Severance Agreements") with the Corporation which become effective in the event of a change of control of the Corporation (as defined). Mr. Harthun is the only officer who entered into such an agreement who is still an employee of the Corporation. The Severance Agreements provide compensation in the event that within 3 years of such change of control the executive is terminated other than for cause (as defined) or such employment terminates because the executive's duties, title, compensation, employee benefits or place of employment are adversely changed. In addition, if the executive terminates his employment during a period of 30 days following the end of 6 months after a change of control, the executive is entitled to severance compensation. Upon termination of employment where severance compensation is payable under the Severance Agreements, the executive is entitled to receive a payment comprised of 2 times his highest annual base salary, discretionary bonus and formula-based bonus awards through the date of his termination of employment, together with payments relating to the fair market value of any restricted stock forfeited by such executive pursuant to the terms of the related restricted stock purchase plan, all amounts payable which had previously been deferred on such executive's behalf and amounts provided under the Corporation's compensation or retirement plans to the extent such executive participated in such plan or plans at the time of such change of control. These payments are subject to reduction to the extent necessary to keep the aggregate amount of such severance compensation within the limits imposed by Section 280G of the Internal Revenue Code.

      COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Management Development-Compensation and Nominating Committee of the Board of Directors consists of Harrison Nesbit, II (Chairman), Fred J. Brinkman, Alfred V. Gangnes, F. Rush McKnight, John P. Reilly (ex-officio and non-voting), A.A. Sommer, Jr. and Walter M. Vannoy. During 1995, the same individuals and Dale S. Coenen served on that Committee. Mr. Reilly became CEO of the Corporation on January 3, 1995, President of the Corporation on February 1, 1995 and Chairman of the Board of Directors of the Corporation on May 16, 1995. Until January 3, 1995, Mr. Vannoy was CEO of the Corporation, and until May 16, 1995, he was Chairman of the Board of Directors.

     The Stock Option Committee of the Board of Directors
currently consists of A. A. Sommer, Jr. (Chairman), Fred J.
Brinkman and Harrison Nesbit, II.   During 1995, the same
individuals and Dale S. Coenen served on that Committee.

     On October 30, 1995, Trans-Industries, Inc., whose President and Chairman of the Board at the time was Dale S. Coenen, a director of the Corporation until the Corporation's annual meeting on October 17, 1995 and a shareholder of Trans-Industries, repurchased $1,000,000 of 10% Convertible Subordinated Debentures, due October 30, 2001, sold by Trans-Industries, Inc. to the Corporation on October 30, 1991 for the face amount plus accrued interest. The debentures provided for prepayment without premium of $142,857 per year commencing in 1995 and additional optional prepayments at declining premiums over the same period. The debentures were convertible at any time at the option of the Corporation into common stock of Trans-Industries at $2.00 per share. The common stock of Trans-Industries is publicly traded in the over-the-counter market.


Item 12.  Security Ownership of Certain Beneficial Owners and
Management

                        PRINCIPAL STOCKHOLDERS

     The stockholders named in the following table are those which are known to the Corporation to be the beneficial owners of five percent (5%) or more of the Corporation's Class A Common Stock or Class B Common Stock. Unless otherwise indicated, the information is as of April 10, 1996. For purposes of this table, and as used elsewhere in this Form 10-K, the term "beneficial owner" means any person who, directly or indirectly, has or shares the power to vote, or to direct the voting of, a security or the power to dispose, or to direct the disposition of, a security. Except as otherwise indicated, the Corporation believes that each individual owner listed below exercises sole voting and dispositive power over his or its shares.

                                                        Amount and
                                                         Nature of
                           Name and Address of           Beneficial  Percent
 Title of Class             Beneficial Owner              Ownership  of Class

Class A Common Stock  NewSouth Capital Management, Inc.
                      1000 Ridgeway Loop Road, Suite 233
                      Memphis, TN  38120                 1,827,991(1)   13.4%

Class A Common Stock  The Capital Group Companies, Inc.
                      333 South Hope Street
                      Los Angeles, CA  90071             1,210,500(2)    8.9%

Class A Common Stock  The Prudential Insurance Company of
                      America
                      Prudential Plaza
                      Newark, NJ  07102-3777             1,037,400(3)    7.6%

Class A Common Stock  Wilmington Trust Corporation
                      1100 North Market Street
                      Wilmington, DE  19890                763,882(4)    5.6%

Class A Common Stock  Wellington Management Company
                      75 State Street
                      Boston, MA  02109                    690,100(5)    5.0%

Class B Common Stock  The Figgie Family Group
                      37001 Shaker Boulevard
                      Hunting Valley, OH  44022            968,888(6)   20.5%

Class B Common Stock  Mentor Partners LP
                      500 Park Avenue
                      New York, NY  10022                  433,300(7)    9.2%


(1) This amount, as reflected in a report on Schedule 13G dated February 13, 1996 and as of December 31, 1995, consists of 1,737,991 shares as to which the reporting person claims sole voting power, 90,000 shares as to which the reporting person claims shared voting power and 1,827,991 shares as to which the reporting person claims sole dispositive power. The reporting person does not claim any shared dispositive power.

(2) This amount, as reflected in a report on Schedule 13G dated February 9, 1996 and as of December 31, 1995, filed jointly by The Capital Group Companies, Inc. ("CGC") and Capital Guardian Trust Company ("CGTC"), consists of 1,152,500 shares as to which CGC and CGTC claim sole voting power and 1,210,500 shares as to which CGC and CGTC claim sole dispositive power. The reporting persons do not claim any shared voting power or shared dispositive power.

(3) This amount, as reflected in a report on Schedule 13G dated February 13, 1996 and as of December 31, 1995, consists of 791,000 shares as to which the reporting person claims sole voting power, 243,400 shares as to which the reporting person claims shared voting power, 791,000 shares as to which the reporting person claims sole dispositive power and 246,400 shares as to which the reporting person claims shared dispositive power.

(4) This amount, as reflected in a report on Schedule 13G dated February 13, 1996 and as of December 31, 1995, filed by Wilmington Trust Corporation ("WT Corporation") and Wilmington Trust Company ("WT Company") consists of 7,497 shares as to which WT Corporation and WT Company claim sole voting and dispositive power and 756,385 shares as to which WT Corporation and WT Company claim shared voting and dispositive power.

(5) This amount, as reflected in a report on Schedule 13G dated January 29, 1996 and as of December 31, 1995, consists of 370,500 shares as to which the reporting person claims shared voting power and 690,100 shared as to which the reporting person claims shared dispositive power. The reporting person does not claim any sole voting power or sole dispositive power.

(6) This amount, as reflected in a report on Schedule 13D/A dated December 5, 1995, filed by Harry E. Figgie, Jr., Nancy F. Figgie, Harry E. Figgie, III, Mark P. Figgie, Matthew P. Figgie, The Figgie Family Foundation and The Clarke-Reliance Corporation, as a group, consists of 609,534 shares as to which Harry E. Figgie, Jr. claims sole voting and dispositive power, 57,881 shares, as to which Nancy F. Figgie claims sole voting and dispositive power, 105,995 shares as to which Harry E. Figgie, III claims sole voting and dispositive power, 58,189 shares as to which Mark P. Figgie claims sole voting and dispositive power, 613 shares as to which Matthew P. Figgie claims sole voting and dispositive power, 2,112 shares as to which The Figgie Family Foundation claims sole voting and dispositive power and as to which Harry E. Figgie, Jr. claims shared voting and dispositive power and 134,564 shares as to which The Clarke-Reliance Corporation claims sole voting and dispositive power. Except as indicated, the reporting persons do not claim any shared voting power or shared dispositive power. The members of the Figgie Family Group filed a report on Schedule 13D/A with the SEC on September 11, 1995 to report their formation of a "group" for the purpose of disposing of their investment in the Corporation.

(7) This amount, as reflected in a report on Schedule 13G dated December 27, 1995 and as of December 31, 1995, consists of 433,300 shares as to which the reporting person claims sole voting and dispositive power. The reporting person does not claim any shared voting power or shared dispositive power.

       STOCK OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS

The following table and notes thereto set forth information, as of March 31, 1996, with respect to the beneficial ownership of shares of Class A and Class B Common Stock by each Director, each Named Executive Officer and, as a group, by the Directors and Executive Officers of the Corporation, based upon information furnished to the Corporation by such persons.

                                             Amount of Beneficial
                                         Ownership as of March 31,
                                                  1996(1)
                                Class A     Percentage  Class B    Percentage
 Name of Beneficial Owner     Common Stock  of Class  Common Stock   of Class

Fred J. Brinkman                      500             *     3,600          *
Alfred V. Gangnes                  22,371(2)          *    12,504(2)       *
John S. Lanahan                       358             *     6,536          *
F. Rush McKnight                    1,315(3)          *     6,503(3)       *
Harrison Nesbit, II                 1,005(4)          *     6,562(4)       *
John P. Reilly                    230,304(5)(6)    1.7%       281(5)       *
Steven L. Siemborski               75,417(5)          *       526(5)       *
A. A. Sommer, Jr.                   2,250             *     7,750          *
Walter M. Vannoy                   98,392(5)          *    23,605(5)       *
L. A. Harthun                      23,613(5)(7)       *       611(5)       *
Keith V. Mabee                     13,417(5)(8)       *       732(5)       *
All Directors and Executive
 Officers as a Group (11 persons) 468,942(5)      3.4%    69,210(5)     1.5%


 *   Less than one percent (1%).

 (1) Except as otherwise indicated in footnotes (2), (5), and (6) and as limited by the terms of applicable restricted stock plans, each Director or Executive Officer owning shares listed or included in this table exercises sole voting and dispositive power over such shares. The shares shown include 210,667 shares of Class A Common Stock with respect to which certain Executive Officers have a right to acquire beneficial ownership within sixty (60) days.

 (2) Mr. Gangnes shares voting and dispositive power with respect to 22,371 shares of Class A Common Stock and 12,504 shares of Class B Common Stock with his wife.

 (3) These amounts do not include 575 shares of Class A Common
Stock and 575 shares of Class B Common Stock owned by Mr.
McKnight's wife.

 (4) These amounts do not include 2,405 shares of Class A Common
Stock and 47 shares of Class B Common Stock owned by Mr. Nesbit's wife.

 (5) These amounts include shares of Class A and Class B Common Stock held by the Figgie International Inc. Stock Ownership Trust and Plan (the "ESOP") and the ESOP for Salaried Employees which are subject to certain pass-through voting and tendering rights. Participants in those plans are entitled to instruct the trustee of the plans (the "Trustee"), on a confidential basis, on how to vote and how to respond to a tender or exchange offer for shares allocated to their accounts and on how to vote and how to respond to a tender or exchange offer for certain of the unallocated shares. Under the trust agreement, as amended in November 1994, allocated and unallocated shares for which no instructions are received can be voted or tendered by the Trustee. Each active participant is entitled to instruct the Trustee as to the voting or tendering of a portion of the unallocated shares in the proportion that his prior year's compensation (subject to a maximum amount of compensation) bears to the prior year's compensation of all active participants. The numbers of shares of Class A and Class B Common Stock held by the ESOP for Salaried Employees and the ESOP which have been allocated to the Named Executive Officers, Mr. Vannoy and all Executive Officers and

Directors as a group, including estimates of the numbers of shares to be allocated as of December 31, 1995, are as follows:
(1) allocated shares in the ESOP for Salaried Employees: Mr. Reilly -- 221 shares of Class A Common Stock and 70 shares of Class B Common Stock; Mr. Siemborski -- 334 shares of Class A Common Stock and 109 shares of Class B Common Stock; Mr. Harthun
- -- 250 shares of Class A Common Stock and 89 shares of Class B Common Stock; Mr. Mabee -- 442 shares of Class A Common Stock and 150 shares of Class B Common Stock; Mr. Vannoy -- 415 shares of Class A Common Stock and 138 shares of Class B Common Stock; and all Executive Officers and Directors as a group -- 1,662 shares of Class A Common Stock and 556 shares of Class B Common Stock; and (2) allocated shares in the ESOP: Mr. Siemborski -- 206 shares of Class B Common Stock; Mr. Harthun -- 311 shares of Class B Common Stock; Mr. Mabee -- 371 shares of Class B Common Stock; Mr. Vannoy -- 353 shares of Class B Common Stock; and all Executive Officers and Directors as a group -- 1,241 shares of Class B Common Stock. The numbers of shares of Class A and Class B Common Stock held by the ESOP for Salaried Employees and the ESOP which have not been allocated and are reflected in the table above as beneficially owned by the Named Executive Officers, Mr. Vannoy and all Executive Officers and Directors as a group are as follows: (1) unallocated shares in the ESOP for Salaried
Employees: Mr. Reilly -- 83 shares of Class A Common Stock and 211 shares of Class B Common Stock; Mr. Siemborski -- 83 shares of Class A Common Stock and 211 shares of Class B Common Stock; Mr. Harthun -- 83 shares of Class A Common Stock and 211 shares of Class B Common Stock; Mr. Mabee -- 83 shares of Class A Common Stock and 211 shares of Class B Common Stock; Mr. Vannoy -- 83 shares of Class A Common Stock and 211 shares of Class B Common Stock; and all Executive Officers and Directors as a group -- 415 shares of Class A Common Stock and 1,055 shares of Class B Common Stock; and (2) no unallocated shares in the ESOP.

 (6) This amount includes 200,000 shares that may be acquired within sixty (60) days by exercising a stock option.

 (7) This amount includes 5,667 shares that may be acquired within sixty (60) days by exercising a stock option.

 (8) This amount includes 5,000 shares that may be acquired within sixty (60) days by exercising a stock option.

Item 13.  Certain Relationships and Related Transactions

                           CERTAIN TRANSACTIONS


     Mr. McKnight, a member of the Board of Directors, is a partner in the law firm of Calfee, Halter & Griswold which performs legal services for the Corporation. For services rendered during 1995, the Corporation paid Calfee, Halter &
Griswold $2,646,891.

     Certain transactions or relationships relating to the Corporation are described under the caption "Compensation
Committee Interlocks and Insider Participation" in Item 11.

     The Corporation entered into an employment agreement dated October 28, 1994 (the "Agreement") with Walter M. Vannoy. The Agreement provides for Mr. Vannoy's employment as Vice-Chairman of the Board of Directors between February 16, 1994 and May 18, 1994, as CEO from May 18, 1994 until such time as a new CEO is duly elected and takes office (the "New CEO Start Date"), and as Chairman of the Board from May 18, 1994 until a new Chairman is named. Mr. Vannoy's annual base salary under the Agreement is $400,000. In addition to his base salary, Mr. Vannoy is entitled to receive a discretionary bonus under the regular bonus programs of the Corporation, to participate in other benefit plans provided by the Corporation, and to be reimbursed for all reasonable expenses incurred while performing his duties under the Agreement. In accordance with the Agreement, the 115,497 shares of restricted stock granted to Mr. Vannoy under the 1993 Restricted Stock Purchase Plan For Employees are subject to repurchase by the Corporation upon termination of Mr. Vannoy's employment with the Corporation pursuant to the provisions of the Restricted Stock Plan relating to repurchases from retirees. Further, the Agreement provides that in the event Mr. Vannoy's employment is terminated due to death or disability (as defined), by the Corporation without good cause (as defined), or by Mr. Vannoy for good reason (as defined), Mr. Vannoy (or his successor in interest) would be entitled to a pro rata portion of any bonus payable to Mr. Vannoy under the Agreement and the base salary that Mr. Vannoy would have otherwise received as follows: (i) if employment is terminated prior to the 90th day following the New CEO Start Date, for the number of days subsequent to his termination of employment which is equal to the number of days between February 16, 1994 and his date of termination of employment; or (ii) if terminated after the 90th day following the New CEO Start Date, for the number of days between his date of termination of employment and such date which represents the number of days after the 90th day following the New CEO Start Date as will equal the number of days between February 16, 1994 and the 90th day following the New CEO Start Date (the "Separation Day"). The Agreement provides that upon completion of his term of employment under the Agreement until the Separation Day, Mr. Vannoy will continue to serve the Corporation on a part-time basis with such title, if any, as the Board of Directors deems appropriate.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned,thereunto duly authorized.

                              FIGGIE INTERNATIONAL INC.
                              (Registrant)


Date:     April 29, 1996           By:    /s/ L.A. Harthun

                                   L. A. Harthun
                                   Senior Vice President-Legal
                                   and Secretary