Form 10-Q
period 1996-03-31
FIGGIE INTERNATIONAL INC /DE/
filed 1996-05-06
CIK 720032

              SECURITIES AND EXCHANGE COMMISSION
                       Washington D.C.

                          FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES ACT OF 1934


  For the quarter ended   March 31, 1996     Commission file number  1-8591



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


  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.


          Class                         Outstanding as of April 8, 1996

  Class A Common Stock, par value $.10 per share           13,673,230
  Class B Common Stock, par value $.10 per share            4,724,193
                                                           18,397,423

                  FIGGIE INTERNATIONAL INC.


  TABLE OF CONTENTS



   PART I.  FINANCIAL INFORMATION. . . . . . . . . . . . . .3
     CONSOLIDATED STATEMENTS OF INCOME
     FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995     3

     CONSOLIDATED BALANCE SHEETS
     MARCH 31, 1996 AND DECEMBER 31, 1995                   4

     CONSOLIDATED STATEMENTS OF CASH FLOWS
     FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995     6

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS             7
           Summary of Significant Accounting Policies       7
           Receivables                                      8
           Inventories                                      8
           Divestitures and Net Assets Related to
            Discontinued Operations                         9
           Income Taxes                                    10
           Credit Facility                                 11
           Long-Term Debt                                  11
           Capital Stock                                   12
           Leases                                          12
           Contingent Liabilities                          13

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS         14

          Results of Operations Summary                    14
          Interstate Electronics Corporation               15
          Scott/Taylor Environmental                       16
          Snorkel                                          17
          Corporate and Unallocated Costs and Expenses     18
          Financial Position and Liquidity                 19

   PART II.  OTHER INFORMATION . . . . . . . . . . . . . . 20

   SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . 21

   EXHIBIT INDEX . . . . . . . . . . . . . . . . . . . . . 22

PART I.  FINANCIAL INFORMATION


                  FIGGIE INTERNATIONAL INC.
              CONSOLIDATED STATEMENTS OF INCOME
      FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
            (in thousands, except per share data)
                         (Unaudited)



                                                      1996       1995

  Net Sales                                         $101,177   $ 85,266
    Cost of Sales                                     74,162     63,013

  Gross Profit on Sales                               27,015     22,253

  Operating Expenses:
    Selling, General and Administrative               14,013     13,830
    Research and Development                           3,210      3,510

  Total Operating Expenses                            17,223     17,340

  Operating Income                                     9,792      4,913

  Other Expense (Income):
     Refinancing Costs                                   218      4,522
     Interest Expense                                  5,149      9,074
     Interest Income                                    (211)      (844)
     Other, Net                                          430        199

  Income (Loss) before Income Taxes                    4,206     (8,038)

  Income Taxes                                             -          -

  Net Income (Loss)                                 $  4,206   $ (8,038)

  Weighted Average Shares                             18,791     18,092


  Per Share Data

  Net Income (Loss)                                 $    .22   $  (0.44)






  See Notes to Consolidated Financial Statements.

                  FIGGIE INTERNATIONAL INC.
                 CONSOLIDATED BALANCE SHEETS
             MARCH 31, 1996 AND DECEMBER 31, 1995
                        (in thousands)


                                                   March 31,   Dec. 31,
                                                     1996       1995
                                                 (Unaudited)
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents                         $  23,159  $  25,583
Restricted Cash                                         219        273
Trade Accounts Receivable, less Allowance
 for Uncollectible Accounts of $346 in 1996
 and $373 in 1995                                    64,567     56,668
Inventories                                          49,875     46,458
Prepaid Expenses                                      2,611      1,537
Recoverable Income Taxes                             12,495     12,495
Net Assets Related to Discontinued Operations        24,003     35,864
   Total Current Assets                             176,929    178,878

PROPERTY, PLANT AND EQUIPMENT
Land and Land Improvements                           52,676     52,633
Buildings and Leasehold Improvements                 39,431     39,822
Machinery and Equipment                              53,427     51,205
                                                    145,534    143,660
Accumulated Depreciation                            (53,135)   (52,935)
                                                     92,399     90,725
Property under Capital Leases, less
 Accumulated Depreciation of $397
 in 1996 and $377 in 1995                               322        342
   Net Property, Plant and Equipment                 92,721     91,067

OTHER ASSETS
Deferred Divestiture Proceeds, Net                   28,014     33,935
Prepaid Pension Costs                                 9,892      9,892
Prepaid Rent on Leased Equipment                      6,814     17,075
Intangible Assets                                    19,250     19,447
Investments                                           7,649      1,029
Cash Surrender Value of Insurance Policies            6,817      8,748
Prepaid Finance Costs                                 4,331      4,436
Other                                                 3,555      2,972
   Total Other Assets                                86,322     97,534

Total Assets                                      $ 355,972  $ 367,479

                     FIGGIE INTERNATIONAL INC.
                    CONSOLIDATED BALANCE SHEETS
               MARCH 31, 1996 AND DECEMBER 31, 1995
                 (in thousands, except par value)


                                                   March 31,   Dec. 31,
                                                     1996       1995
                                                 (Unaudited)
LIABILITIES

CURRENT LIABILITIES
Accounts Payable                                  $  28,462  $  30,512
Accrued Insurance Reserves                           11,079     11,113
Accrued Compensation                                  7,160      8,322
Accrued Interest                                      9,088      5,097
Accrued Environmental Reserves                        4,414      4,754
Accrued Liabilities and Expenses                     12,049      9,243
Current Maturities of Long-Term Debt                  3,661     19,373
   Total Current Liabilities                         75,913     88,414

Long-Term Debt                                      194,424    194,955
Other Non-Current Liabilities                        31,125     34,517
  Total Liabilities                                 301,462    317,886



STOCKHOLDERS' EQUITY

Preferred Stock, $1.00 Par Value;
   Authorized, 3,217 Shares;
   Issued and Outstanding, None                           -          -
Class A Common Stock, $.10 Par Value;                 1,367      1,365
   Authorized, 18,000 Shares;
   Issued and Outstanding
   1996 - 13,668; 1995 - 13,651
Class B Common Stock, $.10 Par Value;                   472        472
   Authorized, 18,000 Shares;
   Issued and Outstanding
   1996 - 4,718; 1995 - 4,718
Capital Surplus                                     109,238    109,046
Accumulated Deficit                                 (55,802)   (60,008)
Unearned Compensation                                (1,364)    (1,340)
Cumulative Translation Adjustment                       599         58
  Total Stockholders' Equity                         54,510     49,593

Total Liabilities and Stockholders' Equity        $ 355,972  $ 367,479


See Notes to Consolidated Financial Statements.

                      FIGGIE INTERNATIONAL INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                            (in thousands)
                             (Unaudited)

                                                             1996     1995
Operating Activities:
  Net Income (Loss)                                      $   4,206 $ (8,038)
  Adjustments to Reconcile Net Income (Loss) to Net
   Cash Provided (Used) by Operating Activities
    Depreciation and Amortization                            1,739    1,778
    Amortization of Unearned Compensation                      140      231
   Other, Net                                                  585      634
   Changes in Operating Assets and Liabilities
    Accounts Receivable                                     (7,899)     917
    Inventories                                             (3,417)  (3,830)
    Prepaid Items                                           (1,074)   3,549
    Other Assets                                               586    3,314
    Accounts Payable                                        (2,050)  (3,571)
    Accrued Liabilities and Expenses                         4,600    9,784
    Accrued Income Taxes                                         -   13,354
    Other Liabilities                                       (2,731)  (1,956)

    Net Cash (Used) Provided by Operating Activities        (5,315)  16,166

Investing Activities:
  Capital Expenditures for Continuing Operations            (1,560)  (2,346)
  Capital Expenditures for Discontinued Operations               -  (11,084)
  Proceeds from Sale of Property, Plant and Equipment          727    2,546
  Proceeds from Business Divestitures                       19,883   46,916
  Purchases of Securities by Insurance Subs.                     -     (293)

Net Cash Provided by Investing Activities                   19,050   35,739

Financing Activities:
  Principal Payments on Debt                               (16,243) (41,183)
  Common Stock Transactions, Net                                30      (86)

Net Cash (Used) by Financing Activities                    (16,213) (41,269)

Net (Decrease) Increase in Cash and Cash Equivalents        (2,478)  10,636

Cash and Cash Equivalents at Beginning of Year              25,856   68,300

Cash and Cash Equivalents at End of Period               $  23,378 $ 78,936

- - Continuing Operations - Unrestricted                   $  23,159 $ 30,154
- - Continuing Operations - Restricted                     $     219 $ 25,302
- - Discontinued Operations                                $       - $ 23,480


See Notes to Consolidated Financial Statements.

          FIGGIE INTERNATIONAL INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




  The financial information included herein has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and properly reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to present a fair statement of the financial results of operations for the periods covered by this report. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the entire year.



  (1)  Summary of Significant Accounting Policies:


  The financial statements for the three months ended March 31, 1996 and 1995 have been prepared in accordance with the accounting policies described in
  Note 1 of the Notes to Consolidated Financial Statements appearing in Figgie International Inc.'s 1995 Form 10-K.


  NEW ACCOUNTING PRONOUNCEMENTS. In 1995, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") numbers 121 and 123. SFAS 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangible assets to be disposed of. The Company's adoption of SFAS 121, effective January 1, 1996, had no effect on the results of operations, financial position or cash flow. SFAS 123 establishes a fair value method for accounting for stock-based employee compensation plans either through recognition or disclosure. The Company will adopt the disclosure requirement of SFAS 123 in the 1996 annual financial statements. This adoption will not impact the Company's results of operations, financial position or cash flow.

  (2)  Receivables:

  Receivables consist of the following components (in thousands):

                                             3/31/96       12/31/95
      U.S. Government
        Billed                               $10,560        $11,604
        Unbilled                              21,822         16,713
                                              32,382         28,317
      Commercial
        Billed                                32,531         28,724
        Allowance for Uncollectible Accounts    (346)          (373)
                                             $64,567        $56,668



  U.S. Government receivables include amounts derived from contracts on which the Company performs on a prime contractor or subcontractor basis. Unbilled receivables represent the difference between revenue recognized on a percentage of completion basis for financial accounting and reporting purposes and amounts permitted to be billed to customers under contract terms. These amounts will be billed in subsequent periods based on provisions of the agreements.


  (3)  Inventories:

    Inventories are summarized as follows (in thousands):

                                             3/31/96        12/31/95
    Manufacturing Inventories
      Raw Materials                          $21,472         $21,425
      Work in Process                         12,748          13,433
      Finished Goods                          17,959          13,195
      Inventory Reserves                      (2,304)         (1,595)
      Total Manufacturing Inventories        $49,875         $46,458

  (4)  Divestitures and Net Assets Related to Discontinued Operations:

  During the first quarter of 1996, the Company sold Interstate Engineering and auctioned off idle equipment. As part of the consideration for Interstate Engineering, the Company received a $6.0 million class AA limited partnership interest in the purchaser. The terms of the partnership agreement require a repayment of the $6.0 million interest on or before February 28, 2006 and 9% annual interest. The class AA limited partnership interest is presented within the caption "Investments".

  Since the beginning of 1994, the Company has sold twenty-three of the twenty-four businesses held for sale. The contracts under which the businesses were divested included representations and warranties, covenants and indemnification provisions made (a) by the Company to purchasers of the businesses and (b) by purchasers of businesses to the Company. Each transaction has contract terms specific to that transaction. The extent of representations and warranties made ranged from those qualified by time, knowledge, and dollar materiality to those representations and warranties which are unqualified. Covenants require the Company to act, or prevent the Company from acting, in a variety of ways, such as not competing with the purchasers of a business. Covenants also require the purchasers to act, or prevent them from acting, in a variety of ways. The duration of covenants range from those effective for a specified period of time to those which are indefinite.

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

  Net assets related to discontinued operations consist primarily of accounts receivable, inventory and property, plant and equipment, net of liabilities related to discontinued businesses. As of March 31, 1996, the amount of $24 million represents the net assets of Hartman Electrical, a division of the Company, approximately 175 installation contracts in process of completion from the "Automatic" Sprinkler business, oil and gas interests in Illinois, and former facilities and specialized machinery and equipment of discontinued business units.

  The amounts recorded as deferred divestiture proceeds and net assets related to discontinued operations are managements' best estimates of the amounts expected to be realized. The amounts the Company will ultimately realize could differ materially from the amounts recorded. The Company has a reserve of $18.0 million against these assets, which is presented as a deduction from deferred divestiture proceeds.



  (5) Income Taxes:

  As of December 31, 1995, the Company had $49.2 million of tax carryforward attributes in excess of current and net deferred tax liabilities. These excess attributes were not recognized in the financial statements as of December 31, 1995. For the three-month period ended March 31, 1996, income taxes of approximately $1.6 million at the statutory rates would have been provided; however, no income tax provision was recorded as the Company recognized $1.6 million of the excess tax attributes to offset them.

  (6)  Credit Facility:

  The Company has a $75 million, three-year revolving credit loan and letter of credit facility ("Credit Agreement"). Within the Credit Agreement, the Company can issue up to $60 million in letters of credit. Borrowings are available up to the lesser of $75 million or a borrowing base which is tied to eligible receivables, inventory and machinery and equipment, less outstanding letters of credit.

  As of March 31, 1996, $28.3 million of letters of credit were outstanding under the facility and no borrowings were outstanding ($25.0 million was available).

  The facility is secured by certain accounts receivable, inventory, machinery and equipment and intangibles. The facility contains various affirmative and negative covenants, including restrictions on dividends and certain financial covenants, all of which have been met. The facility expires on January 1, 1999.



  (7)  Long-Term Debt:

  Total debt consists of the following (in thousands):

                                                  3/31/96      12/31/95
  Long-Term Debt:
   9.875% Senior Notes due October 1, 1999       $174,000      $174,000
   10.375% Debentures due April 1, 1998             8,000         8,000
   Mortgage Notes                                  14,316        30,301
   Obligations under Capital Lease                  1,769         2,027
     Total                                        198,085       214,328

   Less - Current Maturities                       (3,661)      (19,373)

   Long-Term Debt                                $194,424      $194,955


  Mortgage notes are secured by real property, are due at various dates through 2009 and bear interest at rates ranging from 7.5% to 10.52%. During the quarter ended March 31, 1996, $15.7 million of the 10.52% mortgage notes were paid-off.

  (8) Capital Stock:

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

  Earnings per share for the quarters ended March 31, 1996 and 1995 were calculated using the following share data. Primary weighted-average shares were used in 1995 as fully diluted shares would have been anti-dilutive.

                                                          (in thousands)
                                                         1996         1995
    Primary Weighted-Average Number of Shares:
    Allocated Shares                                    18,389       18,005
    Common Stock Equivalents of Stock Options              324           87
    Primary Weighted-Average                            18,713       18,092

    Fully Diluted Weighted-Average Number of Shares:
    Unallocated ESOP shares
       1995                                                             196
       1996                                                             196
    Common Stock Equivalents                                78           83
    Fully Diluted Weighted-Average                      18,791       18,567


  (9)  Leases:

  The Company leases manufacturing equipment under operating leases. The changes in rental commitments under operating leases during the quarter are as follows (in millions):
                                         Discontinued  Continuing
                                          Operations   Operations      Total
    Rental commitments at
      December 31, 1995                      $ 16.1     $ 27.4        $ 43.5
    Rental payments to lessors                 (1.2)      (1.8)         (3.0)
    Use of prepaid rent asset to
      buy out equipment at
      lease-stipulated values                  (6.5)      (3.8)        (10.3)
    Rental commitments at
      March 31, 1996                         $  8.4     $ 21.8        $ 30.2


  Leased machinery and equipment that was not sold with divested business units was auctioned on January 23, 1996. A substantial portion of the Company's buy out of the lease was funded by application of the prepaid rent asset. For equipment not sold at the auction, the Company will satisfy the rental payments through its internal funds until such equipment is sold, subleased or assigned.

  (10)  Contingent Liabilities:

  In a class action suit filed on April 18, 1994 in the U.S. District Court for the Northern District of Ohio against the Company and two former officers and directors, the plaintiff stockholder alleged that the defendants disseminated false and misleading information to the investing public concerning the Company's business, management, financial condition, and future prospects in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. A separate class action suit was filed by another stockholder on May 11, 1994, in the same court against the Company and certain former and present officers and directors setting forth similar allegations. Both suits sought monetary damages and costs and were consolidated into one case. The parties subsequently entered into a formal settlement agreement which is described in a notice dated April 22, 1996 sent to the members of the affected stockholder class. Such stockholders will be afforded an opportunity to object to the settlement. The terms of the settlement will thereafter be subject to final court approval. The Company has established an appropriate accrual for this matter.

  On December 19, 1994 the Company, its subsidiary Figgie Properties Inc.
  and the Richard E. Jacobs Group filed an action in the Common Pleas Court of Cuyahoga County, Ohio against the City of Cleveland seeking specific performance of a 1989 Master Development Agreement pertaining to a proposed real estate project known as Chagrin Highlands. The Company's complaint also seeks a declaratory judgment that the Master Development Agreement is in full force and effect and asks for an injunction preventing the City from interfering with the rights of the plaintiffs under that Agreement as well as compensatory damages in the amount of $100 million. The City of Cleveland filed a motion to dismiss the Company's complaint. On May 1, 1995, the Court denied the City's motion to dismiss the complaint and granted its motion to dismiss the Jacobs Group as a party plaintiff. On January 24, 1996, the Court denied the City's motion for summary judgment and granted the Company's motion for summary judgment with respect to several counts of a counterclaim filed by the City. On May 1, 1996, the parties reached agreement on the general terms of a settlement and the litigation was dismissed without prejudice.

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS


  Results of Operations Summary

                                        1st Qtr     1st Qtr
  (in thousands)                         1996        1995      96 vs  95

  Net Sales                           $101,177    $ 85,266     $ 15,911
   Cost of Sales                        74,162      63,013       11,149
  Gross Profit on Sales                 27,015      22,253        4,762
   % of Net Sales                         26.7%       26.1%
  Operating Expenses:
   Selling, General & Admin.            14,013      13,830          183
   Research and Development              3,210       3,510         (300)
  Total Operating Expenses              17,223      17,340         (117)
  Operating Income (Loss)             $  9,792    $  4,913      $ 4,879
    % of Net Sales                         9.7%        5.8%


  For the first quarter of 1996, Net Sales increased $15.9 million, or 19%, to $101.2 million from net sales of $85.3 million for the same period in 1995. Sales increased 38% at Snorkel and 23% at the Scott/Taylor segment.

  Gross Profit for the quarter ended March 31 improved $4.8 million to $27.0 million and represented 26.7% of net sales as compared to 26.1% in 1995.

  Selling, General and Administrative expenses remained constant in dollars but decreased as a percentage of net sales. For the quarter, selling, general and administrative expenses were 13.8% in 1996, compared to 16.2% in 1995.

  Operating Income amounted to $9.8 million in 1996, as compared to operating income of $4.9 million in 1995.


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

  The results of operations for Interstate Electronics were as follows:

                                        1st Qtr     1st Qtr
  (in thousands)                         1996        1995      96 vs  95

  Net Sales                           $ 22,447    $ 24,787     $ (2,340)
   Cost of Sales                        15,983      17,888       (1,905)
  Gross Profit on Sales                  6,464       6,899         (435)
   % of Net Sales                         28.8%       27.8%
  Operating Expenses:
   Selling, General & Admin.             3,083       2,677          406
   Research and Development              1,796       2,187         (391)
  Total Operating Expenses               4,879       4,864           15
  Operating Income (Loss)             $  1,585    $  2,035     $   (450)
    % of Net Sales                         7.1%        8.2%

  Discussion of 1996 Compared to 1995:

  Net Sales declined due to continued reductions in U.S. Government defense spending. There were no commercial sales during the periods.

  Gross Margin increased due to productivity improvements in the displays product line, as its gross margin increased 5.6%.

  Selling, General and Administrative expenses are higher due to increased selling and marketing activity for new commercial products, including salaries, advertising, trade shows and travel.

  Research and Development is lower due to the conclusion of the initial product development phase of two major commercial ventures. The 1995 expenses primarily reflect the costs necessary to finalize the products.

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

  Taylor manufactures and sells temperature and environmental measuring and testing devices, such as consumer thermometers, barometers and hygrometers. In addition to use in scientific laboratories, hospitals and universities, these devices are used in heating, ventilation and air conditioning (HVAC), food service and industrial applications.

  The results of operations for Scott/Taylor Environmental were as follows:

                                        1st Qtr     1st Qtr
  (in thousands)                         1996        1995      96 vs  95

  Net Sales                           $ 37,417    $ 30,510      $ 6,907
   Cost of Sales                        25,540      20,565        4,975
  Gross Profit on Sales                 11,877       9,945        1,932
   % of Net Sales                         31.7%       32.6%
  Operating Expenses:
   Selling, General & Admin.             4,180       3,764          416
   Research and Development                702         772          (70)
  Total Operating Expenses               4,882       4,536          346
  Operating Income (Loss)             $  6,995    $  5,409      $ 1,586
    % of Net Sales                        18.7%       17.7%

  Discussion of 1996 Compared to 1995:

  Net Sales increased 23% due to the impact of emergency escape breathing equipment sales to the government ($3.1 million in 1996 compared to $.5 million in 1995), increased demand for the oxygen products by aviation customers and increased demand for breathing apparatus by safety customers.

  Gross Margin is down slightly due to a shift in product mix reflected by increased sales to government and aviation customers.

  Selling, General and Administrative expenses have increased slightly but are lower as a percent of sales when compared to the same period last year.

  Snorkel

  The Snorkel division manufacturers self-propelled aerial work platforms such as telescopic and articulating booms and scissorlifts for use in construction and maintenance activities. Snorkel also fabricates and services booms that are mounted on fire apparatus to deliver large quantities of water from elevated positions.

  The results of operations for Snorkel were as follows:

                                        1st Qtr     1st Qtr
  (in thousands)                         1996        1995      96 vs  95

  Net Sales                           $ 41,313    $ 29,969     $ 11,344
   Cost of Sales                        32,639      24,560        8,079
  Gross Profit on Sales                  8,674       5,409        3,265
   % of Net Sales                         21.0%       18.0%
  Operating Expenses:
   Selling, General & Admin.             2,679       1,850          829
   Research and Development                712         551          161
  Total Operating Expenses               3,391       2,401          990
  Operating Income (Loss)             $  5,283    $  3,008     $  2,275
    % of Net Sales                        12.8%       10.0%

  Discussion of 1996 Compared to 1995:

  Net Sales increased 38% compared to last year due to continued high market demand for aerial work platforms. Domestic sales increased 29%; international sales increased 81%.

  Gross Profit amounts and gross margin percentages improved substantially compared with 1995 due to increased plant throughput and improved purchasing and manufacturing efficiencies in the scissorlift line.

  Selling, General and Administrative expenses increased due to additional selling costs related to the increased sales volume.

  Research and Development expenses increased due to product development expenditures for AWPs and fire service products.

  Corporate and Unallocated Costs and Expenses

  Corporate activity and unallocated costs and expenses were as follows:

                                        1st Qtr     1st Qtr
  (in thousands)                         1996        1995      96 vs  95

  Selling, General & Admin.            $ 4,071     $ 5,539      $(1,468)
  Other Expenses (Income):
    Refinancing Costs                      218       4,522       (4,304)
    Interest Expense                     5,149       9,074       (3,925)
    Interest Income                       (211)       (844)         633
    Other, Net                             430         199          231

  Discussion of 1996 Compared to 1995:

  Selling, General and Administrative expenses are down significantly in 1996. Reflected in these reductions are the impact of the 1995 cutback of corporate staff, a decrease in travel and other expenses associated with divestitures and numerous other cost-cutting measures.

  Refinancing Costs are down significantly because the principal 1995 expenses were for lender fees related to the Override Agreement which was paid-off at the end of 1995. The 1996 costs relate to the $75 million credit facility.

  Interest Expense is down significantly due to significantly lower levels of bank and mortgage debts outstanding.

  The Company has sufficient loss carryforwards and credits to offset all of its U.S. regular and alternative minimum taxes otherwise payable and, accordingly, has recorded no income tax provision.

  Financial Position and Liquidity

  Accounts Receivable at March 31, 1996 are $64.6 million, compared to $56.7 million as of the end of 1995. Increased Snorkel and Scott sales account for the increase.

  Inventories increased by $3.4 million due to work-in-process production and finished goods levels to fill order backlog for Scott and Snorkel customers.

  Operations required $5.3 million, principally for working capital requirements. The proceeds from divestitures and asset sales generated $20.6 million which was used to pay down $16.2 million of debt since year-end 1995.

  Expenditures for property, plant and equipment were $1.6 million in the first quarter of 1996. 1996 expenditures were principally for machinery and equipment and tooling related to the production of products. Capital expenditures in 1996 are expected to be approximately $8 million and are expected to be funded from internally generated funds and the $75 million credit facility.

  Liquidity is provided by the Company's cash and cash equivalents, divestiture proceeds and the $75 million credit facility entered into on December 19, 1995; $25.0 million was available at March 31, 1996 under the facility.

  The Company intends to sell the business and assets whose net assets are presented in the Company's balance sheet as Net Assets Related to Discontinued Operations and to use a substantial portion of those proceeds to further reduce debt throughout 1996.

  The Company's adoption on January 1, 1996 of the new accounting standard for the impairment of long-lived assets had no effect on the results of operations, financial position or cash flow. The Company will adopt the disclosure requirement of the new accounting principle for stock-based employee compensation plans in its 1996 annual financial statements.

  PART II.  OTHER INFORMATION

  ITEM 1.  LEGAL PROCEEDINGS

    On December 19, 1994 the Company, its subsidiary Figgie Properties Inc.
      and the Richard E. Jacobs Group filed an action in the Common Pleas Court of Cuyahoga County, Ohio against the City of Cleveland seeking specific performance of a 1989 Master Development Agreement pertaining to a proposed real estate project known as Chagrin Highlands. The Company's complaint also seeks a declaratory judgment that the Master Development Agreement is in full force and effect and asks for an injunction preventing the City from interfering with the rights of the plaintiffs under that Agreement as well as compensatory damages in the amount of $100 million. The City of Cleveland filed a motion to dismiss the Company's complaint. On May 1, 1995, the Court denied the City's motion to dismiss the complaint and granted its motion to dismiss the Jacobs Group as a party plaintiff. On January 24, 1996, the Court denied the City's motion for summary judgment and granted the Company's motion for summary judgment with respect to several counts of a counterclaim filed by the City. On May 1, 1996, the parties reached agreement on the general terms of a settlement and the litigation was dismissed without prejudice.


  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  List of Exhibits

        27.0  Financial Data Schedule

    (b)  Reports on Form 8-K filed during the quarter

        Form 8-K dated March 1, 1996, filed on March 15, 1996, under Items
          2 and 7.

                          SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Figgie International Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       FIGGIE INTERNATIONAL


                                       By:  /s/ Steven L. Siemborski
                                         Steven L. Siemborski
                                         Senior Vice President and
                                         Chief Financial Officer
                                         (Duly Authorized and
                                         Principal Financial Officer)
  Date: May 6, 1996

                        EXHIBIT INDEX


  27.0 Financial Data Schedule