Form 10-Q
period 1996-06-30
FIGGIE INTERNATIONAL INC /DE/
filed 1996-07-22
CIK 720032

                SECURITIES AND EXCHANGE COMMISSION
                         Washington D.C.

                            FORM 10-Q

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES ACT OF 1934


For the quarter ended    June 30, 1996       Commission file number  1-8591



                      FIGGIE INTERNATIONAL INC.
      (Exact name of registrant as specified in its charter)


           Delaware                            52-1297376
  (State or other jurisdiction of                 (I.R.S.Employer
   incorporation or organization)                 Identification No.)


       4420 Sherwin Road
        Willoughby, Ohio                                 44094
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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.


          Class                         Outstanding as of July 11, 1996

Class A Common Stock, par value $.10 per share               13,789,948
Class B Common Stock, par value $.10 per share                4,770,903
                                                             18,560,851

                    FIGGIE INTERNATIONAL INC.
TABLE OF CONTENTS

   PART I.  FINANCIAL INFORMATION. . . . . . . . . . . . . . . .3
     CONSOLIDATED STATEMENTS OF INCOME
     FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995            3

     CONSOLIDATED STATEMENTS OF INCOME
     FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995          4

     CONSOLIDATED BALANCE SHEETS
     JUNE 30, 1996 AND DECEMBER 31, 1995                        5

     CONSOLIDATED STATEMENTS OF CASH FLOWS
     FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995            7

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. . . . . . . . .8
       Summary of Significant Accounting Policies. . . . . . . .8
       Receivables . . . . . . . . . . . . . . . . . . . . . . .9
       Inventories . . . . . . . . . . . . . . . . . . . . . . .9
       Divestitures and Net Assets Related to Discontinued
       Operations. . . . . . . . . . . . . . . . . . . . . . . 10
       Income Taxes. . . . . . . . . . . . . . . . . . . . . . 11
       Credit Facility . . . . . . . . . . . . . . . . . . . . 12
       Long-Term Debt. . . . . . . . . . . . . . . . . . . . . 12
       Capital Stock . . . . . . . . . . . . . . . . . . . . . 13
       Leases. . . . . . . . . . . . . . . . . . . . . . . . . 13
       Contingent Liabilities. . . . . . . . . . . . . . . . . 14
       Subsequent Event. . . . . . . . . . . . . . . . . . . . 15

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS             16
       Results of Operations Summary . . . . . . . . . . . . . 16
       Segment Information . . . . . . . . . . . . . . . . . . 16
       Interstate Electronics Corporation. . . . . . . . . . . 17
       Scott/Taylor Environmental. . . . . . . . . . . . . . . 18
       Snorkel . . . . . . . . . . . . . . . . . . . . . . . . 19
       Corporate and Unallocated Costs and Expenses. . . . . . 20
       Financial Position and Liquidity. . . . . . . . . . . . 21

   PART II.  OTHER INFORMATION . . . . . . . . . . . . . . . . 22

   SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . 23

   EXHIBIT INDEX . . . . . . . . . . . . . . . . . . . . . . . 24

PART I.  FINANCIAL INFORMATION


                    FIGGIE INTERNATIONAL INC.
                CONSOLIDATED STATEMENTS OF INCOME
         FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
              (in thousands, except per share data)
                           (Unaudited)


                                                      1996       1995

Net Sales                                           $206,426   $173,956
  Cost of Sales                                      150,410    129,760

Gross Profit on Sales                                 56,016     44,196

Operating Expenses:
  Selling, General and Administrative                 28,003     26,321
  Research and Development                             6,727      6,507

Total Operating Expenses                              34,730     32,828

Operating Income                                      21,286     11,368

Other Expense (Income):
   Refinancing Costs                                     486     10,050
   Interest Expense                                   10,103     16,629
   Interest Income                                      (583)    (1,425)
   Other, Net                                            655        (18)

Income (Loss) before Income Taxes                     10,625    (13,868)

Income Taxes                                               -          -

Net Income (Loss)                                   $ 10,625   $(13,868)

Weighted Average Shares                               18,843     18,106


Per Share Data

Net Income (Loss)                                   $   0.56   $  (0.77)






See Notes to Consolidated Financial Statements.

                    FIGGIE INTERNATIONAL INC.
                CONSOLIDATED STATEMENTS OF INCOME
        FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995
              (in thousands, except per share data)
                           (Unaudited)


                                                      1996       1995

Net Sales                                           $105,249   $ 88,690
  Cost of Sales                                       76,248     66,747

Gross Profit on Sales                                 29,001     21,943

Operating Expenses:
  Selling, General and Administrative                 13,990     12,491
  Research and Development                             3,517      2,997

Total Operating Expenses                              17,507     15,488

Operating Income                                      11,494      6,455

Other Expense (Income):
   Refinancing Costs                                     268      5,528
   Interest Expense                                    4,954      7,555
   Interest Income                                      (372)      (581)
   Other, Net                                            225       (217)

Income (Loss) before Income Taxes                      6,419     (5,830)

Income Taxes                                               -          -

Net Income (Loss)                                    $ 6,419   $ (5,830)

Weighted Average Shares                               18,838     18,117


Per Share Data

Net Income (Loss)                                   $   0.34   $  (0.32)






See Notes to Consolidated Financial Statements.

                    FIGGIE INTERNATIONAL INC.
                   CONSOLIDATED BALANCE SHEETS
               JUNE 30, 1996 AND DECEMBER 31, 1995
                          (in thousands)


                                                    June 30,   Dec. 31,
                                                      1996       1995
                                                  (Unaudited)
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents                           $ 22,721  $  25,583
Restricted Cash                                            -        273
Trade Accounts Receivable, less Allowance
 for Uncollectible Accounts of $375 in 1996
 and $373 in 1995                                     66,752     56,668
Inventories                                           48,725     46,458
Prepaid Expenses                                       2,855      1,537
Recoverable Income Taxes                              12,495     12,495
Net Assets Related to Discontinued Operations         19,402     35,864
   Total Current Assets                              172,950    178,878

PROPERTY, PLANT AND EQUIPMENT
Land and Land Improvements                            50,448     52,633
Buildings and Leasehold Improvements                  36,135     39,822
Machinery and Equipment                               56,918     51,205
                                                     143,501    143,660
Accumulated Depreciation                             (52,654)   (52,935)
                                                      90,847     90,725
Property under Capital Leases, less
 Accumulated Depreciation of $412
 in 1996 and $377 in 1995                                307        342
   Net Property, Plant and Equipment                  91,154     91,067

OTHER ASSETS
Deferred Divestiture Proceeds, Net                    30,543     33,935
Prepaid Pension Costs                                  9,892      9,892
Prepaid Rent on Leased Equipment                       5,644     17,075
Intangible Assets                                     19,052     19,447
Investments                                            7,978      1,029
Cash Surrender Value of Insurance Policies             6,816      8,748
Prepaid Finance Costs                                  4,006      4,436
Other                                                  3,297      2,972
   Total Other Assets                                 87,228     97,534

Total Assets                                       $ 351,332  $ 367,479

                    FIGGIE INTERNATIONAL INC.
                   CONSOLIDATED BALANCE SHEETS
               JUNE 30, 1996 AND DECEMBER 31, 1995
                 (in thousands, except par value)


                                                    June 30,   Dec. 31,
                                                      1996       1995
                                                  (Unaudited)
LIABILITIES

CURRENT LIABILITIES
Accounts Payable                                    $ 28,333  $  30,512
Accrued Insurance Reserves                            10,025     11,113
Accrued Compensation                                   8,621      8,322
Accrued Interest                                       4,617      5,097
Accrued Environmental Reserves                         3,862      4,754
Accrued Liabilities and Expenses                      10,431      9,243
Current Maturities of Long-Term Debt                   9,843     19,373
   Total Current Liabilities                          75,732     88,414

Long-Term Debt                                       186,263    194,955
Other Non-Current Liabilities                         28,298     34,517
  Total Liabilities                                  290,293    317,886



STOCKHOLDERS' EQUITY

Preferred Stock, $1.00 Par Value;
   Authorized, 3,217 Shares;
   Issued and Outstanding, None                            -          -
Class A Common Stock, $.10 Par Value;                  1,363      1,365
   Authorized, 18,000 Shares;
   Issued and Outstanding
   1996 - 13,630; 1995 - 13,651
Class B Common Stock, $.10 Par Value;                    471        472
   Authorized, 18,000 Shares;
   Issued and Outstanding
   1996 - 4,710; 1995 - 4,718
Capital Surplus                                      108,726    109,046
Accumulated Deficit                                  (49,383)   (60,008)
Unearned Compensation                                   (675)    (1,340)
Cumulative Translation Adjustment                        537         58
  Total Stockholders' Equity                          61,039     49,593

Total Liabilities and Stockholders' Equity         $ 351,332  $ 367,479


See Notes to Consolidated Financial Statements.

                    FIGGIE INTERNATIONAL INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                          (in thousands)
                           (Unaudited)
                                                            1996                    1995
Operating Activities:
  Net Income (Loss)                                     $   10,625               $ (13,868)
  Adjustments to Reconcile Net Income (Loss) to Net
   Cash Provided (Used) by Operating Activities
    Depreciation and Amortization                            3,586                   3,412
    Amortization of Unearned Compensation                      247                     416
   Other, Net                                                   (2)                    480
   Changes in Operating Assets and Liabilities
    Accounts Receivable                                    (10,084)                 (1,725)
    Inventories                                             (2,267)                 (4,154)
    Prepaid Items                                           (1,318)                  4,567
    Other Assets                                            (1,688)                  5,205
    Accounts Payable                                        (2,179)                 (2,614)
    Accrued Liabilities and Expenses                        (1,082)                 (4,386)
    Accrued Income Taxes                                         -                  15,269
    Other Liabilities                                       (6,110)                 (4,234)
Net Cash (Used) by Operating Activities                    (10,272)                 (1,632)

Investing Activities:
  Capital Expenditures for Continuing Operations            (4,048)                 (3,448)
  Capital Expenditures for Discontinued Operations               -                 (18,202)
  Proceeds from Sale of Property, Plant and Equipment        4,367                  10,858
  Proceeds from Business Divestitures                       24,945                  87,441
  Purchases of Securities by Insurance Subs.                     -                    (303)
Net Cash Provided by Investing Activities                   25,264                  76,346

Financing Activities:
  Proceeds from Debt                                             -                   3,874
  Principal Payments on Debt                               (18,222)               (103,327)
  Common Stock Transactions, Net                                95                    (174)
Net Cash (Used) by Financing Activities                    (18,127)                (99,627)

Net (Decrease) in Cash and Cash Equivalents                 (3,135)                (24,913)

Cash and Cash Equivalents at Beginning of Year              25,856                  68,300

Cash and Cash Equivalents at End of Period                $ 22,721                $ 43,387

- - Continuing Operations - Unrestricted                    $ 22,721                $  9,615
- - Continuing Operations - Restricted                                              $ 16,599
- - Discontinued Operations                                                         $ 10,873
- - Deferred Divestiture Proceeds                                                   $  6,300

<F1>

See Notes to Consolidated Financial Statements.

            FIGGIE INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




The financial information included herein has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and properly reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to present a fair statement of the financial results of operations for the periods covered by this report. The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the entire year.



(1)  Summary of Significant Accounting Policies:


The financial statements for the six months ended June 30, 1996 and 1995 have been prepared in accordance with the accounting policies described in Note 1 of the Notes to Consolidated Financial
Statements appearing in Figgie International Inc.'s 1995 Form 10-K.


RECENT ACCOUNTING PRONOUNCEMENTS. In 1995, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") numbers 121 and 123. SFAS 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangible assets to be disposed of. The Company's adoption of SFAS 121, effective January 1, 1996, had no effect on the results of operations, financial position or cash flow. SFAS 123 establishes a fair value method for accounting for stock-based employee compensation plans either through recognition or disclosure. The Company will adopt the disclosure requirement of SFAS 123 in the 1996 annual financial statements. This adoption will not impact the Company's results of operations, financial position or cash flow.

(2)  Receivables:

Receivables consist of the following components (in thousands):

                                                    6/30/96          12/31/95
    U.S. Government
      Billed                                        $11,929           $11,604
      Unbilled                                       21,459            16,713
                                                     33,388            28,317
    Commercial
      Billed                                         33,739            28,724
      Allowance for Uncollectible Accounts             (375)             (373)
                                                    $66,752           $56,668



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


(3)  Inventories:

  Inventories are summarized as follows (in thousands):

                                                    6/30/96            12/31/95
    Raw Materials                                   $19,883             $21,425
    Work in Process                                  13,992              13,433
    Finished Goods                                   17,795              13,195
    Inventory Reserves                               (2,945)             (1,595)
    Total                                           $48,725             $46,458

(4)  Divestitures and Net Assets Related to Discontinued
Operations:

During the first six months of 1996, the Company sold Interstate Engineering and certain idle equipment and former facilities. As part of the consideration for Interstate Engineering, the Company received a $6.0 million partnership interest in the purchaser. The partnership interest is presented within the caption "Investments". The terms of the partnership agreement require a repayment of the $6.0 million interest on or before February 28, 2006 and 9% annual interest.

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

As of June 30, 1996, net assets related to discontinued operations of $19.4 million represents the net assets of Hartman Electrical, a division of the Company, approximately 140 installation contracts in process of completion from the "Automatic" Sprinkler business, oil and gas interests in Illinois, and former facilities and specialized machinery and equipment of discontinued business units. On July 2, 1996, the Company completed the divestitures of Hartman Electrical and the oil and gas interests in Illinois for approximately $13 million in cash.

The amounts recorded as deferred divestiture proceeds and net assets related to discontinued operations are managements' best estimates of the amounts expected to be realized. The amounts the Company will ultimately realize could differ materially from the amounts recorded. The Company has a reserve of $16.1 million against these assets, which is presented as a deduction from deferred divestiture proceeds.



(5)  Income Taxes:

As of December 31, 1995, the Company had $49.2 million of tax carryforward attributes in excess of current and net deferred tax liabilities. These excess attributes were not recognized in the financial statements as of December 31, 1995. For the six month and three month periods ended June 30, 1996, income taxes of approximately $4.0 and $2.4 million, respectively, at the statutory rates would have been provided; however, no income tax provision was recorded as the Company recognized a portion of the excess tax attributes to offset them. The Company does not anticipate that a tax provision will be required for the entire year of 1996.

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

As of June 30, 1996, $28.8 million of letters of credit were outstanding under the facility and no borrowings were outstanding
($25.9 million was available).

The facility is secured by certain accounts receivable, inventory, machinery and equipment and intangibles. The facility contains various affirmative and negative covenants, including restrictions on dividends and certain financial covenants, all of which have been met. The facility expires on January 1, 1999.



(7)  Long-Term Debt:

Total debt consists of the following (in thousands):

                                                  6/30/96      12/31/95
Long-Term Debt:
 9.875% Senior Notes due October 1, 1999         $174,000      $174,000
 10.375% Subordinated Debentures
   due April 1, 1998                                6,500         8,000
 Mortgage Notes                                    14,079        30,301
 Obligations under Capital Lease                    1,527         2,027
   Total                                          196,106       214,328

 Less - Current Maturities                         (9,843)      (19,373)

 Long-Term Debt                                  $186,263      $194,955


Mortgage notes are secured by real property, are due at various dates through 2009 and bear interest at rates ranging from 7.5% to 10.52%.

Current maturities as of June 30, 1996 includes $6.5 million of subordinated debentures and $1.2 million of mortgage notes, which the Company intends to prepay in August, 1996.

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

Earnings per share for the six months and second quarter periods ended June 30, 1996 and 1995 were calculated using the following share data. Primary weighted-average shares were used in 1995 as fully diluted shares would have been anti-dilutive to the reported net loss.

                                                    (in thousands)
                                                 1996         1996            1995           1995
                                               2nd Qtr      Six Mos         2nd Qtr        Six Mos
Weighted-Average Number of Shares:
  Allocated Shares                              18,379       18,385          17,976         17,990
  Common Stock Equivalents of Stock Options        421          374             141            116
  Primary Weighted-Average                      18,800       18,759          18,117         18,106

Fully Diluted Weighted-Average Number of Shares:
  Unallocated ESOP shares
     1995                                                                       196            196
     1996                                                                       196            196
  Common Stock Equivalents                          38           84               5             31
  Fully Diluted Weighted-Average                18,838       18,843          18,514         18,529

(9)  Leases:

The Company leases manufacturing equipment under operating leases.
The changes in rental commitments under operating leases during the quarter are as follows (in millions):
                                         Discontinued  Continuing
                                          Operations   Operations      Total
    Rental commitments at
      December 31, 1995                      $ 16.1     $ 27.4        $ 43.5
    Rental payments to lessors                 (2.4)      (3.6)         (6.0)
    Use of prepaid rent asset to
      buy out equipment at
      lease-stipulated values                  (6.8)      (4.6)        (11.4)
    Rental commitments at
      June 30, 1996                           $ 6.9     $ 15.7        $ 26.1


Leased machinery and equipment that was not sold with divested business units was auctioned on January 23, 1996. A substantial portion of the Company's buy out of the lease was funded by application of the prepaid rent asset. For equipment not sold at the auction, the Company will satisfy the rental payments through its internal funds until such equipment is sold, subleased or assigned.

(10)  Contingent Liabilities:

In a class action suit filed on April 18, 1994 in the U.S. District Court for the Northern District of Ohio against the Company and two former officers and directors, the plaintiff stockholder alleged that the defendants disseminated false and misleading information to the investing public concerning the Company's business, management, financial condition, and future prospects in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. A separate class action suit was filed by another stockholder on May 11, 1994, in the same court against the Company and certain former and present officers and directors setting forth similar allegations. Both suits sought monetary damages and costs and were consolidated into one case. The parties subsequently entered into a formal settlement agreement providing for a payment to the plaintiff class of approximately $3.0 million, which is described in a notice dated April 22, 1996 sent to the members of the affected stockholder class. Such stockholders were afforded an opportunity to object to the settlement and no objections were filed by the members of the class. The Court entered an Order and Final Judgment on June 12, 1996. Pursuant to the Order, the settlement became effective on July 17, 1996. The Company has established an appropriate accrual for this matter.

On December 19, 1994 the Company, its subsidiary Figgie Properties Inc. and the Richard E. Jacobs Group filed an action in the Common Pleas Court of Cuyahoga County, Ohio against the City of Cleveland seeking specific performance of a 1989 Master Development Agreement pertaining to a proposed real estate project known as Chagrin Highlands. The Company's complaint also seeks a declaratory judgment that the Master Development Agreement is in full force and effect and asks for an injunction preventing the City from interfering with the rights of the plaintiffs under that Agreement as well as compensatory damages in the amount of $100 million. The City of Cleveland filed a motion to dismiss the Company's complaint. On May 1, 1995, the Court denied the City's motion to dismiss the complaint and granted its motion to dismiss the Jacobs Group as a party plaintiff. On January 24, 1996, the Court denied the City's motion for summary judgment and granted the Company's motion for summary judgment with respect to several counts of a counterclaim filed by the City. On May 1, 1996, the parties reached agreement on the general terms of a settlement and the litigation was dismissed without prejudice. The settlement is subject to final approval by Council of the City of Cleveland.

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


(11) Subsequent Event:

On February 21, 1996, the Board of Directors determined to explore strategic alternatives to enhance shareholder value, including the possible sale of all or a portion of the Company. On July 17, 1996, the Board of Directors determined that the sale of the entire Company was not an acceptable strategic alternative. The Board also decided to explore the sale of a portion of the business and apply the proceeds to improve the balance sheet and provide additional capital and flexibility to grow the retained businesses. Any unit sold would likely generate a gain. No assurances can be given that a transaction will be consummated.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations Summary
                               1st Qtr.          2nd Qtr.         Six Mos.            Six Mos.            2nd Qtr.
(in thousands)                   1996              1996             1996                1995                1995
Net Sales                     $101,177          $105,249         $206,426            $173,956            $ 88,690
 Cost of Sales                  74,162            76,248          150,410             129,760              66,747
Gross Profit on Sales           27,015            29,001           56,016              44,196              21,943
 % of Net Sales                   26.7%             27.6%            27.1%               25.4%               24.7%
Operating Expenses:
 Selling, General & Admin.      14,013            13,990           28,003              26,321              12,491
 Research and Development        3,210             3,517            6,727               6,507               2,997
Total Operating Expenses        17,223            17,507           34,730              32,828              15,488
Operating Income (Loss)       $  9,792          $ 11,494         $ 21,286            $ 11,368            $  6,455
  % of Net Sales                   9.7%             10.9%            10.3%                6.5%                7.3%

For the first six months of 1996, Net Sales increased $32.5 million from the same period in 1995, or 19%, to $206.4 million. The 1996 second quarter sales were $16.6 million, or 19%, higher when compared to the 1995 second quarter. Sales increases were achieved at the Snorkel and Scott/Taylor segments, and decreases in sales occurred at Interstate Electronics. Net Sales increased $4.1 million or 4% to $105.2 million in the second quarter as compared to the first quarter of 1996.

Gross Profit for the six months improved $11.8 million ($7.1 million for the second quarter). The gross margin improved to 27.1% of net sales as compared to 25.4% in 1995 for the six months. The gross margin for the second quarter of 1996 was 27.6%, compared to 24.7% in 1995. Snorkel contributed significantly to the margin improvements.

Selling, General and Administrative expenses for the six months improved as a percentage of net sales to 13.6% in 1996, compared to 15.1% in 1995. The second quarter similarly improved. Lower Corporate G&A expense was responsible for the majority of the improvement.

Operating Income for the six months amounted to $21.3 million in 1996, as compared to $11.4 million in 1995.


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

The results of operations for Interstate Electronics were as follows:

                               1st Qtr.          2nd Qtr.         Six Mos.            Six Mos.            2nd Qtr.
(in thousands)                   1996              1996             1996                1995                1995
Net Sales                     $ 22,447          $ 23,087         $ 45,534            $ 51,721            $ 26,934
 Cost of Sales                  15,983            16,526           32,509              37,515              19,627
Gross Profit on Sales            6,464             6,561           13,025              14,206               7,307
 % of Net Sales                   28.8%             28.4%            28.6%               27.5%               27.1%
Operating Expenses:
 Selling, General & Admin.       3,083             2,896            5,979               5,787               3,110
 Research and Development        1,796             2,198            3,994               3,935               1,748
Total Operating Expenses         4,879             5,094            9,973               9,722               4,858
Operating Income (Loss)       $  1,585           $ 1,467          $ 3,052             $ 4,484            $  2,449
  % of Net Sales                   7.1%              6.4%             6.7%                8.7%                9.1%

Discussion of 1996 Compared to 1995:

Net Sales declined for the six months and second quarter due to lower revenues from military GPS systems. There was a minimal amount of commercial sales during the second quarter.

Gross Margin increased for the six months and second quarter due to productivity improvements in the displays product line.

Selling, General and Administrative expenses are higher for the six months and second quarter due to increased selling and marketing activity for new commercial products, including salaries, advertising, trade shows and travel.

Research and Development is higher for the six months and second quarter due to expenditures associated with the certification process for the flight management system.

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

The results of operations for Scott/Taylor Environmental were as follows:

                               1st Qtr.          2nd Qtr.         Six Mos.            Six Mos.            2nd Qtr.
(in thousands)                   1996              1996             1996                1995                1995
Net Sales                     $ 37,417          $ 37,176         $ 74,593            $ 62,566            $ 32,056
 Cost of Sales                  25,540            25,514           51,054              42,403              21,838
Gross Profit on Sales           11,877            11,662           23,539              20,163              10,218
 % of Net Sales                   31.7%             31.4%            31.6%               32.2%               31.9%
Operating Expenses:
 Selling, General & Admin.       4,180             4,126            8,306               7,711               3,947
 Research and Development          702               678            1,380               1,436                 664
Total Operating Expenses         4,882             4,804            9,686               9,147               4,611
Operating Income (Loss)        $ 6,995          $  6,858         $ 13,853            $ 11,016            $  5,607
  % of Net Sales                  18.7%             18.4%            18.6%               17.6%               17.5%

Discussion of 1996 Compared to 1995:

Net Sales increased 19% for the six months (16% for the second quarter) due to the impact of emergency escape breathing equipment sales to the government, increased oxygen product sales to aviation customers and increased breathing apparatus sales to safety customers.

Gross Margin is down slightly for the six months and second quarter due to a shift in product mix reflected by increased sales to government and aviation customers.

Selling, General and Administrative expenses have increased slightly for the six months and second quarter, but are lower as a percent of sales when compared to the same periods last year.

Snorkel

The Snorkel division manufacturers self-propelled aerial work platforms such as telescopic and articulating booms and scissorlifts for use in construction and maintenance activities.
Snorkel also fabricates and services booms that are mounted on fire apparatus to deliver large quantities of water from elevated positions.

The results of operations for Snorkel were as follows:

                               1st Qtr.          2nd Qtr.         Six Mos.            Six Mos.            2nd Qtr.
(in thousands)                   1996              1996             1996                1995                1995
Net Sales                     $ 41,313          $ 44,986         $ 86,299            $ 59,669            $ 29,700
 Cost of Sales                  32,639            34,208           66,847              49,842              25,282
Gross Profit on Sales            8,674            10,778           19,452               9,827               4,418
 % of Net Sales                   21.0%             24.0%            22.5%               16.5%               14.9%
Operating Expenses:
 Selling, General & Admin.       2,679             2,815            5,494               3,839               1,989
 Research and Development          712               641            1,353               1,136                 585
Total Operating Expenses         3,391             3,456            6,847               4,975               2,574
Operating Income (Loss)        $ 5,283           $ 7,322         $ 12,605             $ 4,852            $  1,844
  % of Net Sales                  12.8%             16.3%            14.6%                8.1%                6.2%

Discussion of 1996 Compared to 1995:

Net Sales increased 45% compared to last year for the six months (51% for the second quarter) due to continued high market demand for aerial work platforms. Domestic sales increased 41% for the six months (55% for the second quarter). International sales increased 71% for the six months (30% for the second quarter).

Gross Profit amounts and gross margin percentages improved substantially for the six months and the second quarter due to increased plant throughput, improved purchasing and manufacturing efficiencies in the scissorlift line.

Selling, General and Administrative expenses for the six months and the second quarter increased due to additional selling costs related to the increased sales volume.

Corporate and Unallocated Costs and Expenses

Corporate activity and unallocated costs and expenses were as follows:

                               1st Qtr.          2nd Qtr.         Six Mos.            Six Mos.            2nd Qtr.
(in thousands)                   1996              1996             1996                1995                1995
Selling, General & Admin.      $ 4,071           $ 4,153          $ 8,224             $ 8,984             $ 3,445
Other Expenses (Income):
Refinancing Costs                  218               268              486              10,050               5,528
  Interest Expense               5,149             4,954           10,103              16,629               7,555
  Interest Income                 (211)             (372)            (583)             (1,425)               (581)
  Other, Net                       430               225              655                 (18)               (217)

Discussion of 1996 Compared to 1995:

Selling, General and Administrative expenses are down significantly in 1996 due to the recurring impact of the 1995 cutback of corporate staff, a decrease in travel and other expenses associated with divestitures and numerous other cost-cutting measures. The second quarter of 1996 includes a $750,000 provision for estimated professional costs of the strategic alternatives review. The second quarter of 1995 reflects the reversal of the 1994 bonus accrual of $1.4 million. In the second quarter of 1995, the Company paid only required bonuses and did not pay discretionary bonuses following the 1994 consolidated loss; accordingly, the accrual was reversed.

Refinancing Costs are down significantly because the 1995 expenses were for lender fees related to the Override Agreement which was paid-off at the end of 1995.

Interest Expense is down significantly due to significantly lower levels of bank and mortgage debts outstanding.

The Company has sufficient loss carryforwards and credits to offset all of its U.S. regular and alternative minimum taxes otherwise payable and, accordingly, has recorded no income tax provision.

Financial Position and Liquidity

Accounts Receivable at June 30, 1996 are $66.8 million, compared to $56.7 million as of the end of 1995. Increased sales at Snorkel and Scott account for $7.6 million of the increase; the remainder of the increase is due to the timing of billings and collections at Interstate Electronics.

Inventories increased by $2.3 million due to work-in-process production and finished goods levels to fill the order backlog for Scott and Snorkel customers.

Operations required $10.3 million, principally for working capital requirements. The proceeds from divestitures and asset sales generated $29.3 million which was used to pay down $18.2 million of debt since year-end 1995.

Expenditures for property, plant and equipment were $4.0 million for the six months. 1996 expenditures were principally for machinery and equipment. Capital expenditures in 1996 are expected to be approximately $8 million and are expected to be funded from internally generated funds and the $75 million credit facility.

Liquidity is provided by the Company's cash and cash equivalents, divestiture proceeds and the $75 million credit facility.  $25.9 million was available for borrowing at June 30, 1996 under the facility.

Through June 30, 1996, the Company continued to sell the net assets presented in the Company's balance sheet as Net Assets Related to Discontinued Operations and to apply the proceeds to reduce debt. On July 2, 1996, the Company completed the sales of two small businesses for approximately $13 million in cash. On July 17, 1996, the Company decided to prepay the $6.5 million debentures.

The Company's adoption on January 1, 1996 of the new accounting standard for the impairment of long-lived assets had no effect on the results of operations, financial position or cash flow. The Company will adopt the disclosure requirement of the new accounting principle for stock-based employee compensation plans in its 1996 annual financial statements.

On February 21, 1996, the Board of Directors determined to explore strategic alternatives to enhance shareholder value, including the possible sale of all or a portion of the Company. On July 17, 1996, the Board of Directors determined that the sale of the entire Company was not an acceptable strategic alternative. The Board also decided to explore the sale of a portion of the business and apply the proceeds to improve the balance sheet and provide additional capital and flexibility to grow the retained businesses. Any unit sold would likely generate a gain. No assurances can be given that a transaction will be consummated.

PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

    In a class action suit filed on April 18, 1994 in the U.S. District Court for the Northern District of Ohio against the Company and two former officers and directors, the plaintiff stockholder alleged that the defendants disseminated false and misleading information to the investing public concerning the Company's business, management, financial condition, and future prospects in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. A separate class action suit was filed by another stockholder on May 11, 1994, in the same court against the Company and certain former and present officers and directors setting forth similar allegations. Both suits sought monetary damages and costs and were consolidated into one case. The parties subsequently entered into a formal settlement agreement providing for a payment to the plaintiff class of approximately $3.0 million, which is described in a notice dated April 22, 1996 sent to the members of the affected stockholder class. Such stockholders were afforded an opportunity to object to the settlement and no objections were filed by the members of the class. The Court entered an Order and Final Judgment on June 12, 1996. Pursuant to the Order, the settlement became effective on July 17, 1996. The Company has established an appropriate accrual for this matter.

    On December 19, 1994 the Company, its subsidiary Figgie Properties Inc. and the Richard E. Jacobs Group filed an action in the Common Pleas Court of Cuyahoga County, Ohio against the City of Cleveland seeking specific performance of a 1989 Master Development Agreement pertaining to a proposed real estate project known as Chagrin Highlands. The Company's complaint also seeks a declaratory judgment that the Master Development Agreement is in full force and effect and asks for an injunction preventing the City from interfering with the rights of the plaintiffs under that Agreement as well as compensatory damages in the amount of $100 million. The City of Cleveland filed a motion to dismiss the Company's complaint. On May 1, 1995, the Court denied the City's motion to dismiss the complaint and granted its motion to dismiss the Jacobs Group as a party plaintiff. On January 24, 1996, the Court denied the City's motion for summary judgment and granted the Company's motion for summary judgment with respect to several counts of a counterclaim filed by the City. On May 1, 1996, the parties reached agreement on the general terms of a settlement and the litigation was dismissed without prejudice. The settlement is subject to final approval by Council of the City of Cleveland.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  List of Exhibits
         27.0  Financial Data Schedule

    (b)  Reports on Form 8-K filed during the quarter
         None

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Figgie International Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       FIGGIE INTERNATIONAL


                                       By:      /s/

                                         Steven L. Siemborski
                                         Senior Vice President and
                                         Chief Financial Officer
                                         (Duly Authorized and
                                         Principal Financial
Officer)
Date: July 22, 1996

                          EXHIBIT INDEX


27.0   Financial Data Schedule