Form 10-K/A
period 1995-12-31
FIGGIE INTERNATIONAL INC /DE/
filed 1996-09-17
CIK 720032

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                         FORM 10-K/A Amendment No. 2

/X/     Annual Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 (Fee Required)

For the fiscal year ended December 31, 1995

                                       OR

/ /    Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 (No Fee Required)

For the transition period from ________ to _________

                           Commission File No. 0-8591

                           FIGGIE INTERNATIONAL INC.
             (Exact Name of Registrant as Specified in its Charter)

         Delaware                                52-1297376
- -----------------------------------     ----------------------------
(State or Other Jurisdiction of         (IRS Employer Identification
Incorporation or Organization)          No.)

4420 Sherwin Road, Willoughby, Ohio              44258
- --------------------------------------------------------------------
(Address of Principal Executive Offices)        (Zip Code)

Registrant's telephone number, including area code: (216) 953-2700

Securities registered pursuant to Section 12(b) of the Act:

10-3/8% Subordinated Debentures         Pacific Stock Exchange, Inc.
- -------------------------------         --------------------------------------
        (Title of Class)                (Name of Exchange on which Registered)

Securities registered pursuant to Section 12(g) of the Act:

                 Class A Common Stock, par value $.10 per share
                 ----------------------------------------------
                                (Title of Class)

                 Class B Common Stock, par value $.10 per share
                 ----------------------------------------------
                                (Title of Class)

        The undersigned registrant hereby amends the following items, financial statements, exhibits and other portions of its Annual Report on Form 10-K/A1 for the fiscal year ended December 31, 1995 as set forth in the following pages.

       Item 14, "Exhibits, Financial Statement Schedules, and Reports on Form 8-K," paragraphs (a)(3) and (a)(23) is hereby amended and restated to include additional consents of Independent Public Accountants as follows:


       "(3)  Articles of Incorporation and By-laws:

               (i) The Restated Certificate of Incorporation of the Company, as amended, as Exhibit 19 to the Company's Quarterly Report on Form 10-Q for the quarters ending June 30, 1987, File No. 1-8591, is hereby incorporated herein by reference.

               (ii) The By-laws of the Company, as amended and restated, effective August 15, 1995."

and
       "(23)  Consents of Independent Public Accountants

               (i) Consent of Arthur Andersen LLP, dated February 22, 1996, included as Exhibit 23 to the Company's Annual Report on Form 10-K for the year ending December 31, 1995, is hereby incorporated by reference;

               (ii)    Consent of Arthur Andersen LLP, dated September 5,
                       1996;"

                                   SIGNATURES

        Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FIGGIE INTERNATIONAL INC.


Date: September 10, 1996        By:     /s/ Steven L. Siemborski
                                        ---------------------------
                                        Steven L. Siemborski
                                        Chief Financial Officer and Senior Vice President

                                 EXHIBIT INDEX
                                 -------------

(3)     Articles of incorporation and by-laws:

        (i) The Restated Certificate of Incorporation of the Company, as amended, as Exhibit 19 to the Company's Quarterly Report on Form 10-Q for the quarter ending June 30, 1987, File No. 1-8591, is hereby incorporated herein by reference.

        (ii) The Bylaws of the Company, as amended and restated, effective August 15, 1995.

(4) Instruments defining rights of security holders, including indentures, for the following classes of securities:

        (i) Class A Common Stock, par value $.10 per shares, are contained in the Restated Certificate of Incorporation, as amended, incorporated by reference in Exhibit (3) above and are incorporated herein by reference.

        (ii) Class B Common Stock, par value $.10 per share, are contained in the Restated Certificate of Incorporation, as amended, and incorporated by reference in Exhibit (3) above and are incorporated herein by reference.

        (iii) Indenture, dated as of October 1, 1989, between Figgie International Inc. and Continental Bank, National Association, as Trustee, with respect to the 9.875% Senior Notes due October 1, 1999, included as Exhibit (4) (c) to the Company's Annual Report on Form 10-K for the year ending December 31, 1989, is hereby incorporated herein by reference. State Street Trust succeeded Continental Bank as Trustee pursuant to an agreement dated as of February 7, 1994, which was included as Exhibit
                (4)(c) to the Company's Annual Report on From 10-K for the year ending December 31, 1993, and is hereby incorporated herein by reference.

       (iv) Second Supplemental Indenture, dated as of December 31, 1986, among Figgie International Inc. and Marine Midland Bank, N.A., as Trustee, with respect to the 10.375% Subordinated Debentures due April 1, 1998, included as Exhibit (4)(c) to the Company's Annual Report on Form 10-K for the year ending December 31, 1986, File NO. 1-8591, and the First Supplemental Indenture, dated as of July 18, 1983, among Figgie International Inc., Figgie International Holdings Inc., and Marine Midland Bank, N.A., as Trustee with respect to the 10-3/8% Subordinated Debentures due 1998, along with the Original Indenture dated as of April 1, 1978, included as Exhibit (3)(4)(f) to the Company's Form 8-B filed October 19 1983, (File No. 1-8591) with the Commission are hereby incorporated herein by reference.

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

        (iv)    The Company's 1982 Deferred Compensation Agreement, included as
                Exhibit 10(g) to the Company's Annual Report on Form 10-K for the year ending December 31, 1984, File No. 1-8591, is hereby incorporated by reference.

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

        (viii) The Company's Key Employees' Stock Option Plan, included as Exhibit A to the Company's definitive Proxy Statement dated September 22, 1994, is hereby incorporated herein by reference.

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

        (xii) Employment Agreement, dated as of January 1, 1995, by and between John P. Reilly and the Company, included as Exhibit 10(b) to the Company's Annual Report on Form 10K for the year ending December 31, 1994, is hereby incorporated herein by reference.

        (xiii) Management Agreement, dated April 28, 1995, by and between Luther A. Harthun and the Company, included as Exhibit 10.1 to the Company's Quarterly Report on Form 10Q for the quarter ending September 30, 1995, is hereby incorporated herein by reference.

        (xiv) Credit Agreement between the Company and General Electric Credit Corporation, dated as of December 19, 1995; Waiver and Amendment No. 1 dated as of January 30, 1996; Amendment No. 2 dated as of February 19, 1996. Previously filed with the Company's Annual Report on Form 10-K, dated December 31, 1995.

(21)    Subsidiaries of the Company.   Previously filed with the Company's
        Annual Report on Form 10-K, dated December 31, 1995.


(23)    Consents of Independent Public Accountants

        (i) Consent of Arthur Andersen LLP, dated February 22, 1996, included as Exhibit 23 to the Company's Annual Report on Form 10-K for the year ending December 31, 1995, is hereby incorporated by reference;

        (ii)    Consent of Arthur Andersen LLP, dated September 5, 1996;

(27) Financial Data Schedule. Previously filed with the Company's Annual Report on Form 10-K, dated December 31, 1995.