Form 10-Q
period 1996-09-30
FIGGIE INTERNATIONAL INC /DE/
filed 1996-10-25
CIK 720032

                  SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C.

                               FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES ACT OF 1934


For the quarter ended September 30, 1996     Commission file number  1-8591



                        FIGGIE INTERNATIONAL INC.
        (Exact name of registrant as specified in its charter)


           Delaware                                  52-1297376
  (State or other jurisdiction of                 (I.R.S. Employer
   incorporation or organization)                 Identification No.)


       4420 Sherwin Road
        Willoughby, Ohio                               44094
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
                                                Yes X        No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.


          Class                     Outstanding as of October 24, 1996

Class A Common Stock, par value $.10 per share               13,641,613
Class B Common Stock, par value $.10 per share                4,715,807
                                                             18,357,420

                       FIGGIE INTERNATIONAL INC.
TABLE OF CONTENTS

      PART I.  FINANCIAL INFORMATION . . . . . . . . . . . . . . . . .3
        CONSOLIDATED STATEMENTS OF INCOME
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995         3

        CONSOLIDATED STATEMENTS OF INCOME
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995        4

        CONSOLIDATED BALANCE SHEETS
        SEPTEMBER 30, 1996 AND DECEMBER 31, 1995                      5

        CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995         7

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS . . . . . . . . . .8

          Summary of Significant Accounting Policies . . . . . . . . .8
          Receivables. . . . . . . . . . . . . . . . . . . . . . . . .9
          Inventories. . . . . . . . . . . . . . . . . . . . . . . . .9
          Divestitures and Net Assets Related to Discontinued
                Operations                                           10
          Income Taxes . . . . . . . . . . . . . . . . . . . . . . . 11
          Credit Facility. . . . . . . . . . . . . . . . . . . . . . 12
          Long-Term Debt . . . . . . . . . . . . . . . . . . . . . . 12
          Capital Stock. . . . . . . . . . . . . . . . . . . . . . . 13
          Leases . . . . . . . . . . . . . . . . . . . . . . . . . . 13
          Contingent Liabilities . . . . . . . . . . . . . . . . . . 14

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS                15

          Results of Operations Summary. . . . . . . . . . . . . . . 15
          Segment Information. . . . . . . . . . . . . . . . . . . . 15
          Interstate Electronics Corporation . . . . . . . . . . . . 16
          Scott. . . . . . . . . . . . . . . . . . . . . . . . . . . 17
          Snorkel. . . . . . . . . . . . . . . . . . . . . . . . . . 18
          Corporate and Unallocated Costs and Expenses . . . . . . . 19
          Financial Position and Liquidity . . . . . . . . . . . . . 20

      PART II.  OTHER INFORMATION. . . . . . . . . . . . . . . . . . 21

      SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . 22

      EXHIBIT INDEX. . . . . . . . . . . . . . . . . . . . . . . . . 23

PART I.  FINANCIAL INFORMATION

                       FIGGIE INTERNATIONAL INC.
                   CONSOLIDATED STATEMENTS OF INCOME
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                 (in thousands, except per share data)
                              (Unaudited)

                                                      1996       1995
Net Sales                                           $293,523   $253,124
  Cost of Sales                                      214,778    189,333

Gross Profit on Sales                                 78,745     63,791

Operating Expenses:
  Selling, General and Administrative                 37,586     37,267
  Research and Development                            10,492     10,039

Total Operating Expenses                              48,078     47,306

Operating Income                                      30,667     16,485

Other Expense (Income):
   Refinancing Costs                                     740     10,806
   Interest Expense                                   14,913     22,984
   Interest Income                                    (1,134)    (1,731)
   Other, Net                                            286     (1,575)

Income (Loss) before Income Taxes                     15,862    (13,999)
Income Taxes                                               -          -

Income (Loss) from Continuing Operations              15,862    (13,999)
Income from Discontinued Operations                    1,391      1,105

Net Income (Loss)                                   $ 17,253   $(12,894)

Weighted Average Shares                               18,757     18,175


Per Share Data
Income (Loss) from Continuing Operations                0.85      (0.77)
Income from Discontinued Operations                     0.07       0.06
Net Income (Loss)                                   $   0.92   $  (0.71)





See Notes to Consolidated Financial Statements.

                       FIGGIE INTERNATIONAL INC.
                   CONSOLIDATED STATEMENTS OF INCOME
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                 (in thousands, except per share data)
                              (Unaudited)

                                                      1996       1995
Net Sales                                           $ 95,407   $ 87,286
  Cost of Sales                                       69,856     65,194

Gross Profit on Sales                                 25,551     22,092

Operating Expenses:
  Selling, General and Administrative                 11,643     12,890
  Research and Development                             3,904      3,667

Total Operating Expenses                              15,547     16,557

Operating Income                                      10,004      5,535

Other Expense (Income):
   Refinancing Costs                                     254        756
   Interest Expense                                    4,867      6,416
   Interest Income                                      (551)      (306)
   Other, Net                                           (277)    (1,629)

Income before Income Taxes                             5,711        298
Income Taxes                                               -          -

Income from Continuing Operations                      5,711        298
Income from Discontinued Operations                      917        676

Net Income (Loss)                                   $  6,628   $    974

Weighted Average Shares                               18,728     18,270


Per Share Data
Income from Continuing Operations                       0.31       0.02
Income from Discontinued Operations                     0.05       0.04
Net Income                                          $   0.36   $   0.06






See Notes to Consolidated Financial Statements.

                       FIGGIE INTERNATIONAL INC.
                      CONSOLIDATED BALANCE SHEETS
               SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
                            (in thousands)


                                                   Sept. 30,   Dec. 31,
                                                      1996       1995
                                                  (Unaudited)
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents                          $  26,702   $ 25,583
Restricted Cash                                            -        273
Trade Accounts Receivable, less Allowance
 for Uncollectible Accounts of $378 in 1996
 and $303 in 1995                                     61,332     53,462
Inventories                                           51,360     43,841
Prepaid Expenses                                       2,289      1,518
Recoverable Income Taxes                              12,522     12,495
Net Assets Related to Discontinued Operations         21,529     45,488
   Total Current Assets                              175,734    182,660

PROPERTY, PLANT AND EQUIPMENT
Land and Land Improvements                            50,800     52,393
Buildings and Leasehold Improvements                  35,251     37,333
Machinery and Equipment                               51,038     45,151
                                                     137,089    134,877
Accumulated Depreciation                             (49,357)   (47,699)
                                                      87,732     87,178
Property under Capital Leases, less
 Accumulated Depreciation of $359
 in 1996 and $377 in 1995                                261        342
   Net Property, Plant and Equipment                  87,993     87,520

OTHER ASSETS
Deferred Divestiture Proceeds, Net                    28,897     33,935
Prepaid Pension Costs                                  9,892      9,892
Prepaid Rent on Leased Equipment                       5,644     17,075
Intangible Assets                                     16,365     16,694
Cash Surrender Value of Insurance Policies             6,815      8,748
Investments                                            8,121      1,029
Prepaid Finance Costs                                  3,557      3,818
Other                                                  3,028      3,485
   Total Other Assets                                 82,319     94,676

Total Assets                                       $ 346,046  $ 364,856

                       FIGGIE INTERNATIONAL INC.
                      CONSOLIDATED BALANCE SHEETS
               SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
                   (in thousands, except par value)

                                                   Sept. 30,   Dec. 31,
                                                      1996       1995
                                                  (Unaudited)
LIABILITIES

CURRENT LIABILITIES
Accounts Payable                                   $  27,265   $ 29,142
Accrued Insurance Reserves                             9,051     11,113
Accrued Compensation                                   8,751      8,129
Accrued Interest                                       8,615      5,097
Accrued Environmental Reserves                         3,654      4,754
Accrued Liabilities and Expenses                       6,692      8,022
Current Maturities of Long-Term Debt                   1,956     19,373
   Total Current Liabilities                          65,984     85,630

Long-Term Debt                                       184,551    194,955
Other Non-Current Liabilities                         27,249     34,517
  Total Liabilities                                  277,784    315,102



STOCKHOLDERS' EQUITY

Preferred Stock, $1.00 Par Value;
   Authorized, 3,217 Shares;
   Issued and Outstanding, None                            -          -
Class A Common Stock, $.10 Par Value;                  1,363      1,365
   Authorized, 18,000 Shares;
   Issued and Outstanding
   1996 - 13,629; 1995 - 13,651
Class B Common Stock, $.10 Par Value;                    471        472
   Authorized, 18,000 Shares;
   Issued and Outstanding
   1996 - 4,710; 1995 - 4,719
Capital Surplus                                      108,649    109,046
Accumulated Deficit                                  (42,758)   (60,008)
Unearned Compensation                                   (461)    (1,340)
Cumulative Translation Adjustment                        998        219
  Total Stockholders' Equity                          68,262     49,754

Total Liabilities and Stockholders' Equity         $ 346,046  $ 364,856


See Notes to Consolidated Financial Statements.

                       FIGGIE INTERNATIONAL INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                            (in thousands)
                              (Unaudited)


                                                            1996      1995
Operating Activities:
  Income (Loss) from Continuing Operations                $ 15,862 $ (13,999)
  Income from Discontinued Operations                        1,391    1,105
  Adjustments to Reconcile Income (Loss) to Net
   Cash Provided (Used) by Operating Activities:
    Depreciation and Amortization                            5,500    4,966
    Amortization of Unearned Compensation                      314    1,068
   Other, Net                                                 (300)    (428)
   Changes in Operating Assets and Liabilities:
    Accounts Receivable                                     (8,040)  (8,289)
    Inventories                                             (7,443)  (9,298)
    Prepaid Items                                             (840)   5,451
    Other Assets                                             1,819    8,183
    Accounts Payable                                        (1,830) (20,244)
    Accrued Liabilities and Expenses                        (1,337)  10,645
    Accrued Income Taxes                                         -   14,410
    Other Liabilities                                       (6,570)  (4,318)
Net Cash (Used) by Operating Activities                     (1,474) (10,748)

Investing Activities:
  Capital Expenditures for Continuing Operations            (5,140)  (4,419)
  Capital Expenditures for Discontinued Operations          (1,746) (18,483)
  Proceeds from Sale of Property, Plant and Equipment        4,420   10,858
  Proceeds from Business Divestitures                       32,442  186,156
  Purchases of Securities by Insurance Subs.                     -     (159)
Net Cash Provided by Investing Activities                   29,976  173,953

Financing Activities:
  Proceeds from Debt                                             -    3,963
  Principal Payments on Debt                               (27,821)(157,809)
  Common Stock Transactions, Net                               165     (189)
Net Cash (Used) by Financing Activities                    (27,656)(154,035)

Net (Decrease) in Cash and Cash Equivalents                    846    9,170

Cash and Cash Equivalents at Beginning of Year              25,856   68,300

Cash and Cash Equivalents at End of Period                $ 26,702 $ 77,470



See Notes to Consolidated Financial Statements.

              FIGGIE INTERNATIONAL INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




The financial information included herein has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and properly reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to present a fair statement of the financial results of operations for the periods covered by this report. The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the entire year.



(1)  Summary of Significant Accounting Policies:


The financial statements for the nine months ended September 30, 1996 and 1995 have been prepared in accordance with the accounting policies described in Note 1 of the Notes to Consolidated Financial Statements appearing in Figgie International Inc.'s 1995 Form 10-K.


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

(2)  Receivables:

Receivables consist of the following components (in thousands):

                                                    9/30/96  12/31/95
       U.S. Government
         Billed                                     $11,860   $11,604
         Unbilled                                    17,847    16,713
                                                     29,707    28,317
       Commercial
         Billed                                      32,003    25,448
         Allowance for Uncollectible Accounts          (378)     (303)
                                                    $61,332   $53,462



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


(3)  Inventories:

     Inventories are summarized as follows (in thousands):

                                                    9/30/96  12/31/95
       Raw Materials                                $22,074   $20,519
       Work in Process                               13,621    12,732
       Finished Goods                                18,661    11,966
       Inventory Reserves                            (2,996)   (1,376)
       Total                                        $51,360   $43,841

(4)  Divestitures and Net Assets Related to Discontinued Operations:

In October, 1996, the Company authorized the sale of its Taylor Environmental Instruments business ("Taylor"). Accordingly, Taylor has been accounted for as a discontinued operation as of September 30, 1996, and previously reported data has been restated. Income from Discontinued Operations reflects Taylor's operating income; no gain or loss from disposal has been recorded as the Company expects to generate a gain which will be accounted for upon consummation of the sale.

During the first nine months of 1996, the Company completed the sales of previously discontinued businesses. The Company sold Interstate Engineering, Hartman Electrical, the balance of Natural Resources and certain idle equipment and former facilities. As part of the consideration for Interstate Engineering, the Company received a $6.0 million partnership interest in the purchaser. The partnership interest is presented within the caption "Investments". The terms of the partnership agreement require a repayment of the $6.0 million investment and 9% annual interest on or before February 28, 2006.

Since the beginning of 1994, the Company has sold a number of businesses. The contracts under which the businesses were divested included representations and warranties, covenants and indemnification provisions made (a) by the Company to purchasers of the businesses and (b) by purchasers of businesses to the Company. Each transaction has contract terms specific to that transaction. The extent of representations and warranties made ranged from those qualified by time, knowledge, and dollar materiality to those representations and warranties which are unqualified. Covenants require the Company to act, or prevent the Company from acting, in a variety of ways, such as not competing with the purchasers of a business. Covenants also require the purchasers to act, or prevent them from acting, in a variety of ways. The duration of covenants range from those effective for a specified period of time to those which are indefinite.

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

As of September 30, 1996, net assets related to discontinued operations of $21.5 million represents the net assets of Taylor Environmental Instruments, a division of the Company, approximately 100 installation contracts in process of completion from the "Automatic" Sprinkler business, former facilities and specialized machinery and equipment of discontinued business units.

The amounts recorded as deferred divestiture proceeds and net assets related to discontinued operations are managements' best estimates of the amounts expected to be realized. The amounts the Company will ultimately realize could differ materially from the amounts recorded. The Company has a reserve of $19.8 million against these assets.



(5)  Income Taxes:

As of December 31, 1995, the Company had $49.2 million of tax carryforward attributes in excess of current and net deferred tax liabilities. These excess attributes were not recognized in the financial statements as of December 31, 1995. For the nine month and three month periods ended September 30, 1996, income taxes of approximately $6.6 and $2.5 million, respectively, at the statutory rates would have been provided; however, no income tax provision was recorded for continuing or discontinued operations as the Company recognized a portion of the excess tax attributes to offset them. The Company does not anticipate that a tax provision will be required for the entire year of 1996.

(6)  Credit Facility:

The Company has a $75 million revolving credit loan and letter of credit facility ("Credit Agreement") which expires on January 1, 1999. Within the Credit Agreement, the Company can issue up to $60 million in letters of credit. Borrowings are available up to the lesser of $75 million or a borrowing base which is tied to eligible receivables, inventory and machinery and equipment, less outstanding letters of credit.

As of September 30, 1996, $21.1 million of letters of credit were outstanding under the facility and no borrowings were outstanding ($30.1 million was available).

The facility is secured by certain accounts receivable, inventory, machinery and equipment and intangibles. The facility contains various affirmative and negative covenants, including restrictions on the payment of dividends and certain financial covenants, all of which have been met.



(7)  Long-Term Debt:

Total debt consists of the following (in thousands):

                                                  9/30/96      12/31/95
Long-Term Debt:
 9.875% Senior Notes due October 1, 1999         $174,000      $174,000
 Mortgage Notes                                    11,089        30,301
 10.375% Debentures                                     -         8,000
 Obligations under Capital Lease                    1,418         2,027
   Total                                          186,507       214,328

 Less - Current Maturities                         (1,956)      (19,373)

 Long-Term Debt                                  $184,551      $194,955


Mortgage notes are secured by real property, are due at various dates through 2009 and bear interest at rates ranging from 7.5% to 10.52%. The debentures were prepaid on August 30, 1996.

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

Earnings per share for the nine months and third quarter periods ended September 30, 1996 and 1995 were calculated using the following share data. Primary weighted-average shares were used in 1995 as fully diluted shares would have been anti-dilutive to the reported net loss.

                                                   (in thousands)
                                               1996     1996        1995      1995
                                             3rd Qtr   Nine Mos    3rd Qtr   Nine Mos
Primary Weighted-Average Number of Shares:
  Allocated Shares                           18,341    18,370      17,987     17,989
  Common Stock Equivalents of Stock Options     387       375         283        186
  Primary Weighted-Average                   18,728    18,745      18,270     18,175

Fully Diluted Weighted-Average Number of Shares:
  Unallocated ESOP shares
        1995
        1996
  Common Stock Equivalents                        -        12         58         154
  Fully Diluted Weighted-Average             18,728    18,757     18,328      18,329

(9)  Leases:

The Company leases manufacturing equipment under operating leases. The changes in rental commitments under operating leases during the quarter are as follows (in millions):
                                         Discontinued  Continuing
                                          Operations   Operations  Total
       Rental commitments at
         December 31, 1995                   $ 18.6     $ 24.9   $ 43.5
       Rental payments to lessors              (3.0)      (5.6)    (8.6)
       Use of prepaid rent asset to
         buy out equipment at
         lease-stipulated values               (9.3)      (2.3)   (11.6)
       Rental commitments at
         September 30, 1996                   $ 6.3     $ 17.0   $ 23.3


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

On December 19, 1994 the Company, its subsidiary Figgie Properties Inc. and the Richard E. Jacobs Group filed an action in the Common Pleas Court of Cuyahoga County, Ohio against the City of Cleveland seeking specific performance of a 1989 Master Development Agreement pertaining to a proposed real estate project known as Chagrin Highlands. The Company's complaint also seeks a declaratory judgment that the Master Development Agreement is in full force and effect and asks for an injunction preventing the City from interfering with the rights of the plaintiffs under that Agreement as well as compensatory damages in the amount of $100 million. The City of Cleveland filed a motion to dismiss the Company's complaint. On May 1, 1995, the Court denied the City's motion to dismiss the complaint and granted its motion to dismiss the Jacobs Group as a party plaintiff. On January 24, 1996, the Court denied the City's motion for summary judgment and granted the Company's motion for summary judgment with respect to several counts of a counterclaim filed by the City. On May 1, 1996, the parties reached agreement on the general terms of a settlement and the litigation was dismissed without prejudice. The settlement is subject to final approval by Council for the City of Cleveland.

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations Summary *

                           1st Qtr. 2nd Qtr. 3rd Qtr.Nine Mos. Nine Mos. 3rd Qtr.
(in thousands)               1996     1996     1996   1996       1995      1995
Net Sales                 $ 96,701 $101,415 $ 95,407 $293,523 $253,124 $ 87,286
 Cost of Sales              71,240   73,682   69,856  214,778  189,333   65,194
Gross Profit on Sales       25,461   27,733   25,551   78,745   63,791   22,092
 % of Net Sales               26.3%    27.3%    26.8%    26.8%   25.2%    25.3%
Operating Expenses:
 Selling, General & Admin.  12,980   12,963   11,643   37,586   37,267   12,890
 Research and Development    3,133    3,455    3,904   10,492   10,039    3,667
Total Operating Expenses    16,113   16,418   15,547   48,078   47,306   16,557
Operating Income (Loss)   $  9,348 $ 11,315 $ 10,004 $ 30,667 $ 16,485 $  5,535
  % of Net Sales               9.7%    11.2%    10.5%    10.4%    6.5%     6.3%

For the first nine months of 1996, Net Sales increased $40.4 million from the same period in 1995, or 16%, to $293.5 million. The 1996 third quarter sales were $8.1 million, or 9%, higher when compared to the 1995 third quarter. Sales increases were achieved at the Snorkel and Scott segments, and decreases in sales occurred at Interstate Electronics. Net Sales decreased $6 million or 6% to $95.4 million in the third quarter as compared to the second quarter of 1996.

Gross Profit for the nine months improved $15.0 million ($3.5 million for the third quarter). The gross margin improved to 26.8% of net sales as compared to 25.2% in 1995 for the nine months. The gross margin for the third quarter of 1996 was 26.8%, compared to 25.3% in 1995. Snorkel contributed significantly to the margin improvements.

Selling, General and Administrative expenses for the nine months improved as a percentage of net sales to 12.8% in 1996, compared to 14.7% in 1995. The third quarter similarly improved. Lower Corporate G&A expense was responsible for the majority of the improvement.

Operating Income for the nine months amounted to $30.7 million in 1996, as compared to $16.5 million in 1995.

Segment Information

The Company is a manufacturer of technology-driven products with operations in three segments, Interstate Electronics Corporation, Scott, and Snorkel. The results of operations are most meaningful when analyzed and discussed in this manner.


* In anticipation of its sale, Taylor Environmental Instruments has been classified as discontinued and, accordingly, the financial statements have been reclassified.

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

The results of operations for Interstate Electronics were as follows:

                           1st Qtr. 2nd Qtr. 3rd Qtr. Nine Mos. Nine Mos. 3rd Qtr.
(in thousands)               1996     1996     1996     1996      1995      1995
Net Sales                 $ 22,447 $ 23,087 $ 23,244 $ 68,778  $ 75,692  $ 23,971
 Cost of Sales              15,983   16,526   16,089   48,598    55,364    17,849
Gross Profit on Sales        6,464    6,561    7,155   20,180    20,328     6,122
 % of Net Sales               28.8%    28.4%    30.8%    29.3%     26.9%     25.5%
Operating Expenses:
 Selling, General & Admin.   3,083    2,896    2,713    8,692     8,777     2,989
 Research and Development    1,796    2,198    2,410    6,404     6,265     2,330
Total Operating Expenses     4,879    5,094    5,123   15,096    15,042     5,319
Operating Income (Loss)   $  1,585 $  1,467  $ 2,032 $  5,084  $  5,286  $    803
  % of Net Sales               7.1%     6.4%     8.7%     7.4%      7.0%      3.3%

Discussion of 1996 Compared to 1995:

Net Sales declined for the nine months due to lower revenue from military GPS systems and for the third quarter due to lower revenue from strategic weapon systems. There was a minimal amount of commercial sales during the nine months and third quarter.

Gross Margin increased for the nine months and third quarter due to favorable overhead rates based on year-to-date spending.

Selling, General and Administrative expenses are lower for the nine months and third quarter due to cost reduction activity.

Research and Development is higher for the nine months and third quarter due to expenditures associated with the certification process for the flight management system.

Scott

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

The results of operations for Scott were as follows:

                           1st Qtr. 2nd Qtr. 3rd Qtr. Nine Mos. Nine Mos. 3rd Qtr.
(in thousands)               1996     1996     1996     1996      1995      1995
Net Sales                 $ 32,941 $ 33,342 $ 34,367 $100,650  $ 83,172  $ 28,724
 Cost of Sales              22,618   22,948   24,126   69,692    56,166    19,384
Gross Profit on Sales       10,323   10,394   10,241   30,958    27,006     9,340
 % of Net Sales               31.3%    31.2%    29.8%    30.8%     32.5%     32.5%
Operating Expenses:
 Selling, General & Admin.   3,147    3,099    3,071    9,317     8,457     2,690
 Research and Development      625      616      838    2,079     1,972       671
Total Operating Expenses     3,772    3,715    3,909   11,396    10,429     3,361
Operating Income (Loss)   $  6,551 $  6,679 $  6,332 $ 19,562  $ 16,577   $ 5,979
  % of Net Sales              19.9%    20.0%    18.4%    19.4%     19.9%     20.8%

Discussion of 1996 Compared to 1995:

Net Sales increased 21% for the nine months (20% for the third quarter) due to the impact of emergency escape breathing equipment sales to the government, increased oxygen product sales to aviation customers and increased breathing apparatus sales to safety customers.

Gross Margin is lower for the nine months due to a shift in product mix reflected by increased sales to government and aviation customers and for the third quarter of 1996 as well due to the shipment of a large, lower margin order to a new customer.

Selling, General and Administrative expenses have increased for the nine months and third quarter in support of increased sales, but are lower as a percent of sales when compared to the same periods last year.

Snorkel

The Snorkel division manufacturers self-propelled aerial work platforms such as telescopic and articulating booms and scissorlifts for use in construction and maintenance activities. Snorkel also fabricates and services booms that are mounted on fire apparatus to deliver large quantities of water from elevated positions.

The results of operations for Snorkel were as follows:

                           1st Qtr. 2nd Qtr. 3rd Qtr. Nine Mos.  Nine Mos.  3rd Qtr.
(in thousands)               1996     1996     1996     1996       1995       1995
Net Sales                 $ 41,313 $ 44,986 $ 37,796 $124,095   $ 94,260    $ 34,591
 Cost of Sales              32,639   34,208   29,641   96,488     77,803      27,961
Gross Profit on Sales        8,674   10,778    8,155   27,607     16,457       6,630
 % of Net Sales               21.0%    24.0%    21.6%    22.2%      17.5%       19.2%
Operating Expenses:
 Selling, General & Admin.   2,679    2,815    2,054    7,548      5,909       2,071
 Research and Development      712      641      656    2,009      1,802         666
Total Operating Expenses     3,391    3,456    2,710    9,557      7,711       2,737
Operating Income (Loss)   $  5,283 $  7,322  $ 5,445 $ 18,050   $  8,746    $  3,893
  % of Net Sales              12.8%    16.3%    14.4%    14.5%       9.3%       11.3%

Discussion of 1996 Compared to 1995:

Net Sales increased 32% compared to last year for the nine months (9% for the third quarter) due to high market demand for aerial work platforms. Domestic sales increased 26% for the nine months (2% for the third quarter). International sales increased 69% for the nine months (63% for the third quarter). Sales for the third quarter were down compared with the second quarter of 1996. This was due to several factors, including uneven demand industrywide for aerial work platforms, some supplier component delays, and hesitancy among Snorkel dealers to order products amid rumors the division was for sale.

Gross Profit amounts and gross margin percentages improved substantially for the nine months and the third quarter due to increased plant throughput, improved purchasing costs and manufacturing efficiencies in the scissorlift line.

Selling, General and Administrative expenses for the nine months increased due to additional selling costs related to the increased sales volume.

Corporate and Unallocated Costs and Expenses

Corporate activity and unallocated costs and expenses were as follows:


                          1st Qtr. 2nd Qtr. 3rd Qtr. Nine Mos. Nine Mos.3rd Qtr.
(in thousands)               1996     1996     1996     1996      1995    1995

Selling, General & Admin.  $ 4,071  $ 4,153  $ 3,805  $12,029  $14,124  $ 5,140
Other Expenses (Income):
  Refinancing Costs            218      268      254      740   10,806      756
  Interest Expense           5,119    4,927    4,867   14,913   22,984    6,416
  Interest Income             (211)    (372)    (551)  (1,134)  (1,731)    (306)
  Other, Net                   381      182     (277)     286   (1,575)  (1,629)


Discussion of 1996 Compared to 1995:

Selling, General and Administrative expenses are down significantly in 1996 due to the recurring impact of the 1995 cutback of corporate staff, a decrease in travel and other expenses associated with divestitures and numerous other cost-cutting measures. The nine months of 1996 includes a $1.2 million provision for estimated professional costs of the strategic alternatives review.

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

Financial Position and Liquidity

Accounts Receivable at September 30, 1996 are $61.3 million, compared to $53.5 million as of the end of 1995. Increased sales at Snorkel and Scott account for the increase.

Inventories increased by $7.5 million due to finished goods levels at Snorkel.

Operations required $1.5 million, principally for working capital. Through September 30, 1996, the Company continued to sell the net assets presented in the Company's balance sheet as Net Assets Related to Discontinued Operations and to apply the proceeds to reduce debt. The proceeds from divestitures and asset sales generated $36.9 million which was used to pay down $27.8 million of debt since year-end 1995. On August 30, 1996, the Company prepaid the $6.5 million debentures outstanding at that date.

Expenditures for property, plant and equipment were $5.1 million (for continuing operations) for the nine months. 1996 expenditures were principally for machinery and equipment. Capital expenditures in 1996 are expected to be approximately $8 million and are expected to be funded from internally generated funds.

Liquidity is provided by the Company's cash and cash equivalents, divestiture proceeds and the $75 million credit facility. $30.1 million was available for borrowing at September 30, 1996 under the facility and no borrowings were outstanding.

The Company's adoption on January 1, 1996 of the new accounting standard for the impairment of long-lived assets had no effect on the results of operations, financial position or cash flow. The Company will adopt the disclosure requirement of the new accounting principle for stock-based employee compensation plans in its 1996 annual financial statements.

On February 21, 1996, the Board of Directors determined to explore strategic alternatives to enhance shareholder value, including the possible sale of all or a portion of the Company. On October 16, 1996, the Board of Directors concluded the study and determined that the most appropriate strategy was to operate and grow the Scott, Snorkel and Interstate Electronics businesses and to divest the $18 million-revenue Taylor business.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

           None


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



   FIGGIE INTERNATIONAL


                                       By:         /s/
                                          Steven L. Siemborski
                                          Senior Vice President and
                                          Chief Financial Officer
                                          (Duly Authorized and
                                          Principal Financial Officer)
Date: October 25, 1996

                             EXHIBIT INDEX


27.0      Financial Data Schedule