Form 10-K405
period 1996-12-31
FIGGIE INTERNATIONAL INC /DE/
filed 1997-02-10
CIK 720032

                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549
                               FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   12/31/96           Commission file number   1-8591

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

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN,AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ X ]

STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT. (THE AGGREGATE MARKET VALUE SHALL BE COMPUTED BY REFERENCE TO THE PRICE AT WHICH THE STOCK WAS SOLD, OR THE AVERAGE BID AND ASKED PRICES OF SUCH STOCK, AS OF A SPECIFIED DATE WITHIN 60 DAYS PRIOR TO THE DATE OF FILING.)

    At January 24, 1997 - $199,429,616

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                                                    Outstanding as of 1/24/97
 Class A Common Stock, Par Value $.10 Per Share             13,681,977

 Class B Common Stock, Par Value $.10 Per Share              4,712,747


DOCUMENTS INCORPORATED BY REFERENCE: LIST THE FOLLOWING DOCUMENTS IF INCORPORATED BY REFERENCE AND THE PART OF THE FORM 10-K INTO WHICH THE DOCUMENT IS INCORPORATED: (1) ANY ANNUAL REPORT TO SECURITY HOLDERS; (2) ANY PROXY OR INFORMATION STATEMENT; AND (3) ANY PROSPECTUS FILED PURSUANT TO RULE
424 (b) OR   UNDER THE SECURITIES ACT OF 1933.  (THE LISTED DOCUMENTS SHOULD
BE CLEARLY DESCRIBED FOR IDENTIFICATION PURPOSES.)

Proxy Statement Re: 1996 Annual Stockholders' Meeting(See Part III)

Certain documents incorporated from prior filings (See Part IV)

                           TABLE OF CONTENTS

PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .4

    Item 1.     Business . . . . . . . . . . . . . . . . . . . . . . .4
        Customers. . . . . . . . . . . . . . . . . . . . . . . . . . .5
        Competition. . . . . . . . . . . . . . . . . . . . . . . . . .5
        Patents and Trademarks . . . . . . . . . . . . . . . . . . . .5
        Backlog of Orders. . . . . . . . . . . . . . . . . . . . . . .5
        Raw Materials. . . . . . . . . . . . . . . . . . . . . . . . .6
        Effect of Environmental Compliance . . . . . . . . . . . . . .6
        Employees. . . . . . . . . . . . . . . . . . . . . . . . . . .6
        Research and Development . . . . . . . . . . . . . . . . . . .6
        Distribution . . . . . . . . . . . . . . . . . . . . . . . . .6
        Financial Information About the Company's Business Segments. .7
        Executive Officers of the Company. . . . . . . . . . . . . . .8

    Item 2.  Properties. . . . . . . . . . . . . . . . . . . . . . . .9
        Principal Facilities . . . . . . . . . . . . . . . . . . . . .9

    Item 3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . .9

    Item 4.  Submission of Matters to a Vote of Security Holders . . 10

PART II. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11

    Item 5.     Market for the Company's Common Stock and Related
                Stockholder Matters. . . . . . . . . . . . . . . . . 11

    Item 6.     Summary of Selected Financial Data . . . . . . . . . 12

    Item 7.     Management's Discussion and Analysis of Financial
                Condition and Results of Operations. . . . . . . . . 13
        FINANCIAL SUMMARY. . . . . . . . . . . . . . . . . . . . . . 13
        INTERSTATE ELECTRONICS CORPORATION . . . . . . . . . . . . . 15
        SCOTT. . . . . . . . . . . . . . . . . . . . . . . . . . . . 17
        SNORKEL. . . . . . . . . . . . . . . . . . . . . . . . . . . 19
        CORPORATE AND UNALLOCATED COSTS AND EXPENSES . . . . . . . . 21

    Item 8.     Financial Statements and Supplementary Data. . . . . 24
        REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS . . . . . . . . . . 24
        CONSOLIDATED STATEMENTS OF OPERATIONS. . . . . . . . . . . . 25
        CONSOLIDATED BALANCE SHEETS. . . . . . . . . . . . . . . . . 26
        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY. . . . . . . 28
        CONSOLIDATED STATEMENTS OF CASH FLOWS. . . . . . . . . . . . 29
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS . . . . . . . . . 30
         (1)    Summary of Significant Accounting Policies . . . . . 30
                PRINCIPLES OF CONSOLIDATION. . . . . . . . . . . . . 30
                NATURE OF OPERATIONS . . . . . . . . . . . . . . . . 30
                USE OF ESTIMATES . . . . . . . . . . . . . . . . . . 30
                CASH . . . . . . . . . . . . . . . . . . . . . . . . 30
                LONG-TERM CONTRACTS. . . . . . . . . . . . . . . . . 30
                CONCENTRATION OF CREDIT RISK . . . . . . . . . . . . 31
                INVENTORIES. . . . . . . . . . . . . . . . . . . . . 31
                PROPERTY, PLANT AND EQUIPMENT. . . . . . . . . . . . 31
                LAND AND LAND IMPROVEMENTS . . . . . . . . . . . . . 31

                INTANGIBLES. . . . . . . . . . . . . . . . . . . . . 31
                CAPITALIZATION OF INTEREST . . . . . . . . . . . . . 31
                ENVIRONMENTAL COMPLIANCE . . . . . . . . . . . . . . 31
                INCOME TAXES . . . . . . . . . . . . . . . . . . . . 31
                SELF-INSURANCE PROGRAMS. . . . . . . . . . . . . . . 32
                EARNINGS PER SHARE . . . . . . . . . . . . . . . . . 32
                STOCK OPTIONS. . . . . . . . . . . . . . . . . . . . 32
         (2)    Restructuring and Refinancing Costs. . . . . . . . . 33
         (3)    Discontinued Operations. . . . . . . . . . . . . . . 34
         (4)    Income Taxes . . . . . . . . . . . . . . . . . . . . 36
         (5)    Inventories. . . . . . . . . . . . . . . . . . . . . 37
         (6)    Receivables. . . . . . . . . . . . . . . . . . . . . 38
         (7)    Credit Facility and Debt Refinancing . . . . . . . . 38
         (8)    Long-Term Debt . . . . . . . . . . . . . . . . . . . 39
         (9)    Leases . . . . . . . . . . . . . . . . . . . . . . . 40
         (10)   Contingent Liabilities . . . . . . . . . . . . . . . 41
         (11)   Pension and Retirement Benefits Plans. . . . . . . . 42
         (12)   Capital Stock. . . . . . . . . . . . . . . . . . . . 43
         (13)   Stock Options. . . . . . . . . . . . . . . . . . . . 43
         (14)   Restricted Stock Purchase Plans. . . . . . . . . . . 45
         (15)   Employee Stock Ownership Plans . . . . . . . . . . . 46
         (16)   Industry Segment Data. . . . . . . . . . . . . . . . 47
        QUARTERLY FINANCIAL DATA (UNAUDITED) . . . . . . . . . . . . 48



    Item 9.     Disagreements on Accounting and Financial Disclosure 49

PART III . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 49

    Item 10.    Directors and Executive Officers of the Registrant . 49

    Item 11.    Executive Compensation . . . . . . . . . . . . . . . 49

    Item 12.    Security Ownership of Certain Beneficial Owners and
                Management . . . . . . . . . . . . . . . . . . . . . 49

    Item 13.    Certain Relationships and Related Transactions . . . 49

PART IV. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 50

    Item 14.    Exhibits, Financial Statement Schedules and Reports on
                Form 8-K . . . . . . . . . . . . . . . . . . . . . . 50
        VALUATION AND QUALIFYING ACCOUNTS. . . . . . . . . . . . . . 54
        REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS . . . . . . . . . . 55

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 56

EXHIBIT INDEX. . . . . . . . . . . . . . . . . . . . . . . . . . . . 57

    SUBSIDIARIES OF THE COMPANY. . . . . . . . . . . . . . . . . . . 59

    CONSENTS OF INDEPENDENT PUBLIC ACCOUNTANTS . . . . . . . . . . . 60

Except as otherwise stated, the information contained in this Annual Report is as of December 31, 1996.

                                PART I

Item 1. Business

Figgie International Inc. (referred to, with all of its consolidated subsidiaries and divisions, and their predecessor entities, unless the context otherwise requires, as the "Company") is comprised of three reporting segments as set forth below:

    Interstate Electronics Corporation ("Interstate Electronics") develops and produces sophisticated telemetry, instrumentation and data recording systems and position measuring systems referred to as Global Positioning Systems ("GPS"), for the U.S. Navy's Polaris/Poseidon, TRIDENT, and TRIDENT II ships; precise GPS for aircraft and turnkey test ranges; and GPS for commercial and business aircraft navigation and landing systems. Interstate Electronics also designs and produces plasma, liquid crystal and cathode-ray tube display systems for a variety of shipboard and aircraft applications. In addition, Interstate Electronics manufactures sophisticated bandwidth-on-demand satellite communication modems and terminals for government and commercial applications.

    The Scott Aviation ("Scott") division manufactures the Scott Air Pak* and other life support products for fire fighting and personal protection against industrial contaminants. The air-purifying products provide protection against environmental and safety hazards. Scott manufactures protective breathing equipment, pilot and crew oxygen masks plus emergency oxygen for passengers on commercial, government and private aircraft. Scott also manufactures instruments to detect the presence of combustible or toxic gases and the lack of oxygen.

    The Snorkel division manufactures self-propelled aerial work platforms, such as telescopic and articulating booms and scissorlifts for use in construction and maintenance activities. Snorkel also fabricates and services booms that are mounted on fire apparatus to deliver large quantities of water from elevated positions. The division also includes the operations of the Company's subsidiary in New Zealand, which manufacturers trailer mounted booms in New Zealand and distributes Snorkel products in Australia, New Zealand and Southeast Asia.

The Company's business is generally managed at the operating division and subsidiary level. Financial, legal, real estate and certain administrative functions are performed at the corporate offices of the Company. The Company's real estate development activities, conducted through its subsidiary, Figgie Properties, Inc., are reported as a corporate department.




* Registered or common law trademarks and service marks of Figgie International Inc. and its subsidiaries.

Through December 31, 1996, the Company concluded the sales of all of its previously discontinued businesses. For further discussion of the Company's divestment of these operations, see "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of
Operations", included elsewhere herein.


Customers

The U.S. Government accounted for 24.7%, 28.4% and 35.2% of the Company's total net sales and 91.4%, 87.6% and 90.7% of the net sales of Interstate Electronics for 1996, 1995 and 1994, respectively. No other single customer accounted for more than 10% of the Company's net sales. Approximately 80% of Interstate's net sales for the next year are expected to come from U.S. government contracts. These net sales are subject to the standard government contract clause that permits the government to terminate such contracts at its convenience. In the event of such termination, there are provisions to enable the Company to recover its costs plus a fee. The Company does not anticipate the termination of any of its major government contracts.

Competition

The Company's segments are engaged in industries characterized by substantial competition in the form of price, service, quality, and design. The Company believes that in the United States it is among the leading manufacturers of protective breathing and emergency oxygen equipment.

Patents and Trademarks

The Company owns and is licensed under a number of patents and trademarks that it regards as sufficient for its operations. It believes its business as a whole is not materially dependent upon any one patent, trademark or license or technologically-related group of patents or licenses.

Backlog of Orders

As of December 31, 1996 and 1995, the Company had a backlog of orders as follows (in millions):
                                                1996    1995
         Interstate Electronics:
            Under contract                      $ 12    $ 46
            Under contract and funded             53      38
                                                  65      84
         Scott                                    53      48
         Snorkel                                  45      81
                                                $163    $213

On these dates such backlog amounts were believed to be firm. However, final verification of the Company's backlog estimates depends on, among other things, government funding and general economic and business conditions in 1997 that cannot be predicted. Of the backlog, $5.3 million and $37.8 million at December 31, 1996 and 1995, respectively, are not expected to be completed within twelve months.

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

Employees

As of December 31, 1996, the Company's workforce was comprised of 2,468 employees. Approximately 200 employees are covered by a collective bargaining agreement expiring on November 12, 1999 . The Company considers its overall relations with its workforce to be satisfactory.


Research and Development

During 1996, the Company's research and development activities consisted principally of further development of high technology, defense-based products to commercial applications at Interstate Electronics and, to a lesser extent, customary product development activities at Scott and Snorkel. Research and development expenditures were $14.7 million, $13.6 million and $18.2 million for 1996, 1995 and 1994, respectively.


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

Financial Information About the Company's Business Segments

              FIGGIE INTERNATIONAL INC. AND SUBSIDIARIES
                            (in thousands)

                                                       Year Ended December 31
Sales to Unaffiliated Customers* and by Product Line: 1996 1995 1994 Interstate Electronics
 Strategic Weapon Systems                         $ 45,494  $ 50,914 $ 52,909
 Global Positioning Systems                         26,099    28,205   37,964
 Other                                              18,944    19,146   22,764
                                                    90,537    98,265  113,637
Scott
 Health/Safety Products                           $ 70,783  $ 62,058 $ 62,243
 Aviation/Government Products                       65,901    50,511   36,447
                                                   136,684   112,569   98,690
Snorkel
 Booms                                            $ 87,263  $ 78,209 $ 51,719
 Scissorlifts and Other                             71,233    51,775   35,279
                                                   158,496   129,984   86,998

  Total Sales to Unaffiliated Customers           $385,717  $340,818 $299,325

Major Customer Sales*:
  Interstate Electronics                          $ 82,752  $ 86,121 $103,095
  Scott                                             12,591    10,648    2,335
  Snorkel                                               10         6       75
  Total Sales to U.S. Government                  $ 95,353  $ 96,775 $105,505

Export Sales - United States to*:
  Canada                                          $ 14,974  $ 14,690 $ 11,726
  Other                                             25,079    24,477   20,254
  Total U.S. Export Sales                         $ 40,053  $ 39,167 $ 31,980

Operating Profit (Loss)*:
  Interstate Electronics                          $  5,055  $  5,883 $  6,010
  Scott                                             26,914    21,145   17,775
  Snorkel                                           22,078    12,584    4,491
     Total for Reporting Segments                   54,047    39,612   28,276
  Corporate and unallocated expenses               (14,019)  (18,436) (45,495)
  Total Operating Profit (Loss)                   $ 40,028  $ 21,176 $(17,219)

Identifiable Assets:
  Interstate Electronics                          $ 58,395  $ 52,813 $ 50,750
  Scott                                             48,787    37,331   31,901
  Snorkel                                           67,202    59,234   50,556
  Corporate                                        170,882   136,055  177,322
  Discontinued Operations                           27,519    79,423  326,481
  Total Identifiable Assets                       $372,785  $364,856 $637,010

Capital Expenditures:
  Interstate Electronics                          $  2,518  $  1,113 $  3,713
  Scott                                              2,202     1,251    1,501
  Snorkel                                            2,816     2,199    5,658
  Corporate                                          2,183     1,624    2,780
  Discontinued Operations                              560    19,157   36,652
  Total Capital Expenditures                      $ 10,279  $ 25,344 $ 60,304

Depreciation and Amortization:
  Interstate Electronics                          $  1,737  $  1,616 $  1,083
  Scott                                              1,597     1,179    1,024
  Snorkel                                            2,589     2,014    1,591
  Corporate                                            441       855    3,957
  Discontinued Operations                              789       630   33,978
  Total Depreciation and Amortization             $  7,153  $  6,294 $ 41,633


* Excludes those operating units that are discontinued operations. See "Item 7- Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

  Executive Officers of the Company

  As of February 3,1997, the following executive officers of the Company serve in the positions indicated:

    GLEN W. LINDEMANN, President, Scott Aviation since June 15, 1989; and a Director of the Company since November, 1996; age 57.

    STEVEN L. SIEMBORSKI, Senior Vice President and Chief Financial Officer, and a Director of the Company since July 1, 1994. Mr. Siemborski was associated with the firm of Ernst & Young from 1976 to 1994, most recently as a Partner in Ernst & Young's Special Services Group; age 42.

    WILLIAM J. SICKMAN, Vice President - Corporate Relations since February 1, 1997; Director - Human Resources and Administration from September, 1994 to January, 1997; Manager - Manpower Development from March, 1992 to August, 1994; Manager - Employee Relations from August, 1988 to February, 1992; age 44.

    ROBERT D. VILSACK, Vice President, General Counsel and Secretary since February 1, 1997; General Counsel and Secretary from July, 1996 until February, 1997; General Counsel and Assistant Secretary from February, 1996 until July, 1996; Corporate Counsel from September, 1990 until July, 1996; age 35.


  In addition, as of February 3, 1997 the Chief Executive Office functions of the Company are being performed by the Office of the Chairman, formed by the Board of Directors of the Company upon the resignation on January 24, 1997 of John P. Reilly as Chief Executive Officer and President. Mr. Reilly remains Chairman of the Board of the Company. The members of the Office of the Chairman are Messrs. Reilly, Lindemann and Siemborski.

  Item 2.  Properties


  The Company's principal manufacturing plants in the United States have approximately 915,000 square feet of floor area for manufacturing, warehousing and administrative uses. Approximately 720,000 square feet of this area is owned and the balance is leased. The Company believes its facilities are suitable for its purposes, having adequate productive capacity for the Company's present and anticipated needs.


                           Principal Facilities
                                                             Approx.
                                                           Floor Area
         Reporting Segment         Location                (Sq. Feet)
         Interstate Electronics    Anaheim, CA                376,000

         Scott                     Monroe, NC                 123,000
                                   Lancaster, NY              111,000
                                   South Haven, MI             25,000

         Snorkel                   Elwood, KS                  81,000
                                   St. Joseph, MO              15,000
                                   Elwood, KS(leased)         185,000



  Item 3.  Legal Proceedings

  On December 19, 1994, the Company, its subsidiary Figgie Properties Inc. and the Richard E. Jacobs Group filed an action in the Common Pleas Court of Cuyahoga County, Ohio against the City of Cleveland seeking specific performance of a 1989 Master Development Agreement pertaining to a proposed real estate project known as Chagrin Highlands. The Company's complaint also seeks a declaratory judgement that the Master Development Agreement is in full force and effect and asks for an injunction preventing the City from interfering with the rights of the plaintiffs under that Agreement as well as compensatory damages in the amount of $100 million. The City of Cleveland filed a motion to dismiss the Company's complaint. On May 1, 1995, the Court denied the City's motion to dismiss the complaint and granted its motion to dismiss the Jacobs Group as a party plaintiff. On January 24, 1996, the Court denied the City's motion for summary judgement and granted the Company's motion for summary judgement with respect to several counts of a counterclaim filed by the City. On May 1, 1996, the parties reached an agreement on the general terms of a settlement and the litigation was dismissed without prejudice. The settlement is subject to final approval by Council for the City of Cleveland.

  Costs charged by the Company to the U.S. Government in the performance of U.S. Government contracts are subject to inquiry and audit. Several years are open. The Company has provided a reasonable reserve for possible disallowed costs. The Company has been cooperating with the U.S. Government in two criminal investigations, one involving possible improprieties at a facility where a division of the Company was a supplier, and the second involving the amount of corporate charges allocated to certain of the Company's operating units. The Company has furnished documents and other information and denies any wrongdoing in both investigations. Nevertheless, the ultimate resolution of these matters could result in sanctions and damages sought by the government, and affect the Company's ability to obtain future government contracts.

  The Company is also involved in ordinary routine litigation incidental to its business. Management does not believe that such litigation will have a material adverse effect upon the Company.



  Item 4.  Submission of Matters to a Vote of Security Holders


  The annual stockholders meeting was held on November 26, 1996. The votes cast by the record holders on the record date for the annual meeting of 13,641,613 shares of Class A Common Stock (1/20th of a vote per share) and 4,715,807 shares of Class B Common Stock (1 vote per share) entitles to cast 682,081 and 4,695,314 votes, respectively, were as follows:

  Amendment to the Bylaws. The proposed amendment to the Bylaws to provide that the Board shall consist of not less than five nor more than eleven Directors was adopted pursuant to the following vote:

     For                  4,596,858
     Against                162,492
     Abstain                125,583

  Election of Directors. The nominees for Director were elected pursuant to the following vote:

                                           AUTHORITY
     NOMINEE                FOR            WITHHELD

     Glen Lindemann         3,696,592      1,118,343
     Harrison Nesbit II     3,867,848      1,017,087

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

  The high and low sales prices recorded on the NASDAQ/NMS System for each quarterly period during the years 1996 and 1995 are set forth below.


                                 1996                         1995
                               Quarter                      Quarter
                      1st    2nd     3rd    4th     1st    2nd     3rd   4th
  Class A Common:
   Low            $10.00  $13.00  $12.50 $10.00   $5.938 $7.875 $8.375  $9.875
   High           $13.625 $16.375 $15.75 $13.75   $9.125 $9.625 $14.125 $13.25

  Class B Common:
   Low            $10.00  $12.25  $11.625 $9.125  $6.00  $7.00  $7.50   $9.00
   High           $12.875 $15.50  $14.625 $12.875 $9.00  $8.75  $13.75  $12.75

  As of January 24, 1997, there were 5,977 holders of Class A Common Stock and 4,877 holders of Class B Common Stock.

  No dividends were paid in 1996 or 1995.

 Item 6.     Summary of Selected Financial Data

  The following tables set forth selected consolidated financial data of the Company for the five years ended December 31, 1996. This data has been derived from the Company's audited consolidated financial statements. These tables should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of the Company included elsewhere herein. The report of Arthur Andersen LLP, independent auditors, covering the Company's consolidated financial statements for the years ended December 31, 1996, 1995 and 1994, is also included elsewhere herein.

  Beginning in 1994 and concluding in 1996, the Company sold a number of itsbusiness operations to reduce debt and concentrate on its technology-driven manufacturing companies.

                                     Year Ended December 31
                                      1996      1995      1994      1993          1992
Financial Data (in thousands)
Net Sales                        $ 385,717   $ 340,818   $ 299,325   $ 268,297     $ 265,578

Income (Loss) from
   Continuing Operations
   before Change in Accounting
   Principle                     $ 50,302    $ (12,364)   $ (86,784) $  (83,829)   $ (11,262)
(Loss) from Discontinued
   Operations                     (27,002)      (3,726)     (79,946)   (101,785)      39,561
Cumulative Effect of Change
   in Accounting Principle              -            -            -       5,839            -
Net Income(Loss)                 $  23,300   $ (16,090)   $(166,730) $ (179,775)   $  28,299

Total Assets                     $ 372,785   $ 364,856    $ 637,010  $ 919,078    $1,008,269
Total Debt                       $ 186,256   $ 214,328    $ 413,311  $ 539,737    $  453,809

Per Share Data
Income (Loss) from
   Continuing Operations
   before Change in Accounting
   Principle                       $ 2.69      $ (0.68)     $ (4.90)   $ (4.71)      $ (0.64)
(Loss)from Discontinued
   Operations                       (1.44)       (0.21)       (4.51)     (5.73)         2.25
Cumulative Effect of Change
   in Accounting Principle              -            -            -        .33             -
Net Income (Loss)                 $  1.25      $ (0.89)     $ (9.41)   $(10.11)      $  1.61

Cash Dividends Class A Shares           -            -            -       0.435         0.500
               Class B Shares           -            -            -       0.435         0.500

Book Value                        $  4.05      $  2.71      $  3.55    $ 11.84       $ 22.14

  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  FINANCIAL SUMMARY
  Discussion of 1996 Compared to 1995

  Net sales increased 13% in 1996 to $385.7 million from $340.8 million in 1995. Greater volume at both Snorkel and Scott offset the reduction at Interstate Electronics. Gross profit improved 20% in 1996 to $103.2 million from $86.3 million in 1995 as a result of higher sales and improved margins. The operating profit improved by $18.8 million to $40.0 million as a result of the improved gross profit and lower SG&A expenses. Significant reductions of interest expense and refinancing costs combined with the increase in operating income contributed to pretax income from continuing operations of $22.6 million compared with a loss of $12.4 million in 1995.

  Included in the results of continuing operations was an income tax benefit of $27.7 million representing the recognition of tax loss carryforwards given the Company's sustained profitability for six quarters. The Company also recorded a $27.0 million charge, net of related tax benefits of $14.5 million, related to discontinued operations. The net income for 1996 was $23.3 million or $ 1.25 per share compared to a loss of $16.1 million or $0.89 per share in 1995.


  1996 Quarterly Results were as follows:

                                      (in thousands)

                               First    Second     Third    Fourth    Twelve
                             Quarter   Quarter   Quarter   Quarter    Months
                                1996      1996      1996      1996      1996
Net Sales                   $ 96,701 $ 101,415  $ 95,407  $ 92,194  $385,717
 Cost of Sales                71,240    73,682    69,856    67,785   282,563
Gross Profit on Sales         25,461    27,733    25,551    24,409   103,154
 % of Sales                    26.3%     27.3%     26.8%     26.5%     26.7%
Operating Expenses:
 Selling, General and Admin.  12,980    12,963    11,643    10,852    48,438
 Research and Development      3,133     3,455     3,904     4,196    14,688
Total Operating Expenses      16,113    16,418    15,547    15,048    63,126
Operating Profit             $ 9,348  $ 11,315  $ 10,004  $ 9,361*   $40,028
 % of Sales                     9.7%     11.2%     10.5%     10.1%     10.4%
Other Expense (Income):
 Refinancing Costs               218       268       254       253       993
 Interest Expense              5,119     4,927     4,867     4,907    19,820
 Interest Income                (211)     (372)     (551)     (998)   (2,132)
 Other, Net                      381       182      (277)   (1,529)   (1,243)
Income from Continuing
   Operations before tax       3,841     6,310     5,711     6,728    22,590
Income Tax Benefit                 -         -         -    27,712    27,712
Income from Continuing
   Operations                  3,841     6,310     5,711    34,440    50,302
Discontinued Operations:
  Income (Loss) from
     Operations, net of tax      365       109       917      (111)    1,280
  Loss on Disposal,net of tax      -         -         -   (28,282)  (28,282)
        Total                    365       109       917   (28,393)  (27,002)

Net Income                     4,206     6,419     6,628     6,047    23,300

  * Includes $2,514,000 of net favorable adjustments as discussed on pages 15 through 21.

Per Share Data:
Income from Continuing
  Operations before tax        $0.20     $0.34     $0.31    $ 0.36   $  1.21
Income Tax Benefit                 -         -         -      1.48      1.48
Income from Continuing
   Operations                   0.20      0.34      0.31      1.84      2.69
Discontinued Operations:
Income from Operations,
   net of tax                   0.02         -      0.05         -      0.07
Loss on Disposal, net of tax       -         -         -     (1.51)    (1.51)
Total                           0.02         -      0.05     (1.51)    (1.44)


Net Income                     $0.22     $0.34     $0.36    $ 0.33     $1.25


  Discussion of 1995 Compared to 1994

  The Company continued to make progress in 1995 toward achieving meaningful profitability. Net Sales increased 14% in 1995 to $340.8 million from $299.3 million in 1994. Greater volume at Snorkel and to a lesser extent at Scott offset the expected reduction at Interstate Electronics. Gros profit improved 32% in 1995 to $86.3 million from $65.4 million in 1994 as a result of higher sales and improved margins. The gross margin improved by 3.4 margin points to 25.3% as a result of increased manufactured volumes through the plants and modest price increases. Operating income improved by $38.4 million to $21.2 million as a result of the improved gross profit, lower SG&A expenses and lower R&D expenses. Significant amounts of interest expense and refinancing costs associated with the Company's 1994 financial crisis offset the operating income and produced a 1995 loss before discontinued operations of $12.4 million, or $.68 per share, compared with a loss of $86.8 million, or $4.90 per share, in 1994. Included in the results of operations for 1995 was a loss from discontinued operations of $3.7 million, as discussed in note 3 of this Form 10-K. The $3.7 million loss, or $.21 per share, in 1995, compared with a loss of $79.9 million, or $4.51 per share, in 1994. The net loss for 1995 was $16.1 million, or $.89 per share.


  Segment Information

  The Company is a manufacturer of technology-driven products with operations in three reporting segments, Interstate Electronics
  Corporation, Scott and Snorkel. The results of operations are most meaningful when analyzed and discussed in this manner.

  The U.S. Government accounted for 24.7% of the Company's 1996 sales as compared with 28.4% and 35.2% of 1995 and 1994 sales, respectively. Costs charged by the Company to the U.S. Government in the performance of U.S. Government contracts are subject to inquiry and audit. Several years are open. The Company has provided a reasonable reserve for possible disallowed costs. The Company has been cooperating with the U.S. Government in two criminal investigations, one involving possible improprieties at a facility where a division of the Company was a supplier, and the second involving the amount of corporate charges allocated to certain of the Company's operating units. The Company has furnished documents and other information and denies any wrongdoing in both investigations. Nevertheless, the ultimate resolution of these matters could result in sanctions by the government, and affect the Company's ability to obtain future government contracts.

INTERSTATE ELECTRONICS CORPORATION

  Interstate Electronics develops and produces sophisticated telemetry, instrumentation and data recording systems and position measuring systems, Global Positioning Systems ("GPS"), for the U.S. Navy's Polaris/Poseidon, TRIDENT, and TRIDENT II ships; precise GPS for aircraft and turnkey test ranges; and GPS for commercial and business aircraft navigation and landing systems. Interstate Electronics also designs and produces plasma, liquid crystal and cathode-ray tube display systems for a variety of shipboard and aircraft applications. In addition, Interstate Electronics develops sophisticated bandwidth-on-demand satellite communication modems and terminals for both government and commercial applications.

  Financial Review

  The annual results of operations were as follows:
                                              (in thousands)
                                                  96 v 95            95 vs 94
                                 1996      1995    CHANGE      1994   CHANGE
Net Sales                    $ 90,537  $ 98,265  $(7,728)  $113,637 $(15,372)
 Cost of Sales                 65,039    71,253   (6,214)    82,884  (11,631)
Gross Profit on Sales          25,498    27,012   (1,514)    30,753   (3,741)
 % of Sales                     28.2%     27.5%               27.1%
Operating Expenses:
 Selling, General and Admin.   11,430    12,611   (1,181)    11,985      626
 Research and Development       9,013     8,518       495    12,758   (4,240)
Total Operating Expenses       20,443    21,129     (686)    24,743   (3,614)
Operating Profit              $ 5,055   $ 5,883   $ (828)   $ 6,010   $ (127)
 % of Sales                      5.6%      6.0%                5.3%

  Discussion of 1996 Compared to 1995

  Net sales declined for the year due to lower revenue from military GPS and strategic weapon systems and an increase in the reserve for possible disallowed cost related to government contracts. There was a minimal amount of commercial sales for the year.

  Gross Margin increased for the year due to favorable overhead rates based on year-to-date spending.

  Selling, General and Administrative expenses were lower for the year due to cost reduction activities but higher as a percentage of Net Sales because fixed costs unrelated to sales activities.

  Research and Development was higher for the year and as a percent of Net Sales due to expenditures associated with the certification process for the flight management system.

1996 Quarterly Results were as follows:
                                           (in thousands)
                               First    Second     Third    Fourth    Twelve
                             Quarter   Quarter   Quarter   Quarter    Months
                                1996      1996      1996      1996      1996
Net Sales                   $ 22,447  $ 23,087  $ 23,244  $ 21,759*  $ 90,537
 Cost of Sales                15,983    16,526    16,089    16,441     65,039
Gross Profit on Sales          6,464     6,561     7,155     5,318     25,498
 % of Sales                    28.8%     28.4%     30.8%     24.4%      28.2%
Operating Expenses:
 Selling, General and Admin.   3,083     2,896     2,713     2,738     11,430
 Research and Development      1,796     2,198     2,410     2,609      9,013
 Total Operating Expenses      4,879     5,094     5,123     5,347     20,443
Operating Profit (Loss)      $ 1,585   $ 1,467   $ 2,032    $  (29)   $ 5,055
 % of Sales                     7.1%      6.4%      8.7%       --%       5.6%

  *Includes $1.0 million reduction in revenue and operating profit to increase the reserve for possible disallowed costs.


  Discussion of 1995 Compared to 1994

  Net Sales and Gross Profit declined due to expected reductions in U.S. Government defense spending and concurrent costs to launch Interstate Electronics Corporation's commercial GPS and commercial Satellite Communication businesses. Commercial sales and profits in 1995 were not meaningful.

  Net Sales declined in all product lines due to expected reductions in defense spending. The gross margin improved in 1995 from 27.1% to 27.5% due to improvements in the displays product line. In comparing 1995 to 1994 the gross profit fell by $3.7 million due to the sales volume drop.

  Operating Profit as a percent of Net Sales for 1995 increased to 6.0% from 5.3% in 1994. This was primarily due to lower research and development expense in 1995 and lower general and administrative expenses. Lower R&D expense was a result of the conclusion of the initial product development phase of two major commercial ventures: 1) A bandwidth-on-demand Time Divided Multiple Access ("TDMA") mesh network product from the Satellite Communication Systems business unit, and 2) A Flight Management and Navigation Landing System ("FMS") from the Global Positioning Systems business unit. The 1995 expenses primarily reflect the costs necessary to finalize the products.

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

  Financial Review
  The results of operations were as follows:
                                                  (in thousands)
                                                  96 vs 95           95 vs 94
                                 1996      1995     CHANGE     1994    CHANGE
Net Sales                    $136,684  $112,569  $ 24,115  $ 98,690   $13,879
 Cost of Sales                 93,963    76,979    16,984    66,740    10,239
Gross Profit on Sales          42,721    35,590     7,131    31,950     3,640
 % of Sales                     31.3%      1.6%               32.4%
Operating Expenses:
 Selling, General and Admin    12,869    11,855     1,014    10,844    1,011
 Research and Development       2,938     2,590       348     3,331     (741)
Total Operating Expenses       15,807    14,445     1,362    14,175      270
Operating  Profit            $ 26,914  $ 21,145   $ 5,769  $ 17,775   $ 3,370
 % of Sales                     19.7%     18.8%               18.0%

  Discussion of 1996 Compared to 1995

  Net Sales increased by 21% for the year due to the impact of emergency escape breathing equipment sales to the government, increased oxygen product sales to aviation customers and increased breathing apparatus sales to safety customers.

  Gross Margin was lower for the year due to a shift in product mix reflected by increased sales to government and aviation customers, as well as the shipment of a large, lower margin order to a new customer in the third quarter.

  Selling, General and Administrative expenses increased for the year in support of increased sales, but were lower as a percent of Net Sales when compared to last year.

  Research and Development expenses increased slightly for the year due to an increase in new product development. R & D expenses as a percentage of Net Sales were consistent with last year.

1996 Quarterly Results were as follows:  (in thousands)
                                First    Second     Third    Fourth    Twelve
                              Quarter   Quarter   Quarter   Quarter    Months
                                 1996      1996      1996      1996      1996
Net Sales                    $ 32,941  $ 33,342  $ 34,367  $ 36,034  $136,684
 Cost of Sales                 22,618    22,948    24,126    24,271*   93,963
Gross Profit on Sales          10,323    10,394    10,241    11,763    42,721
 % of Sales                     31.3%     31.2%     29.8%     32.6%     31.3%
Operating Expenses:
 Selling, General and Admin.    3,147     3,099     3,071     3,552    12,869
 Research and Development         625       616       838       859     2,938
Total Operating Expenses        3,772     3,715     3,909     4,411    15,807
Operating Profit              $ 6,551   $ 6,679  $  6,332   $ 7,352  $ 26,914
 % of Sales                     19.9%     20.0%     18.4%     20.4%     19.7%

  * Includes $1,434,000 of favorable adjustments as a result of fourth quarter inventory.

  Discussion of 1995 Compared to 1994

  Net Sales increased by 14% compared to last year due to continued strong orders for oxygen products from aviation customers and $7 million of unexpected orders for emergency escape breathing equipment from government customers.

  Gross Margin was down slightly due to a shift in product mix reflected by increased sales to government and aviation customers.

  Selling, General and Administrative expenses increased slightly but were lower as a percent of Net Sales when compared to the same periods last year.

  Research and Development expenses were lower for the year due to completion of some major new programs such as the Integrated Personal Alert Safety System ("PASS") which were underway in 1994.

  SNORKEL

  The Snorkel division manufactures self-propelled aerial work platforms, such as telescopic and articulating booms and scissorlifts for use in construction and maintenance activities. Snorkel also fabricates and services booms that are mounted on fire apparatus to deliver large quantities of water from elevated positions. The division also includes the operations of the Company's subsidiary which manufacturers trailer mounted booms in New Zealand and distributes Snorkel products in Australia, New Zealand and Southeast Asia.

  Financial Review
  The results of operations were as follows:
                                                     (in thousands)
                                                 96 vs 95            95 vs 94
                                 1996      1995    CHANGE      1994    CHANGE
Net Sales                    $158,496  $129,984   $28,512   $86,998   $42,986
 Cost of Sales                123,561   106,283    17,278    73,791    32,492
Gross Profit on Sales          34,935    23,701    11,234    13,207    10,494
 % of Sales                     22.0%     18.2%               15.2%
Operating Expenses:
 Selling, General and Admin.   10,120     8,577     1,543     6,563    2,014
Research and Development        2,737     2,540       197     2,153      387
Total Operating Expenses       12,857    11,117     1,740     8,716    2,401
Operating Profit             $ 22,078   $12,584   $ 9,494   $ 4,491  $ 8,093
 % of Sales                     13.9%      9.7%                5.2%

  Discussion of 1996 Compared to 1995

  Net Sales increased 22% compared to last year due to high market demand for aerial work platforms. Domestic sales increased 18% for the year. International sales increased 46% for the year.

  Gross Profit amounts and gross margin percentages improved substantially for the year due to increased plant throughput, improved purchasing costs and manufacturing efficiencies in the scissorlift line. In addition, cost of sales was favorably impacted by inventory adjustments.

  Selling, General and Administrative expenses for the year increased due to additional selling costs related to the increased sales volume.

1996 Quarterly Results were as follows:
                                         (in thousands)
                            First    Second     Third    Fourth    Twelve
                          Quarter   Quarter   Quarter   Quarter    Months
                             1996      1996      1996      1996      1996
Net Sales                $ 41,313  $ 44,986  $ 37,796  $ 34,401  $158,496
 Cost of Sales             32,639    34,208    29,641    27,073*  123,561
Gross Profit on Sales       8,674    10,778     8,155     7,328    34,935
 % of Sales                 21.0%     24.0%     21.6%     21.3%     22.0%
Operating Expenses:
 Selling, General and Admin 2,679     2,815     2,054     2,572    10,120
 Research and Development     712       641       656       728     2,737
Total Operating Expenses    3,391     3,456     2,710     3,300    12,857
Operating Profit          $ 5,283   $ 7,322   $ 5,445   $ 4,028  $ 22,078
 % of Sales                 12.8%     16.3%     14.4%     11.7%     13.9%

  * Includes $1,370,000 of favorable adjustments as a result of fourth quarter inventory and warranty experience.


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

CORPORATE AND UNALLOCATED COSTS AND EXPENSES

  Financial Review

  Corporate activity and unallocated costs and expenses were as follows:

                                         (in thousands)
                                            96 vs 95             95 vs 94
                            1996      1995    CHANGE      1994     CHANGE
Cost of Sales           $      -  $      -   $     -  $ 10,526  $ (10,526)

Selling, General and
 Administrative         $ 14,019  $ 18,436 $ (4,417)  $ 34,969  $ (16,533)

Other Expenses (Income):
Restructuring and
  Refinancing Costs          993    11,855  (10,862)    55,204    (43,349)
Interest Expense          19,820    29,255   (9,435)    42,062    (12,807)
Interest Income           (2,132)   (3,248)  (1,116)    (3,269)       (21)
Other, Net                (1,243)   (4,322)  (3,079)    (1,446)     2,876


  Discussion of 1996 Compared to 1995

  Selling, General and Administrative expenses decreased in 1996 due to the recurring impact of the 1995 cutback of corporate staff, a decrease in travel and other expenses associated with divestitures, and numerous other cost-cutting measures had a favorable adjustment to pension expense.

  Refinancing Costs are down significantly because the 1995 expenses were for lender fees related to the Override Agreement which was paid-off at the end of 1995.

  Interest Expense is down significantly due to significantly lower levels of bank and mortgage debts outstanding.

  1996 Quarterly Results were as follows:
                                          (in thousands)
                           First    Second     Third    Fourth    Twelve
                         Quarter   Quarter   Quarter   Quarter    Months
                            1996      1996      1996      1996      1996
Selling, General and
  Administrative        $  4,071   $ 4,153   $ 3,805   $ 1,990*  $ 14,019
Other Expenses (Income):
Restructuring and
    Refinancing Costs        218       268       254       253        993
Interest Expense           5,119     4,927     4,867     4,907     19,820
Interest Income             (211)     (372)     (551)     (998)    (2,132)
Other, Net                   381       182      (277)   (1,529)    (1,243)

  * Includes $710,000 net favorable adjustment to the actuarially-computed pension expense for the year and to the actuarially-computed self insurance reserves at year end.

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

  Refinancing Costs in 1995 were principally lender fees related to the Override Agreement which restructured $487 million of debt and leases on August 1, 1994. In the third quarter of 1995 refinancing costs decreased substantially as a result of the completion of the amortization of the 3-1/2% fee from the original portion of the Override Agreement during the original refinancing period ended June 30, 1995.

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

  INCOME TAXES

  In the fourth quarter of 1996, the Company achieved its sixth consecutive quarter of pretax income and developed its operating plan for 1997 and future years which show continued profitability. As a result, management has assessed that it is more likely than not that operating income will be sufficient to recognize, and the Company did recognize as a benefit, deferred tax assets of $42,250,000. Generally Accepted Accounting Principles require that the realization of these tax assets be included in Continuing Operations except for the effect of items solely related to Discontinued Operations. Accordingly, the Company has recorded $27,712,000 of the benefit as a component of Continuing Operations and $14,538,000 as a component of Discontinued Operations.

  DISCONTINUED OPERATIONS

  Income (Loss) from Operations in 1996 and 1995 represents the operating results of the Company's Taylor Environmental unit through its sale on November 25, 1996; and, in 1994 represents the operating results of Taylor and entities previously discontinued.

  Loss from Disposal in 1996 represents a loss provision of $28.3 million, which is net of a tax benefit of $15.2 million, recorded by the Company in the fourth quarter of 1996. The provision reflects valuation adjustments to recorded assets arising from and accruals for costs and probable losses on obligations related to previously discontinued businesses. The loss consists of a $20.5 million addition to the self-insurance accrual as a result of a December, 1996 actuarially-prepared valuation of the liabilities to negotiate the sale of a minority position to a third party; a $14.8 million write-down of carrying value of net assets related to discontinued operations and of deferred proceeds to reflect fourth quarter negotiated resolutions of disputes and events that gave rise to greater risk of realization; a $2.6 million reserve for litigation arising from the businesses of the discontinued units and a $5.6 million accrual to buyout certain employee benefit legacy obligations.

  FINANCIAL POSITION AND LIQUIDITY

  Accounts Receivable at December 31, 1996 are $55.4 million, compared to $53.5 million as of the end of 1995. Increased Scott sales account for the increase.

  Inventories increased by $15.5 million due to raw material, work-in-process production and finished goods levels to fill order backlog for Scott customers, finished goods inventories at Snorkel and work-in-process inventory at Interstate Electronics.

  Operations used $ 5.1 million. The recording of the net deferred tax asset, as discussed in Note 4 to the consolidated financial statements, was offset primarily by increases in insurance and other reserves and writedowns of certain carrying values; neither of these events affected the company's liquidity. The proceeds from divestitures and asset sales generated $ 61.3 million which was used in part to pay down $ 28.3 million of debt.

  Expenditures for property, plant and equipment were $9.7 million for continuing operations in 1996. 1996 expenditures were for manufacturing equipment and tooling related to the production of products. Capital expenditures in 1997 are expected to be approximately $7.5 million and are expected to be funded from internally generated funds and the Company's credit facility.

  Liquidity was provided in 1996 and will be provided in 1997 by the Company's cash and cash equivalents, divestiture proceeds and the credit facility ($29.4 million was available at December 31, 1996).

  Item 8.     Financial Statements and Supplementary Data


  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

  To the Board of Directors
    and Stockholders
  Figgie International Inc.

  We have audited the accompanying consolidated balance sheets of Figgie International Inc. (a Delaware corporation) and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Figgie International Inc. and Subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.







  ARTHUR ANDERSEN LLP

    /s/



  Cleveland, Ohio,
  January 22, 1997

                 FIGGIE INTERNATIONAL INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE YEARS ENDED DECEMBER 31
                   (in thousands, except per share data)

                                                   1996      1995      1994
Net Sales                                     $ 385,717 $ 340,818 $ 299,110
  Costs of Sales                                282,563   254,515   233,726
Gross Profit on Sales                           103,154    86,303    65,384

Operating Expenses:
  Selling, General and Administrative            48,438     1,479     4,361
  Research and Development                       14,688    13,648    18,242
Total Operating Expenses                         63,126    65,127    82,603

Operating Income (Loss)                          40,028    21,176   (17,219)

Other Expense (Income):
   Restructuring and Refinancing Costs              993    11,855    55,204
   Interest Expense                              19,820    29,255    42,062
   Interest Income                               (2,132)   (3,248)   (3,269)
   Other, Net                                    (1,243)   (4,322)   (1,446)

Income (Loss) from Continuing Operations         22,590   (12,364) (109,770)
   before Income Tax Benefit

Income Tax Benefit                               27,712         -    22,986
Income (Loss) from Continuing Operations         50,302   (12,364)  (86,784)

Discontinued Operations, net of tax:
   Income (Loss) from Operations                  1,280     1,871   (41,368)
   (Loss) on Disposal                           (28,282)   (5,597)  (38,578)
                                                (27,002)   (3,726)  (79,946)


Net Income (Loss)                              $ 23,300  $(16,090)$(166,730)

Weighted Average Shares                          18,728    18,202    17,723

Per Share Data:
Income (Loss) from Continuing Operations        $  2.69  $  (0.68) $  (4.90)
(Loss) from Discontinued Operations               (1.44)    (0.21)    (4.51)
Net Income (Loss)                               $  1.25  $  (0.89) $  (9.41)


See Notes to Consolidated Financial Statements.

               FIGGIE INTERNATIONAL INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                       DECEMBER 31, 1996 AND 1995
                             (in thousands)



                                                   1996           1995
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents                      $ 44,447      $  25,856
Trade Accounts Receivable, less Allowance for
 Uncollectible Accounts of $311 in 1996 and
 $303 in 1995                                    55,434         53,462
Inventories                                      59,365         43,841
Prepaid Expenses                                  1,703          1,518
Recoverable Income Taxes                          7,689         12,495
Current Deferred Tax Asset                       12,600              -
Net Assets Related to Discontinued Operations     7,446         45,488
   Total Current Assets                         188,684        182,660




PROPERTY, PLANT AND EQUIPMENT
Land and Land Improvements                       43,352         52,393
Buildings and Leasehold Improvements             35,526         37,333
Machinery and Equipment                          52,553         45,151
                                                131,431        134,877
Accumulated Depreciation                        (50,200)       (47,699)
                                                 81,231         87,178
Equipment under Capital Leases                      282            342
   Net Property, Plant and Equipment             81,513         87,520




OTHER ASSETS
Deferred Divestiture Proceeds, Net               20,073         33,935
Prepaid Pension Costs                            10,811          9,892
Prepaid Rent on Leased Equipment                  2,644         17,075
Intangible Assets                                16,133         16,694
Cash Surrender Value of Insurance Policies        6,629          8,748
Investments                                      10,764          1,029
Prepaid Finance Costs                             1,954          3,818
Deferred Tax Asset                               30,595              -
Other                                             2,985          3,485
   Total Other Assets                           102,588         94,676

Total Assets                                  $ 372,785      $ 364,856

               FIGGIE INTERNATIONAL INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                       DECEMBER 31, 1996 AND 1995
                    (in thousands, except par value)



                                                   1996           1995
LIABILITIES

CURRENT LIABILITIES
Accounts Payable                                 27,305         29,142
Accrued Insurance Reserves                       12,174         11,113
Accrued Compensation                              9,045          8,129
Accrued Interest                                  4,395          5,097
Accrued Environmental Reserves                    3,348          4,754
Accrued Liabilities and Expenses                  9,520          8,022
Current Maturities of Long-Term Debt              2,100         19,373
   Total Current Liabilities                     67,887         85,630




Long-Term Debt                                  184,156        194,955
Non-Current Insurance Reserves                   27,345         16,245
Other Non-Current Liabilities                    18,888         18,272
   Total Liabilities                            298,276        315,102




STOCKHOLDERS' EQUITY
Preferred Stock, $1.00 Par Value; Authorized,         -              -
   3,217 Shares; Issued and Outstanding, None
Class A Common Stock, $.10 Par Value;             1,370          1,365
   Authorized, 18,000 Shares; Issued and
   Outstanding 1996 - 13,695; 1995 - 13,651
Class B Common Stock, $.10 Par Value;               471            472
   Authorized, 18,000 Shares; Issued and
   Outstanding 1996 - 4,708; 1995 - 4,718
Capital Surplus                                 109,538        109,046
Retained Deficit                                (37,717)       (60,008)
Unearned Compensati on                              (74)        (1,340)
Cumulative Translation Adjustment                   921            219
  Total Stockholders' Equity                     74,509         49,754

Total Liabilities and Stockholders' Equity   $  372,785      $ 364,856






See Notes to Consolidated Financial Statements.

                             FIGGIE INTERNATIONAL INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                        FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                                     (in thousands)

                                                                        Retained             Cumulative
                                    Common Stock      Capital Surplus   Earnings   Unearned  Translation
                                 Class A   Class B   Class A   Class B (Deficit)      Comp.  Adjustment    Total
BALANCE, DECEMBER 31, 1993         1,375       499   108,049    19,439   124,020   (31,003)       (486)    221,893
Net Loss                                                                (166,730)                         (166,730)
Minimum Pension Liability                                                   (488)                             (488)
Restricted Stock Purchase Plan, Net   (5)      (15)   (1,931)   (2,596)               4,790                    243
Other Common Stock Transactions, Net           (13)             (1,371)                                     (1,384)
Unearned ESOP Compensation                            (3,776)   (7,296)              22,384                 11,312
Translation Adjustments                                                                            465         465
BALANCE, DECEMBER 31, 1994         1,370       471   102,342     8,176   (43,198)    (3,829)       (21)     65,311
Net Loss                                                                 (16,090)                          (16,090)
Minimum Pension Liability                                                   (720)                             (720)
Restricted Stock Purchase Plan, Net   (5)        1    (1,434)      (38)               2,489                  1,013
Translation Adjustments                                                                            240         240
BALANCE, DECEMBER 31, 1995         1,365       472   100,908     8,138   (60,008)    (1,340)       219      49,754
Net Income                                                                23,300                            23,300
Minimum Pension Liability                                                 (1,009)                           (1,009)
Restricted Stock Purchase Plan, Net    5        (1)      607      (115)               1,266                  1,762
Translation Adjustments                                                                            702         702
BALANCE, DECEMBER 31, 1996        $1,370      $471  $101,515   $ 8,023 $ (37,717)  $    (74)   $   921   $  74,509




<F1>
See Notes to Consolidated Financial Statements.

                 FIGGIE INTERNATIONAL INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 and 1994
                               (in thousands)
                                                    1996      1995       1994
Operating Activities:
 Income (Loss) from Continuing Operations       $ 50,302 $ (12,364) $ (86,784)
 (Loss) from Discontinued Operations             (27,002)   (3,726)   (79,946)
 Adjustments to Reconcile Income (Loss) to Net Cash
   Used by Operating Activities-
    Depreciation and Amortization                  7,153     6,294     41,633
    Amortization of Unearned Compensation            973       952      5,791
 Other, Net                                         (692)    1,740      9,917
 Changes in Operating Assets and Liabilities-
    Receivables                                   (2,183)   (1,802)    16,737
    Inventories                                  (15,736)  (15,800)    15,733
    Prepaid Items                                 (1,138)    8,164     (7,523)
    Other Assets                                  11,549    11,252     37,116
    Accounts Payable                              (1,799)  (27,132)   (14,293)
    Accrued Liabilities and Expenses              (3,731)    8,952     30,509
    Income Taxes                                 (35,246)    3,176     13,533
    Other Liabilities                             12,414   (12,719)     2,198
    Net Cash Used by Operating Activities         (5,136)  (33,013)   (15,379)

Investing Activities:
  Capital Expenditures for Continuing Operations  (9,719)   (6,187)   (23,652)
  Capital Expenditures for Discontinued Operations  (560)  (19,157)   (36,652)
  Proceeds from Sale of Property, Plant and Equip.13,240    11,637     42,468
  Proceeds from Business Divestitures             48,049   203,487    198,130
  Purchases of Securities                              -       (40)   (12,739)
  Sale of Investments                                  -        -       7,862
Net Cash Provided by Investing Activities         51,010   189,740    175,417

Financing Activities:
  Proceeds from Debt                                 200     3,963     4,420
  Principal Payments on Debt                     (28,272) (202,946)  (94,945)
  Repayments of Notes Payable, Net                     -         -   (32,348)
  Common Stock Transactions, Net                     789      (188)   (2,681)
Net Cash (Used) by Financing Activities          (27,283) (199,171) (125,554)

Net Increase(Decrease)in Cash and Cash Equiv.     18,591    (42,444)   34,484
Cash and Cash Equivalents at Beginning of Year    25,856     68,300    33,816
Cash and Cash Equivalents at End of Year        $ 44,447   $ 25,856  $ 68,300

- Continuing Operations - Unrestricted          $ 44,447   $ 25,583  $ 28,611
- Continuing Operations - Restricted            $      -   $    273  $ 18,716
- Discontinued Operations                       $      -   $      -  $ 20,973

Supplemental Disclosures of Cash Flow Information:
  Cash Paid (Received) during the Year for -
    Interest (Net of Amount Capitalized)        $ 18,390   $ 32,565  $ 41,771
    Domestic Federal Income Taxes               $ (3,732)  $(15,671) $(35,856)

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

  NATURE OF OPERATIONS. The Company is a United States-based multinational corporation. Principal business segments are (in decreasing order based on sales): (1) aerial work platforms, (2) protective breathing and oxygen equipment and instruments, and (3) sophisticated electronic systems. The largest single customer is the U.S. Government, accounting for 24.7%, 28.4% and 35.2% of the Company's total net sales for 1996, 1995 and 1994, respectively. The Company's products are marketed through most normal channels of business, principally in North America.

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

  LONG-TERM CONTRACTS. Government sales are principally under long-term contracts and include cost-reimbursement and fixed-price contracts. Sales under cost-reimbursement contracts are recognized as costs are incurred and include a proportion of the fees expected to be realized equal to the ratio of costs incurred to date to total estimated costs. Sales under fixed price contracts are recognized as the actual cost of work performed relates to the estimate at completion.

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

  LAND AND LAND IMPROVEMENTS. Land and land improvements includes $41.2 million and $50.3 million at December 31, 1996 and 1995, respectively, of developed and developable land and improvements. The recorded amounts are net of reserves of $ 5.3 million and $ 7.7 million at December 31, 1996 and 1995, respectively. The recorded amounts include the Company's investment in the Chagrin Highlands project which amounted to $11.3 million and $10.7 million at December 31, 1996 and 1995, respectively.

  INTANGIBLES. Goodwill of $ 22.5 million at December 31, 1996 and 1995 represents costs in excess of net assets of purchased businesses, and is generally amortized over a 40-year period. At December 31, 1996 and 1995, accumulated goodwill amortization was $6.5 million and $5.9 million, respectively. The Company has evaluated the realizability of goodwill based upon expectations of undiscounted cash flows and operating income of the related business unit and has concluded that no impairment exists.

  CAPITALIZATION OF INTEREST. The Company capitalizes interest costs during the development period of certain properties. Total interest capitalized was approximately $.4 million in 1996, $.3 million in 1995 and $.8 million in 1994.

  ENVIRONMENTAL COMPLIANCE. At the present time, compliance with federal, state, and local provisions with respect to environmental protection and regulation has not had a material impact on the Company's capital expenditures, earnings, or competitive position. The Company believes compliance with respect to environmental matters will not have a material adverse effect on the Company's financial position, future operations or cash flows.

  INCOME TAXES. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled.

  SELF-INSURANCE LIABILITIES. The Company is self-insured for certain levels of general liability (including product liability) and workers' compensation coverage. The costs and balance sheet accruals for self-insurance programs are based on actuarial calculations prepared by outside actuaries. Adjustments to recorded reserves of continuing operations are reflected in current operating results.

  EARNINGS PER SHARE. Earnings per common share are based upon the weighted average number of shares outstanding during each year, including allocated ESOP shares and the common stock equivalents of stock options.

  STOCK OPTIONS. The Company accounts for stock options under APB Opinion No. 25, under which no compensation cost has been recognized.

  (2)  Restructuring and Refinancing Costs:

  In 1996, Refinancing Costs represent the amortization of prepaid financing costs. In 1995, Refinancing Costs consist of fees to lenders and lessors, principally the 3-1/2% fee related to the August 1, 1994 refinancing of $487 million of debt and leases.

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
                                                                $55,204

  (3)      Discontinued Operations:

  In October, 1996, the Board of Directors decided to sell the Taylor Environmental Instruments business. Prior year financial statements have been restated and are summarized as follow:

                                                     (in thousands)
                                          As Previously
                                          Reported      Taylor    As Restated
1995:
Net Sales                                 $   359,032  $ (18,214)  $  340,818

Loss from Continuing Operations               (10,493)    (1,871)     (12,364)
Loss from Discontinued Operations              (5,597)     1,871       (3,726)

Net Loss                                  $   (16,090) $      -    $  (16,090)


1994:
Net Sales                                 $   319,420  $ (20,095)  $  299,325

Loss from Continuing Operations               (85,247)    (1,537)     (86,784)
Loss from Discontinued Operations             (81,483)     1,537      (79,946)

Net Loss                                  $  (166,730) $       -   $ (166,730)

  Loss on Disposal in 1996 represents a loss provision of $28.3 million, which is net of a tax benefit of $15.2 million, recorded by the Company in the fourth quarter of 1996. The provision reflects valuation adjustments to recorded assets arising from and accruals for costs and probable losses on obligations related to previously discontinued businesses. The loss consists of a $20.5 million addition to the self-insurance accrual as a result of a December, 1996 actuarially-prepared valuation of the liabilities to negotiate the sale of a minority position to a third party; a $14.8 million write-down of carrying value of net assets related to discontinued operations and of deferred proceeds to reflect negotiated resolutions of disputes and events that gave rise to greater risk of realization; a $2.6 million reserve for litigation arising from the businesses of the discontinued units and a $5.6 million accrual to buyout certain employee benefit legacy obligations.

  The $5.6 million loss on disposal in 1995 consisted of a $21.6 million loss on the disposal of businesses, $4.0 million loss on operating losses of the businesses prior to disposal in excess of the 1994 provision, and an income tax benefit of $20.0 million.

  The $38.6 million loss on disposal in 1994 consisted of an estimated loss on the disposal of businesses of $4.0 million, a provision of $8.9 million for anticipated operating losses until disposal, and income taxes of $25.7 million.

  The contract terms under which businesses were divested included representations and warranties, covenants and indemnification provisions made (a) by the Company to purchasers of the businesses and (b) by purchasers of businesses to the Company. Each transaction has contract terms specific to that transaction. The extent of representations and warranties made ranged from those qualified by time, knowledge, and dollar materiality to those representations and warranties which are unqualified. Covenants require the Company to act, or prevent the Company from acting, in a variety of ways, such as not competing with the purchasers of a business. Covenants also require the purchasers to act, or prevent them from acting, in a variety of ways. The duration of covenants ranges from those effective for a specified period of time to those which are indefinite.

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

  Net assets related to discontinued operations as of December 31, 1996 in the amount of $7.4 million represent the net assets of Willoughby Assurance, Ltd., a dormant reinsurance subsidiary of the Company, installation contracts in process of completion from the "Automatic" Sprinkler business and former facilities of discontinued business units.

  Deferred divestiture proceeds and net assets related to discontinued operations include managements' best estimates of the amounts expected to be realized on the collection and sale of discontinued operations. The amounts the Company will ultimately realize could differ materially from the amounts recorded. The Company has established a reserve of $21.7 million at December 31, 1996 and $20.8 million at December 31, 1995 against these assets, which is presented as a deduction from deferred divestiture proceeds.

   (4)      Income Taxes:

  Income tax provision (benefit) consists of the following components:

                                                           (in thousands)
  Continuing Operations:                            1996      1995       1994
      Currently Payable:
      Federal                                   $ 25,384  $      -   $ (8,108)
       Recognition of Asset Carryforwards        (25,384)        -          -
       State                                           -         -        602
                                                $      0  $      0   $ (7,506)

     Deferred and other:
     Federal                                    (17,149)         -    (15,480)
     Recognition of Asset Carryforwards         (10,563)         -          -
     Total from Continuing Operations           (27,712)         0    (15,480)

  Discontinued Operations:
       Operations                                   690          -    (20,174)
       Disposal                                 (15,228)   (20,009)    25,654
     Total from Discontinued Operations         (14,538)   (20,009)     5,480

      Total Tax Benefit                        $(42,250)  $(20,009)  $(17,506)

  A reconciliation of the actual tax provision (benefit) to the U.S. federal income tax rate effective for each year for continuing operations is as follows:

                                                   1996       1995      1994
      Statutory Federal Tax Rate                   35.0%     (35.0)%   (35.0)%

        Foreign Sales Corporation                     -       (0.1)     (0.4)
        International Rate Differential               -          -      (0.4)
        Goodwill                                    2.5        4.6       0.3
        Other (net)                                 1.9        2.4      (0.7)
        State Income Taxes (Net of
        Federal Tax)                                  -          -       0.3
        Valuation Allowance (Net of Tax Credits) (161.8)      28.1      14.7

      Effective Tax Rate (Benefit)               (122.4)%        0 %   (21.2)%

  The components of the net deferred tax asset as of December 31, 1996 and 1995 are as follows:
                                                           (in thousands)
                                                              1996      1995
      Deferred Tax Assets:
        Deferred Compensation Plans                       $  4,525  $  1,212
        Insurance and Other Reserves                        15,780     9,594
        Contingency Reserves                                 2,200     2,158
        Inventory Reserves                                     596       253
        Operating Losses and Tax Credit Carryforwards       63,975    17,558
        Discontinued Operations and Other                    2,002    23,301
           Total Deferred Tax Assets                      $ 89,078  $ 54,076

      Deferred Tax Liabilities:
        Property, Plant and Equipment                     $(19,156) $(27,866)
        Benefit Plans                                       (3,104)   (3,300)
        Discontinued Operations and Other                  (23,623)  (22,910)
          Total Deferred Tax Liabilities                  $(45,883) $(54,076)

      Net Deferred Tax Assets                             $ 43,195  $      0

  As of December 31, 1996, for tax reporting purposes, the Company has tax credit carryforwards of $20.7 million, and operating loss and charitable contribution deduction carryforwards of $123.5 million($43.2 million tax) which will begin to expire in 2005 and 2008, respectively. Based on the Company's sustained profitability over the last six quarters and the historic operating earnings of the continuing divisions, management has determined that operating income will more likely than not be sufficient to recognize fully all deferred tax assets. Therefore, the financial statements reflect the benefit for previously reserved attributes, offset by reconciliation to return items.

  The Company has capital loss carryforwards of $39.5 million ($13.8 million tax) which it incurred in the current year. At the present time, the Company does not have sufficient capital gains in order to use these losses. These losses will be recognized when and if the Company incurs capital gains.

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


  (5) Inventories:

  Inventories are summarized as follows:
                                                           (in thousands)
                                                  1996               1995
      Manufacturing Inventories:
        Raw materials                         $ 21,332           $ 20,519
        Work in process                         18,953             12,741
        Finished goods                          20,907             11,966
        Inventory reserves                      (1,827)            (1,385)
        Total Inventories                     $ 59,365           $ 43,841

  (6) Receivables:

  Receivables consist of the following components (in thousands):

                                                  1996               1995
      U.S. Government
        Billed                                 $12,688            $11,604
        Unbilled                                14,919             16,713
                                                27,607             28,317

      Commercial
        Billed                                  28,138             25,448
        Allowance for Uncollectible Accounts      (311)              (303)
                                               $55,434            $53,462

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


  (7) Credit Facility:

  As of December 31, 1996, the Company has a $75 million, revolving credit loan and letter of credit facility ("Credit Agreement"). Within the Credit Agreement, the Company can issue up to $60 million in letters of credit. Borrowings are available up to the lesser of $75 million or a borrowing base which is tied to eligible receivables, inventory and equipment, less 50% of outstanding letters of credit. At the Company's option, borrowings bear interest at alternate rates based on the U.S. prime rate or LIBOR plus 200 to 250 basis points. The facility is secured by certain accounts receivable, inventory, machinery and equipment and intangibles. The facility contains various affirmative and negative covenants, including restrictions on dividends and certain financial covenants. The financial covenants include limitations on capital expenditures and requirements as to minimum tangible net worth, minimum earnings before interest, taxes, depreciation and amortization, the current ratio and the fixed charge coverage ratio. The facility expires on January 1, 1999.

  As of December 31, 1996, $15.6 million of letters of credit were outstanding under the facility, there were no borrowings outstanding ($29.4 million was available) and all financial covenants have been satisfied.

  (8) Long-Term Debt:

  Long-term debt at December 31, 1996 and 1995 consisted of the following:

                                               (in thousands)
                                             1996             1995
                                     Carrying   Fair     Carrying   Fair
                                        Value   Value    Value      Value

    9.875% Senior Notes due 1999     $174,000  $180,960   $174,000  $176,610
    10.375% Debentures due 1998             -                8,000     8,040
    Mortgage Notes                     11,076    11,076     30,301    30,301
    Obligations under Capital Lease     1,180     1,180      2,027     2,027
     Total                            186,256  $193,216    214,328  $216,978

   Less - Current Maturities           (2,100)             (19,373)

   Long-Term Debt                    $184,156             $194,955


  The 9.875% Senior Notes are due October 1, 1999. Interest is payable semi-annually on April 1 and October 1.

  The 10.375% subordinated Debentures were prepaid by the Company in August
  1996.

  Mortgage notes are secured by real property, are due at various dates through 2009 and bear interest at rates ranging from 7.5% to 10.52%. Current maturities of long-term debt at December 31, 1995 include $15.7 million of 10.52% mortgage notes which the Company purchased from the noteholder on December 29, 1995 with a settlement date of January 31, 1996.

  The fair value estimates were made as follows: the Senior Notes were based on the market price at which the debt traded near year-end; the Debentures were based on management's estimates; and the mortgages were based on carrying value given their collateralized nature.

  The scheduled principal payments for long-term debt are as follows: 1997
  - $ 2.1 million; 1998 - $ 1.2 million; 1999 -   $ 175.0 million; 2000 - $
  1.1 million; and 2001 and after - $ 6.9 million.

  (9) Leases:

  The Company leases manufacturing equipment under operating leases. Rental commitments under non-cancelable operating leases as of December 31, 1996 were as follows
                                                 (in thousands):

                                      Discontinued  Continuing
                                        Operations  Operations     Total
          Year Ending December 31,
            1997                           $ 1,972     $ 7,629   $ 9,601
            1998                             1,691       6,545     8,236
            1999                               790       3,541     4,331
            2000                                 0         570       570
            2001 & Beyond                        0         633       633
          Total minimum payments required  $ 4,453     $18,918   $23,371

  At the termination of the equipment leases, which is principally over the period December 1998 through June 1999, the Company is effectively required to purchase the equipment for a fixed price of approximately one-third the original lease value. As a result of these provisions and the anticipated need for continued use of the equipment in the Company's operations, the Company currently expects to purchase this equipment.
  The purchase price would be $9.3 million, less prepaid rent of $2.6 million.

  As to leased machinery and equipment that was not sold with divested business units, the Company is satisfying the rental payments through its internal funds until such equipment is sold or subleased.

  Operating lease expense for continuing operations was approximately $7.6 million, $ 8.9 million, and $14.1 million in 1996, 1995, and 1994, respectively.

  The Company also leases equipment under arrangements that are classified as capital leases. The following is a summary of assets under capital leases:

                                                       (in thousands)
                                                         December 31
                                                      1996          1995
          Machinery and equipment                    $   657       $   719
          Less accumulated amortization                  375           377
          Net                                        $   282       $   342

  Future minimum lease payments under capital leases and their present value as of December 31, 1996 are as follows:

          Year Ending December 3l,                         (in thousands)
            1997                                              $   946
            1998                                                  268
            Total minimum lease payments                        1,214
            Less amount representing interest                     (34)
            Present value of net minimum lease payments       $ 1,180

  (10)  Contingent Liabilities:

  The Company and its subsidiaries are defendants in various lawsuits arising in the ordinary course of business. In the opinion of management, any liability with respect to these matters will not have a material adverse effect on the Company's financial statements.

  Costs charged by the Company to the U.S. Government in the performance of U.S. Government contracts are subject to inquiry and audit. Several years are open. The Company has provided a reasonable reserve for possible disallowed costs. The Company has been cooperating with the U.S. Government in two crimianl investigations, one involving possible improprieties at a facility where a division of the Company was a supplier, and the second involving the amount of corporate charges allocated to certain of the Company's operating units. The Company has furnished documents and other information and denies any wrongdoing in both investigations. Nevertheless, the ultimate resolution of these matters could result in sanctions and damages sought by the government, and affect the Company's ability to obtain future government contracts.

  (11)  Pension and Retirement Benefits Plans:

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

  The components of net periodic pension expense and the actuarial assumptions used in accounting for the benefit plans for the years ended December 31 are as follows:

  (dollars in thousands)                   1996          1995          1994

  Service cost                         $  2,054       $ 2,558       $ 4,220
  Interest cost on projected
   benefit obligation                     5,385         5,408         5,803
  Actual (gain) loss on plan assets      (8,880)      (10,866)        2,680
  Net amortization and deferral of
   actuarial gains (losses)               2,716         5,811        (8,501)
                                       $  1,275       $ 2,911       $ 4,202
  Assumptions:
   Weighted average discount rates         7.50%         7.50%         8.25%
   Rate of increase in compensation
    level                                  5.00%         5.00%         5.00%
   Expected long-term rate
    of return on assets                   10.00%        10.00%        10.00%

  The funded status of the Company's domestic and international plans, along with the reconciliation to amounts reported in the consolidated balance sheets, were as follows:

                                   December 31, 1996     December 31, 1995
                                   Assets    Accum.    Assets      Accum.
                                   Exceed    Benefits  Exceed      Benefits
                                   Accum.    Exceed    Accum.      Exceed
  (in thousands)                   Benefits  Assets    Benefits    Assets

  Actuarial Present Value of
    Benefit Obligations:

  Accumulated
   benefit obligations            $ 58,387   $ 15,109  $ 56,930   $ 13,239
  Vested benefit obligations      $ 56,034   $ 14,809  $ 53,500   $ 12,626
  Plan assets at fair value         66,209          0    61,312          0
  Projected benefit obligations    (59,686)   (15,180)  (58,823)   (13,308)
  Assets over (under) projected
   benefit obligation                6,523    (15,180)    2,489    (13,308)
  Unrecognized net (assets)
   liabilities                      (3,761)         0    (4,331)       799
  Unrecognized net (gain) loss       7,606      3,479    11,213      1,538
  Unrecognized prior service cost      444          0       521          0
  Adjustment required to
   recognize minimum liability           0     (3,408)        0     (2,268)
  Prepaid pension cost asset
   (liability)                    $ 10,811   $(15,109) $  9,892   $(13,239)

  The plans' assets consist primarily of listed common stocks, corporate and government bonds, real estate investments, and cash and cash equivalents. The plans' assets included 27,621 shares of the Company's Class B Common Stock as of December 31, 1996 and 1995, respectively.


  (12) Capital Stock:

  Each share of Class A Common Stock is entitled to one-twentieth of one vote per share, while each share of the Class B Common Stock is entitled to one vote per share, except, in each case, with respect to shares beneficially owned by a Substantial Stockholder (as defined in the Company's Restated Certificate of Incorporation, as amended), in which case the voting rights of such stock are governed by the appropriate provisions of the Company's Restated Certificate of Incorporation.

  Earnings per share were calculated using the following share data. Primary weighted-average shares were used in 1995 and 1994 as fully diluted shares would have been anti-dilutive.

                                                      1996     1995      1994
  Primary Weighted-Average Number of Shares:
         Allocated Shares                           18,371   17,987    17,723
         Common Stock Equivalents of Stock Options     357      215         -
         Primary Weighted-Average                   18,728   18,202    17,723

  Fully Diluted Weighted-Average Number of Shares:
         Unallocated ESOP shares
            1994                                        -         -       196
            1995                                        -       196       196
            1996                                        -       196       196
         Common Stock Equivalents                       -        29         -
         Fully Diluted Weighted-Average            18,728    18,623    18,311


  (13)   Stock Options:

  The Figgie International Inc. Key Employees' Stock Option Plan ("The Stock Option Plan") was approved by shareholders on October 19, 1994.
  The Company accounts for this plan under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for stock options been determined consistent with FASB Statement No. 123, the Company's operating results would have been calculated as follows:

                                            1996                 1995
  Net Income (Loss):
         As Reported                    $ 23,300            $(16,090)
         Pro Forma                        22,600             (16,486)
  Primary EPS:
         As Reported                        1.25               (0.89)
         Pro Forma                          1.21               (0.91)
  Fully Diluted EPS:
         As Reported                        1.25               (0.89)
         Pro Forma                          1.21               (0.91)

  FASB Statement 123 has not been applied to periods prior to January 1, 1995 since no options were granted until 1995.

  The Company may grant options for up to 1,500,000 shares. The Company has granted options on 1,031,000 shares through December 31, 1996. Option exercise prices equal the stock's market price on date of grant. Options generally vest after three years and expire after seven years.

  A summary of the status of the Stock Option Plan at December 31, 1996 and 1995 and changes during the years then ended is presented in the table and narrative below:


                                           1996                 1995
                                     Shares   Wtd Avg     Shares     Wtd Avg
                                      (000)   Ex Price     (000)     Ex Price

  Outstanding, Beg of year            769.5   $ 7.12        0.0
  Granted                             237.5   $11.26      793.5       $ 7.18
  Exercised                          (23.8)   $ 7.63        0.0
  Cancelled                          (93.8)   $ 9.86      (24.0)      $ 9.11
  Outstanding, End of year            889.4   $ 7.92      769.5

  Exercisable at end of year          292.6   $ 7.06      100.0       $ 6.50

  Weighted average fair value
    of options granted                $5.77                $3.82


  Of the 889,331 options outstanding at December 31, 1996, 649,331 have exercise prices between $6.50 and $9.75, with a weighted average exercise price of $6.76 and a weighted average remaining contractual life of 5.0 years. 273,171 of these options are exercisable. The remaining 240,000 options have exercise prices between $9.75 and $13.50, with a weighted average price of $11.07 and a weighted average remaining contractual life of 6.1 years. 19,401 of these options are exercisable.

  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for the eight option grants in 1995 and 1996: risk-free interest rates of 5.56, 5.86, 6.23, 6.48, 6.61. 6.76, 7.51, and 7.79 percent; expected dividend yields of 0.00 percent; expected life of 7.0 years; expected volatility of 35.47, 35.90, 36.64, 37.99, 37.99, 38.29,
  38.29, and 38.82 percent.

  (14)  Restricted Stock Purchase Plans:

  Under the 1993 Restricted Stock Purchase Plan for Employees ("Employee Plan"), up to 800,000 shares of Common Stock were authorized for possible issuance and employees have been granted the right to purchase shares of Common Stock at prices substantially below market value. The purchase of Common Stock under this plan entitles the employee to full voting and dividend rights but, generally, the shares cannot be sold, transferred, or pledged, and the certificates representing the shares are retained in the custody of the Company. At the earliest of the employee's retirement, death, or total disability, or the termination of the plan, these restrictions on transferring, pledging, or selling the shares expire, and the employee or heirs take unrestricted custody of the stock. In the event the employee leaves the Company prior to any of these occurrences, the Company can repurchase the shares (or, in the case of retirement, a portion of the shares) at the lower of the original purchase price paid by the employee or the then prevailing market price. In addition, under an employment contract with an executive officer of the Company, the Company is obligated to offer to the officer in 1997 the right to purchase 37,500 Class A shares and the Company accelerated such right to January 2, 1997. On December 4, 1996, the Board decided to terminate the Employee Plan, effective January 2, 1997, and all restrictions on outstanding shares lapsed. Accordingly, the Company wrote-off in 1996 all unearned compensation with respect to this plan.

  In 1996, the Corporation loaned to an executive officer and director, $430,000 with interest at the applicable federal rate of 5.32% in lieu of the officer and director selling stock and using the proceeds to repay a loan he incurred in order to pay federal income taxes resulting from his purchase of 75,000 shares of Common Stock pursuant to his employment contract. The principal and the interest on the loan are due on March 8, 1997. The Corporation has agreed to pay a bonus in an amount equal to the accrued interest, grossed-up for all applicable taxes, provided that the loan is not in default. As of December 31, 1996, the entire $430,000 is outstanding.

  Under the 1993 Restricted Stock Purchase Plan for Directors ("Director Plan"), up to 75,000 shares of Class B Common Stock were authorized for possible issuance and certain Directors of the Company have been granted the right to purchase shares of Class B Common Stock at prices substantially below market value. The Director Plan contains restrictions and other provisions similar to those of the Employee Plan. At December 31, 1996, 15,000 shares of Class B Common Stock, subject to the above restrictions, were outstanding under the Director Plan.

  The excess of market price over purchase price at date of grant for the Director Plan, $0.6 million, is deferred as Unearned Compensation and is being amortized as compensation expense over the restricted period. Unamortized amounts (unearned compensation) are shown as a reduction of stockholders' equity. The following amounts were amortized to expense:

                                              (in thousands)
                                       1996        1995      1994
        Employee Plan                  $904       $ 862     $ 245
        Director Plan                    69          90       193
          Total                      $  973       $ 952    $  438

  (15) Employee Stock Ownership Plans:

  The Company had maintained leveraged and non-leveraged employee stock ownership plans. For financial reporting purposes, both plans were curtailed in 1994 and $5,353,000 of the Unamortized Unearned
  Compensation was written off in 1994.

  The leveraged ESOP was established in 1989 by borrowing $20 million through a term note that was guaranteed by the Company. The leveraged ESOP used the proceeds from the note to purchase 756,195 Class B shares. Prior to the August 1, 1994 refinancing, the ESOP note was being amortized according to its scheduled term. Contributions to fund the interest requirements of the loan are reflected as interest expense in the accompanying consolidated statements of income, none in 1996 and approximately $382,000 and $545,000 in 1995 and 1994, respectively. The August 1, 1994 refinancing had the effect of requiring the eight-year note to be paid in 1994 and 1995. This acceleration and the Strategic Business Plan that provided for the divestiture of fourteen additional businesses required the Company to expense the Unamortized Unearned Compensation and to curtail the plan for financial accounting purposes. The Board of Directors resolved to allocate to participants all unallocated shares, effective as of December 31, 1994.

  The non-leveraged ESOP was established in 1989 with the purchase of 1,124,682 Class A and 440,796 Class B shares. The aforementioned divestitures required the Company to expense the Unamortized Unearned Compensation and to curtail the plan for financial accounting purposes. The Board resolved to allocate the unallocated shares, effective as of June 30, 1996.

  Under the Stock Bonus Trust and Plan, shares of the Company's Class B Common Stock are allocated to eligible employee accounts each December 31 based on salary. The Company did not make contributions to this plan in 1996, 1995, or 1994. The Stock Plan held 269,074 and 197,562 shares of the Company's Class B Common Stock as of December 31, 1996 and 1995, respectively.

  (16) Industry Segment Data:

  The Company's operations are conducted through three reportable business segments. These segments are described in Part I, Item 1 on page 4 of this Form 10-K.

  Page 7 contains a summary of certain financial data for each business segment for 1996, 1995 and 1994. Information concerning the content of this financial data is as follows: Intersegment and foreign sales are immaterial. Operating profit is total revenue less operating expenses (cost of sales, SG&A expense and R&D expense). Operating profit does not include restructuring and refinancing costs, interest expense, interest income, or federal and state income taxes. Identifiable assets are those assets used in the Company's operation for each segment. Corporate assets are principally cash, property and other assets.

                    QUARTERLY FINANCIAL DATA (UNAUDITED)

  This information is required by the Securities and Exchange Commission and is unaudited.

                                  First      Second      Third      Fourth
                                  Quarter    Quarter     Quarter    Quarter
                                   (in thousands except for per share data)

  1996:
        Net sales                 $ 96,701   $ 101,415   $ 95,407   $  92,194
        Gross profit                25,461      27,733     25,551      24,409
        Net income (loss):
         Continuing operations       3,841       6,310      5,711      34,440
         Discontinued operations       365         109        917     (28,393)
         Net income               $  4,206    $  6,419   $  6,628    $  6,047
        Earnings (loss) per share:
         Continuing operations    $    .20    $    .34   $   0.31    $   1.84
         Discontinued operations       .02         .00        .05       (1.51)
         Net income (loss)        $    .22    $    .34   $   0.36     $   .33


  Fourth quarter adjustments consist of:
  1.) $1,000,000 unfavorable, reserve for possible disallowed costs 2.) $2,804,000 favorable, inventory results and warranty experience 3.) $ 710,000 favorable, actuarial pension and self-insurance



  1995:
        Net sales                $ 80,840    $ 84,998    $ 87,286    $ 87,694
        Gross profit               20,834      20,865      22,092      22,512
        Net income (loss):
         Continuing operations     (8,475)     (5,822)        298       1,635
         Discontinued operations      437          (8)        676      (4,831)
         Net income (loss)       $ (8,038)   $ (5,830)   $    974     $(3,196)
        Earnings (loss) per share:
         Continuing operations   $  (0.46)   $  (0.32)   $   0.01     $  0.09
         Discontinued operations      .02        (.01)       0.04       (0.26)
         Net income (loss)       $  (0.44)   $  (0.33)   $   0.05     $ (0.17)

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

                                  PART IV

  Item 14.    Exhibits, Financial Statement Schedules and Reports on Form
  8-K

                                                                  Page
                                                                   No.
  (a)  Financial Statements, Schedules and Exhibits:


       1. Financial Statements
          Included in Part II of this report:

          Report of Independent Public Accountants                  24

          Consolidated Statements of Operations for the
          Years Ended December 31, 1996, 1995, and 1994             25

          Consolidated Balance Sheets at December 31, 1996 and 1995 26-27

          Consolidated Statements of Stockholders' Equity for the
          Years Ended December 31, 1996, 1995, and 1994             28

          Consolidated Statements of Cash Flows for the
          Years Ended December 31, 1996, 1995, and 1994             29

          Notes to Consolidated Financial Statements                30-47

          Quarterly Financial Data (Unaudited)                      48


       2. Schedules
          Included in Part IV of this report:

          Schedule II -  Valuation and Qualifying Accounts for
          the Years Ended December 31, 1996, 1995 and 1994          54

          Report of Independent Public Accountants                  55


       3. Exhibits:

          (3)    Articles of incorporation and by-laws:

             (i) The Restated Certificate of Incorporation of the
                 Company, as amended, as Exhibit 19 to the Company's Quarterly Report on Form 10-Q for the quarter ending June 30, 1987, File No. 1-8591, is hereby incorporated herein by reference.

             (ii) The Bylaws of the Company, as amended and restated
                  effective November 26, 1996.

          (4) Instruments defining rights of security holders, including indentures, for the following classes of securities:

             (i) Class A Common Stock, par value $.10 per share, are contained in the Restated Certificate of Incorporation, as amended, incorporated by reference in Exhibit (3)(i) above and are incorporated herein by reference.

             (ii) Class B Common Stock, par value $.10 per share, are contained in the Restated Certificate of Incorporation, as amended, and incorporated by reference in Exhibit (3)(i) above and are incorporated herein by reference.

             (iii) Indenture, dated as of October 1, 1989, between Figgie International Inc. and Continental Bank, National Association, as Trustee, with respect to the 9.875% Senior Notes due October 1, 1999,
                      included as Exhibit (4)   to the Company's Annual
                      Report on Form 10-K for the year ending December 31, 1989, is hereby incorporated herein by reference. State Street Trust succeeded Continental Bank as Trustee pursuant to an agreement dated as of February 7, 1994, which was included as Exhibit
                      (4)(c) to the Company's Annual Report on Form 10-K for the year ending December 31, 1993, and is hereby incorporated herein by reference.



          (10)   Material contracts:

             (i)* The Company's Compensation Plan for Executives, included as Exhibit (3)(10)(b) to the Company's
                      Form 8-B filed October 19, 1983 with the Commission, is hereby incorporated herein by reference.

             (ii)* The Company's Senior Executive Benefits Program, as amended, included as Exhibit (19) to the Company's Quarterly Report on Form 10-Q for the quarter ending September 30, 1988, is hereby incorporated herein by reference.


             (iii)* The Company's 1983 Deferred Compensation Agreement, included as Exhibit (3)(10)(f) to the Company's Form 8-B filed on October 19, 1983 with the Commission, is hereby incorporated herein by reference.

             (iv)* The Company's 1982 Deferred Compensation Agreement, included as Exhibit 10(g) to the Company's Annual Report on Form 10-K for the year ending December 31, 1984, File No. 1-8591, is hereby incorporated herein by reference.

             (v)* The Company's Split Dollar Life Insurance Plan, included as Exhibit 10(h) to the Company's Annual Report on Form 10-K for the year ending December 31, 1985, File No. 1-8591, is hereby incorporated herein by reference.

             (vi)* The Company's 1993 Restricted Stock Purchase Plan for Employees, included as Exhibit A to the Company's definitive Proxy Statement dated May 25, 1993, is hereby incorporated herein by reference.

             (vii)* The Company's 1993 Restricted Stock Purchase Plan for Directors, included as Exhibit B to the Company's definitive Proxy Statement dated May 25, 1993, is hereby incorporated herein by reference.

             (viii)* The Company's Key Employees' Stock Option Plan, included as Exhibit A to the Company's definitive Proxy Statement dated September 22, 1994, is hereby incorporated herein by reference.

             (ix)* Employment agreement dated July 1, 1994, by and between the Company and Steven L. Siemborski, included as Exhibit 10(b) to the Company's Quarterly Report on Form 10Q for the quarter ending September 30, 1994, is hereby incorporated herein by reference.

             (x)* Employment Agreement, dated as of January 1, 1995, by and between John P. Reilly and the Company, included as Exhibit 10(p) to the Company's Annual Report on Form 10K for the year ending December 31, 1994, is hereby incorporated herein by reference.

            (xi) Credit Agreement between the Company and General Electric Capital Corporation, dated as of December 19, 1995; Waiver and Amendment No. 1 dated as of January 30, 1996; Amendment No. 2 dated as of February 19, 1996, included as Exhibit 10(xiv) on Form 10K for the year ending December 31, 1995, is hereby incorporated herein by reference.

           (xii)* Management Agreement, dated February 1, 1996, by and between Robert D. Vilsack and the Company.

           (xiii)* Retention Agreement, dated March 20, 1996, by and between Robert D. Vilsack and the Company.

           (xiv)* Separation Agreement and General Release, dated January 31, 1997, by and between Keith V. Mabee and the Company.

           (xv)* Management Agreement, dated December 9, 1994, by and between Glen W. Lindemann and the Company.

           (xvi)* Retention Agreement, dated July 17, 1996, by and between Glen W. Lindemann and the Company.

           (xvii) Amendment No. 3, dated June 6, 1996, of Credit Agreement between the Company and General Electric Capital Corporation.


             * Management contracts or compensatory plans filed pursuant to Item 14(c) of the Form 10-K.

       (21)  Subsidiaries of the Company

       (23)  Consents of Independent Public Accountants

       (27)  Financial Data Schedule



  (b)  Reports on Form 8-K:

       Form 8-K dated March 1, 1996 filed March 15, 1996.



  (c)  See Exhibits to this report.

  (d)                                                          SCHEDULE II


                 FIGGIE INTERNATIONAL INC. AND SUBSIDIARIES
                     VALUATION AND QUALIFYING ACCOUNTS
                               (in thousands)


                                    Balance,   Charged    Amounts    Balance,
                                    Beginning  to Costs   Charged    End of
            Description             of Year    & Expenses Off        Year


  ALLOWANCE FOR UNCOLLECTIBLE
  TRADE ACCOUNTS RECEIVABLES

   Year ended December 31, 1996        $   303   $    92   $   (84)   $   311

   Year ended December 31, 1995        $   189   $   207   $   (93)   $   303

   Year ended December 31, 1994        $   124   $   249   $  (184)   $   189





  ALLOWANCE FOR PROPERTIES
  HELD FOR SALE

   Land and Land Improvements          $ 7,694         -    $(2,350)  $ 5,344
   Building and Leasehold Improvements   3,490         -     (3,490)        -
   Year ended December 31, 1996        $11,184   $     0    $(5,840)  $ 5,344

   Land and Land Improvements          $12,772         -    $(5,078)  $ 7,694
   Building and Leasehold Improvements   4,083         -       (593)    3,490
   Year ended December 31, 1995        $16,855   $     0    $(5,671)  $11,184

   Land and Land Improvements          $     -   $12,772          -   $12,772
   Building and Leasehold Improvements       -     4,083          -     4,083
   Year ended December 31, 1994        $     0   $16,855    $     0   $16,855





  ALLOWANCE FOR DEFERRED
  DIVESTITURE PROCEEDS

   Year ended December 31, 1996        $20,825   $ 8,519   $(7,601)   $21,743
   Year ended December 31, 1995        $     0   $20,825         -    $20,825

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




  To the Board of Directors
  and Stockholders,
  Figgie International Inc.:

  We have audited in accordance with generally accepted auditing standards, the financial statements of Figgie International Inc. and Subsidiaries included in this Form 10K, and have issued our report thereon dated January 22, 1997. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



  ARTHUR ANDERSEN LLP

   /s/


  Cleveland, Ohio,
  January 22, 1997

                               SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     FIGGIE INTERNATIONAL INC.
                                     (Company)


                                     By  /s/
  Date:     February 3, 1997             S. L. Siemborski
                                         Senior Vice President and
                                         Chief Financial Officer



       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed as of January 24, 1997 by the following persons on behalf of the Company and in the capacities indicated.



  By   /s/                               By  /s/
    J. P. Reilly, Principal              H. Nesbit, II, Director
    Executive Officer & Director




  By   /s/                              By  /s/
    F. J. Brinkman, Director             A. A. Sommer, Jr., Director




  By   /s/                              By  /s/
    G.W. Lindemann, Director             S. L. Siemborski, Director
                                         (Principal financial and
                                         accounting officer)



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

           (ii) The Bylaws of the Company, as amended and restated effective November 26, 1996.

  (4) Instruments defining rights of security holders, including indentures, for the following classes of securities:

           (i) Class A Common Stock, par value $.10 per share, are contained in the Restated Certificate of Incorporation, as amended, incorporated by reference in Exhibit (3)(i) above and are incorporated herein by reference.

           (ii) Class B Common Stock, par value $.10 per share, are contained in the Restated Certificate of Incorporation, as amended, and incorporated by reference in Exhibit
                 (3)(i) above and are incorporated herein by reference.

           (iii) Indenture, dated as of October 1, 1989, between Figgie International Inc. and Continental Bank, National Association, as Trustee, with respect to the 9.875% Senior Notes due October 1, 1999, included as Exhibit
                  (4)(c) to the Company's Annual Report on Form 10-K for the year ending December 31, 1989, is hereby incorporated herein by reference. State Street Trust succeeded Continental Bank as Trustee pursuant to an agreement dated as of February 7, 1994, which was included as Exhibit (4)(c) to the Company's Annual Report on Form 10-K for the year ending December 31, 1993, and is hereby incorporated herein by reference.

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

           (ix) Employment agreement dated July 1, 1994, by and between the Company and Steven L. Siemborski, included as
                  Exhibit 10(b) to the Company's Quarterly Report on Form 10Q for the quarter ending September 30, 1994, is hereby incorporated herein by reference.

           (x) Employment Agreement, dated as of January 1, 1995, by and between John P. Reilly and the Company, included as
                  Exhibit 10(p) to the Company's Annual Report on Form 10K for the year ending December 31, 1994, is hereby incorporated herein by reference.

           (xi) Credit Agreement between the Company and General Electric Capital Corporation, dated as of December 19, 1995; Waiver and Amendment No. 1 dated as of January 30, 1996; Amendment No. 2 dated as of February 19, 1996, included as Exhibit 10(xiv) on Form 10K for the year ending December 31, 1995, is hereby incorporated herein by reference.

           (xii) Management Agreement, dated February 1, 1996, by and between Robert D. Vilsack and the Company.

           (xiii) Retention Agreement, dated March 20, 1996, by and between Robert D. Vilsack and the Company.

           (xiv) Separation Agreement and General Release, dated January 31, 1997, by and between Keith V. Mabee and the Company.

           (xv) Managment Agreement, dated December 9, 1994, by and between Glen W. Lindemann and the Company.

           (xvi) Retention Agreement, dated July 17, 1996, by and between Glen W. Lindemann and the Company.

           (xvii) Amendment No. 3, dated June 6, 1996, of the Credit Agreement between the Company and General Electric Capital Corporation.


      (21)     Subsidiaries of the Company

      (23)     Consent of Independent Public Accountants

      (27)     Financial Data Schedule

                                                                EXHIBIT 21

           SUBSIDIARIES OF THE COMPANY (AS OF JANUARY 22, 1997)

                                                              Percentage of
                                            Jurisdiction of   Securities Owned
               Name                         Incorporation     By the Company

  Allied Industrial Distributors                California             100%
  Figgie Acceptance Corporation                 Delaware               100%
  Figgie Asia Pte. Ltd.                         Singapore              100%
  Figgie Canadian Holdings Ltd.                 Canada-Federal         100%
        Figgie Canada Inc.                      Canada-Federal         100%
  Figgie Communications Inc.                    Ohio                   100%
  Figgie do Brasil Industria e
        Commercio Ltda. (in liq.)               Brazil                 100%
  Figgie Foreign Sales Corporation              Virgin Islands         100%
  Figgie (G.B.) Limited                         United Kingdom         100%
        Figgie (U.K.) Limited                   United Kingdom         100%
        Figgie Sportswear (U.K.) Limited        United Kingdom         100%
  Figgie International (H.K.) Ltd.              Hong Kong              100%
  Figgie International Real Estate Inc.         Delaware               100%
        Cafig Inc.                              Delaware               100%
        Dusk Corporation                        Delaware               100%
  Figgie Investment Trustee Limited             United Kingdom          50%
  Figgie Leasing Corporation                    Delaware               100%
  Figgie Licensing Corporation                  Delaware               100%
  Figgie Packaging Systems Pty. Ltd.            Australia              100%
  Figgie Pension Trustee Limited                United Kingdom          50%
  Figgie Properties Inc.                        Delaware               100%
        Chagrin Highlands Inc.                  Ohio                   100%
        Cudahy Self Storage, Inc.               Wisonsin               100%
        Figgie Risk Management Company          Florida                 85%
        Virginia Center Inc.                    Virginia               100%
  Figgie Sportswear Limited                     United Kingdom         100%
        FP Sportswear B.V.                      Netherlands            100%
  Figgie Transportteknik Sweden AB              Sweden                 100%
  Interstate Electronics Corporation            California             100%
  Logan Fenamec Transporttechnik GmbH           Germany                100%
  Mojonnier de Mexico S de RL de CV (in liq)    Mexico                  49%
  Mojonnier do Brasil Industria e Commercio
     de Equipamentos Ltda. (in liq)             Brazil                 100%
  Snorkel Elevating Work Platforms Limited      New Zealand            100%
  Snorkel Elevating Work Platforms Pty Limited  Australia              100%
  Willoughby Holdings Inc.                      Delaware               100%
    Willoughby Assurance Ltd.                   Bermuda                100%
    Willoughby Services, Inc.                   Delaware               100%
  Wimbledon Shirt Company Limited               United Kingdom         100%

                                                                EXHIBIT 23

                 CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

  As independent public accountants, we hereby consent to the incorporation of our reports included in this Form 10-K, into the Company's previously filed Registration Statements File No. 33-66208, File No. 33-56705, File No. 33-33177 and File No. 333-12183.




  ARTHUR ANDERSEN LLP

   /s/


  Cleveland, Ohio,
  February 3, 1997.