Form 10-K405/A
period 1996-12-31
FIGGIE INTERNATIONAL INC /DE/
filed 1997-02-14
CIK 720032

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

Proxy Statement Re: 1996 Annual Stockholders' Meeting(See Part III)

Certain documents incorporated from prior filings (See Part IV)


Financial Information About the Company's Business Segments

              FIGGIE INTERNATIONAL INC. AND SUBSIDIARIES
                            (in thousands)

                                                       Year Ended December 31
Sales to Unaffiliated Customers* and by Product Line: 1996 1995 1994 Interstate Electronics
 Strategic Weapon Systems                         $ 45,494  $ 50,914 $ 52,909
 Global Positioning Systems                         26,099    28,205   37,964
 Other                                              18,944    19,146   22,764
                                                    90,537    98,265  113,637
Scott
 Health/Safety Products                           $ 70,783  $ 62,058 $ 62,243
 Aviation/Government Products                       65,901    50,511   36,447
                                                   136,684   112,569   98,690
Snorkel
 Booms                                            $ 87,263  $ 78,209 $ 51,719
 Scissorlifts and Other                             71,233    51,775   35,279
                                                   158,496   129,984   86,998

  Total Sales to Unaffiliated Customers           $385,717  $340,818 $299,325

Major Customer Sales*:
  Interstate Electronics                          $ 82,752  $ 86,121 $103,095
  Scott                                             12,591    10,648    2,335
  Snorkel                                               10         6       75
  Total Sales to U.S. Government                  $ 95,353  $ 96,775 $105,505

Export Sales - United States to*:
  Canada                                          $ 14,974  $ 14,690 $ 11,726
  Other                                             25,079    24,477   20,254
  Total U.S. Export Sales                         $ 40,053  $ 39,167 $ 31,980

Operating Profit (Loss)*:
  Interstate Electronics                          $  5,055  $  5,883 $  6,010
  Scott                                             26,914    21,145   17,775
  Snorkel                                           22,078    12,584    4,491
     Total for Reporting Segments                   54,047    39,612   28,276
  Corporate and unallocated expenses               (14,019)  (18,436) (45,495)
  Total Operating Profit (Loss)                   $ 40,028  $ 21,176 $(17,219)

Identifiable Assets:
  Interstate Electronics                          $ 58,395  $ 52,813 $ 50,750
  Scott                                             48,787    37,331   31,901
  Snorkel                                           67,202    59,234   50,556
  Corporate                                        170,882   136,055  177,322
  Discontinued Operations                           27,519    79,423  326,481
  Total Identifiable Assets                       $372,785  $364,856 $637,010

Capital Expenditures:
  Interstate Electronics                          $  2,518  $  1,113 $  3,713
  Scott                                              2,202     1,251    1,501
  Snorkel                                            2,816     2,199    5,658
  Corporate                                          2,183     1,624   12,780
  Discontinued Operations                              560    19,157   36,652
  Total Capital Expenditures                      $ 10,279  $ 25,344 $ 60,304

Depreciation and Amortization:
  Interstate Electronics                          $  1,737  $  1,616 $  1,083
  Scott                                              1,597     1,179    1,024
  Snorkel                                            2,589     2,014    1,591
  Corporate                                            441       855    3,957
  Discontinued Operations                              789       630   33,978
  Total Depreciation and Amortization             $  7,153  $  6,294 $ 41,633


* Excludes those operating units that are discontinued operations. See "Item 7- Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                 FIGGIE INTERNATIONAL INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE YEARS ENDED DECEMBER 31
                   (in thousands, except per share data)

                                                   1996      1995      1994
Net Sales                                     $ 385,717 $ 340,818 $ 299,325
  Costs of Sales                                282,563   254,515   233,941
Gross Profit on Sales                           103,154    86,303    65,384

Operating Expenses:
  Selling, General and Administrative            48,438    51,479    64,361
  Research and Development                       14,688    13,648    18,242
Total Operating Expenses                         63,126    65,127    82,603

Operating Income (Loss)                          40,028    21,176   (17,219)

Other Expense (Income):
   Restructuring and Refinancing Costs              993    11,855    55,204
   Interest Expense                              19,820    29,255    42,062
   Interest Income                               (2,132)   (3,248)   (3,269)
   Other, Net                                    (1,243)   (4,322)   (1,446)

Income (Loss) from Continuing Operations         22,590   (12,364) (109,770)
   before Income Tax Benefit

Income Tax Benefit                               27,712         -    22,986
Income (Loss) from Continuing Operations         50,302   (12,364)  (86,784)

Discontinued Operations, net of tax:
   Income (Loss) from Operations                  1,280     1,871   (41,368)
   (Loss) on Disposal                           (28,282)   (5,597)  (38,578)
                                                (27,002)   (3,726)  (79,946)


Net Income (Loss)                              $ 23,300  $(16,090)$(166,730)

Weighted Average Shares                          18,728    18,202    17,723

Per Share Data:
Income (Loss) from Continuing Operations        $  2.69  $  (0.68) $  (4.90)
(Loss) from Discontinued Operations               (1.44)    (0.21)    (4.51)
Net Income (Loss)                               $  1.25  $  (0.89) $  (9.41)


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