Form 10-K405/A
period 1996-12-31
FIGGIE INTERNATIONAL INC /DE/
filed 1997-04-30
CIK 720032

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended DECEMBER 31, 1996
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________ to
         _______________

                         COMMISSION FILE NUMBER: 1-8591
                                                 ------

                            FIGGIE INTERNATIONAL INC.
         --------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            Delaware                                      52-1297376
--------------------------------            ------------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

      4420 Sherwin Road
      Willoughby, Ohio                                     44094
----------------------------------------            ------------------------
(Address of principal executive offices)                 (Zip Code)

       Registrant's telephone number, including area code: (216) 953-2700
                                                           -----------------


           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                 Class A Common Stock, par value $.10 per share
      --------------------------------------------------------------------
                                Title of class

               Class B Common Stock,  par value $.10 per share
      --------------------------------------------------------------------
                                Title of class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing
requirements for at least the past 90 days.   Yes   X    No
                                                  ----     ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. (See the definition of affiliate in Rule 405.)
                    At 4/  /97             [$          ]


-------------------------------------------------------------------------------------
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


--------------------------------------------------------------------------------------
Class A Common Stock, Par Value $0.10 Per Share (13,684,941 shares outstanding as of 4/9/97)
--------------------------------------------------------------------------------------
Class B Common Stock, Par Value $0.10 Per Share (4,712,747 shares outstanding as of 4/9/97)
--------------------------------------------------------------------------------------

Documents incorporated by reference: List the following documents if incorporated by reference and the part of the Form 10-K into which the document is incorporated: (1) any annual report to security holders, (2) any proxy or information statement, and (3) any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. (The listed documents should be clearly described for identification purposes.)
Certain documents incorporated from prior filings (See Part IV)
--------------------------------------------------------------------------------

                            FIGGIE INTERNATIONAL INC.



                  Figgie International Inc., the registrant, hereby amends the following items of its Annual Report on Form 10-K for 1996 as set forth in the pages attached hereto:


         Items 10, 11, 12, 13.

Item 10.          Directors and Executive Officers of the Registrant
--------          --------------------------------------------------


                  (a)      Identification of Directors
                           ---------------------------


                                                                                                     THREE-YEAR
                                                                                                    TERM EXPIRES
                                                                                  SERVED AS           AT ANNUAL
                                                                                   DIRECTOR           MEETING OF
                           NAME AND PRINCIPAL OCCUPATION                            SINCE           STOCKHOLDERS IN
------------------------------------------------------------------------------------------------- --------------------
STEVEN L. SIEMBORSKI, age 42 (1)                                                     1994                1997
Member of Office of the Chairman since February 3, 1997 and
Senior Vice President and Chief Financial Officer since
July 1, 1993, Figgie International Inc., former Partner, Ernst & Young.

A.A. SOMMER, JR., age 72                                                             1986                1997
Counsel, Morgan, Lewis & Bockius LLP, Washington, D.C., law firm, since
October 1, 1994; former Partner, Morgan, Lewis & Bockius; Chairman, Public
Oversight Board of the American Institute of Certified Public Accountants;
Director, Board of Governors, NASD Regulation, Inc.

WALTER M. VANNOY, age 68                                                             1981                1997
Retired; Chairman of the Board, Figgie International Inc.; from May 18, 1994 to May 16, 1995; Chief Executive Officer, Figgie International Inc.,
from May 18, 1994 to January 3, 1995; Vice Chairman of the Board,
Figgie International Inc., from February 1994 to May 1994;
former President, Vannoy Enterprises; former Vice Chairman,
McDermott International Inc.; former President and Chief Operating Officer,
Babcock & Wilcox; Director Illinora Corp.

FRED J. BRINKMAN, age 67                                                             1992                1998
Consultant; Partner, Arthur Andersen LLP, public accountants, until 1989,
Senior Partner, Asia -Pacific area from 1978 to 1989, and Managing Partner of the firm's Washington, D.C. office from 1981 to 1987; Director,
Washington Gas Light Co. and Charles E. Smith Residential Realty Inc.

F. RUSH McKNIGHT, age 66                                                             1985                1998
Former Partner, Calfee, Halter & Griswold, Cleveland, Ohio, law firm, and
Managing Partner from 1985 to 1991.

JOHN P. REILLY, age 53                                                               1995                1998
President and CEO, Stant Corporation, since January 27, 1997; non-employee
Chairman, Figgie International, Inc., since January 24, 1997; Member of Office of the Chairman, Figgie International, Inc., since January 24, 1997; former
Chief Executive Officer, Figgie International Inc., from January 3, 1995 to
January 24, 1997; former President, Figgie International Inc., from February 1,
1995 to January 24, 1997 and Chairman of the Board of Figgie International Inc.
May 16, 1995 to January 24, 1997; President and Chief Operating Officer, from
Brunswick Corporation, from 1993 to 1994; President and Chief Executive Officer,
Tenneco Automotive, from 1987 to 1993; Director, Trinova Corporation; Director,
Atwood Industries; Director, Barat College.

GLEN W. LINDEMANN, age 57 (1)                                                        1996                1999
Member of Office of the Chairman since February 3, 1997; President of
Figgie International Inc.'s Scott Aviation division since 1989;
President, Paxall Circle Machinery from 1986 to 1989; President, Telesis
Controls Corp. from 1983 to 1986; General Manager, Norton Company,
Safety Equipment Group from 1979 to 1983.

HARRISON NESBIT, II, age 69                                                          1969                1999
Retired; Chairman and Director, Godine, Nesbit, McCabe & Co., an insur ance brokerage firm, from 1987 to 1993; former General Agent, State of
Virginia, Massachusetts Mutual Life Insurance Co.; Director, St. George
Metals, Inc.


(1)  See discussion under the caption "CERTAIN TRANSACTIONS."

                                       2

                  (b)      Identification of Executive Officers

                  Information with respect to the executive officers of Figgie International Inc. (the "Corporation") is set forth under the caption "Executive Officers of the Registrant" contained in Part I, Item 1 of the Corporation's 1996 Form 10-K, which information is incorporated herein by reference.


Item 11.          Executive Compensation
--------          ----------------------

                             DIRECTORS' COMPENSATION

                  The Directors, except for those who are also employees of the Corporation, receive an annual stipend of $15,000, an attendance fee of $1,000 for each meeting of the Board of Directors, and an attendance fee of $750 for each separately called meeting of non-management Directors. In addition, the non-employee members of the Executive and Finance Committee receive $3,000 per year, an attendance fee of $750 for each meeting of the Executive and Finance Committee, and a participation fee of $750 for each regularly scheduled telephonic meeting and $250 for each special telephonic meeting of the Executive and Finance Committee and members of the remaining committees other than the Stock Option Committee receive $3,000 per year, an attendance fee of $250 for each meeting, and a participation fee of $250 for each telephonic meeting. The Directors also receive travel and lodging expenses in connection with their attendance at the Board and Committee meetings.

                  In addition, the Corporation provides certain death and other benefits to Directors. The Corporation has agreed to pay a death benefit, in the amount of $200,000, to the estate of each Director, other than a Director who is also an employee, upon his death. This benefit is provided to a Director while in office and after retirement if he has served five years. The benefit is payable from the general assets of the Corporation, and the Corporation has insured this liability by purchasing life insurance policies on the lives of the eligible Directors. A Director who does not stand for re-election because he is 72 or older or a Director who does not stand for re-election and who was a Director in 1976 is designated a "Director Emeritus", is entitled to attend Board meetings of the Corporation, which reimburses his travel expenses incurred in attending such Board meetings, and is paid the annual fee to which Directors are entitled for a period ending upon the earlier of his death or the third anniversary of the date upon which he ceases to be a Director.



                             EXECUTIVE COMPENSATION

SUMMARY OF COMPENSATION

                  The following table shows information concerning the annual and long-term compensation earned during the last three (3) fiscal years, if required, by the Corporation's Chief Executive Officer ("CEO"), each of the three other executive officers of the Corporation on December 31, 1996 and a former Executive Officer (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                                  LONG TERM
                                                                                                COMPENSATION
                                  ANNUAL COMPENSATION                                              AWARDS
---------------------------------------------------------------------------------------------------------------------
                                                                                          Restricted     Securities
                                                                           Other            Stock        Underlying
                                                                          Annual           Award(s)       Options/     All Other
   Name and Principal Position(1)   Year      Salary       Bonus      Compensation(2)       ($)(3)        SARs (#)   Compensation(4)
----------------------------------------------------------------------------------------------------------------------------------
John P. Reilly(5)                   1996       $500,000    $300,000          --             --             --            38,241
Chairman, CEO and President
                                    1995        500,000     250,000     $67,198       $165,000        500,000            38,178

Steven L. Siemborski                1996        350,000     182,000     344,531             --             --            21,290
Senior Vice President and
Chief Financial Officer             1995        350,000     108,000     448,124             --             --            16,179

                                    1994        175,000      25,000     258,126             --             --            60,363

Keith V. Mabee(6)                   1996        200,000     104,000          --         79,790         15,000            16,288
Vice President - Corporate
Relations                           1995        192,916      52,000          --             --         15,000            13,141

                                    1994        152,666          --          --         18,464             --            12,919

Robert D. Vilsack(7)                1996        114,666      56,700          --         55,463         14,000             8,025
General Counsel and Secretary

L.A. Harthun(8)                     1996        125,000      65,000          --         29,727             --            20,697
Former Senior Vice President--
Legal and Secretary                 1995        239,166      80,000          --             --         17,000            20,941

                                    1994        229,166          --          --             --             --            18,520



     (1) The portions indicated are those as of December 31, 1996.

     (2) The amounts indicated with respect to Mr. Siemborski represent the difference between the fair market values of the 37,500 shares of Class A Common Stock acquired by Mr. Siemborski in each of 1996, 1995 and 1994 and the prices paid by Mr. Siemborski for those shares.

     (3) The transfer and pledge restrictions on the restricted shares reflected in the table lapsed upon the termination of the 1993 Restricted Stock Purchase Plan for Employees (the "Restricted Stock Plan") on January 2, 1997. The Board of Directors accelerated the termination date from July 1, 1998 pursuant to the terms of the plan. As of December 31, 1996, the aggregate number of shares and the value of the shares of restricted stock held by the Named Executive Officers (less the purchase price paid by the executive) were as follows: Mr. Reilly, 30,000 shares of Class A Common Stock having a market value (less purchase price) of $330,000; Mr. Mabee, 14,675 shares of Class A Common Stock having a market value (less purchase price) of $161,425; and Mr. Vilsack, 5,100 shares of Class A Common Stock having a market value of (less purchase price) of $56,100.

     (4) Includes the following for 1996:

         (a) The discounted value of the benefit to each of the Named Executive Officers of the premium paid by the Corporation during 1996 for one or more split-dollar insurance policies under which the executive receives an interest in the cash surrender value of the policy at the time when the ownership of the policy is split between the executive and the Corporation, which then becomes the beneficiary of a policy on the executive's life with a cash surrender value equivalent to the Corporation's premium payments. The executives paid a portion of the premium based upon a rate for term life insurance. The amounts reflected in the table for split-dollar insurance are as follows:
         Mr. Reilly -- $34,173; Mr. Siemborski -- $12,912; Mr. Mabee -- $7,958;
         Mr. Vilsack $2,645; and Mr. Harthun-- $7,417.

         (b) The allocations for 1996 of equivalent shares of Class A Common Stock or Class B Common Stock under the Figgie International Inc. Stock Ownership Trust and Plan for Salaried Employees (the "ESOP for Salaried Employees"). The dollar values as of December 31, 1996 of the allocations for each of the Named Executive Officers of the Corporation are as follows: Mr. Reilly -- $4,068; Mr. Siemborski -- $8,378; Mr. Mabee -- $8,330; Mr. Vilsack-- $5,380; and Mr. Harthun--
         $13,230.

         (5) Mr. Reilly resigned as CEO and President of the Corporation on January 24, 1997 and remained as the non-employee Chairman of the Board of Directors. He was not employed by the Corporation prior to 1995.

         (6) Mr. Mabee became an executive officer of the Corporation on February 23, 1994 and left the Corporation on January 30, 1997.

         (7) Mr. Vilsack became General Counsel of the Corporation on February 1, 1996, Secretary of the Corporation on July 5, 1996 and Vice President of the Corporation on February 1, 1997.

         (8)     Mr. Harthun retired from the Corporation on July 5, 1996.


STOCK OPTIONS

         The following tables provide information on grants of stock options pursuant to the Figgie International Inc. Key Employees' Stock Option Plan (the "Stock Option Plan") during the year ended December 31, 1996. The Stock Option Plan is administered by the Stock Option Committee of the Board of Directors, which has the authority to determine the individuals to whom options are granted and the terms of all grants thereunder. The Stock Option Plan provides for the issuance of nonqualified stock options and "incentive stock options," within the meaning of Section 422 of the Internal Revenue Code, for the Corporation's Class A Common Stock and the granting of stock appreciation rights ("SARs"). The options granted pursuant to the Stock Option Plan have terms of up to 10 years from the date of grant and an exercise price equal to one hundred percent (100%) of the fair market value on the date of grant and are non-transferable.

OPTION GRANTS IN LAST FISCAL YEAR

         The following table provides information related to options granted or awarded to the Named Executive Officers during 1996.


                                  OPTION GRANTS IN LAST FISCAL YEAR
                              Number of    % of Total
                              Securities    Options                                            Potential Realizable Value at
                              Underlying   Granted to   Exercise                               Assumed Annual Rates of Stock
                               Options     Employees     or Base                                     Price Appreciation
                               Granted     in Fiscal      Price       Grant     Expiration  ----------------------------------------
    Name                        (#)          Year       ($/share)      Date        Date           0%            5%          10%
------------------------------------------------------------------------------------------------------------------------------------

John P. Reilly..............           --      --           --           --            --        N/A            --           --
Steven L. Siemborski........           --      --           --           --            --        N/A            --           --
Keith V. Mabee (2)..........       15,000     6.3      $11.125       02/01/96     02/21/03       N/A         $67,929      $158,312
Robert D. Vilsack (3).......       14,000     5.8       11.125       02/01/96     02/21/03       N/A          63,400       147,759
L.A. Harthun (4)............       17,000     7.1       11.125       02/01/96     02/21/03       N/A          76,900       179,422
All Stockholders............          N/A     N/A          N/A            N/A          N/A       N/A
All Optionees...............      237,500     100%     Various        Various      Various       N/A
Options Gain as % of all
    Stockholder Gain........          N/A     N/A          N/A            N/A          N/A       N/A



(1) The dollar amounts under these columns are the results of calculations at assumed annual rates of stock price appreciation of zero percent (0%), five percent (5%) and ten percent (10%). These assumed rates of growth were selected by the Securities and Exchange Commission for illustration purposes only. They are not intended to forecast possible future appreciation, if any, of the Corporation's stock price. Since the options have an exercise price equal to the market value on the date of grant, no gain is possible without an increase in stock prices, which will benefit all stockholders. A zero percent (0%) gain in stock price will result in a zero percent (0%) benefit to such Optionees.

(2) Mr. Mabee's options vested in one-third (1/3) cumulative installments on each of February 21, 1997, February 21, 1998 and February 21, 1999. Upon Mr. Mabee's departure from the Corporation on January 30, 1997, his options vested and are now exercisable until seven years from the date of grant.

(3) Mr. Vilsack's options vest in one-third (1/3) cumulative installments on each of February 21, 1997, February 21, 1998 and February 21, 1999. Mr. Vilsack has until February 21, 2004 to exercise his options for the 14,000 shares.

(4) Mr. Harthun's options vested in one-third (1/3) cumulative installments on each of February 21, 1997, February 21, 1998 and February 21, 1999.
      Mr. Harthun's options terminated ninety days after his retirement from the Corporation.


AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES TABLE

      The following table provides information related to any stock options exercised by the Named Executive Officers during 1996 and the value of unexercised in-the-money options held by the Named Executive Officers at December 31, 1996:


AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES


                                                              NUMBER OF SECURITIES
                                                              UNDERLYING UNEXERCISED         VALUE-OF-UNEXERCISED
                             SHARES-ACQUIRED                   OPTIONS-AT-FY-END-(#)      IN-THE-MONEY-OPTIONS/SARs
                              ON EXERCISE       VALUE             EXERCISABLE/            AT FY END ($) EXERCISABLE/
NAME                              (#)(1)      REALIZED ($)(1)     UNEXERCISABLE              UNEXERCISABLE
---------------------------  ---------------  ---------------  ---------------------      --------------------------

John P. Reilly...........            0                 0          200,000/300,000             $1,100,000/$1,650,000
Steven L. Siemborski.....            0                 0                0/0                            0/0
Keith V. Mabee...........            0                 0            5,000/25,000                  21,875/89,775
Robert D. Vilsack........            0                 0                0/14,000                       0/12,250
L.A. Harthun.............        5,667           $36,481                0/0                            0/0


(1) Mr. Harthun, who was the Named Executive Officer who exercised an option retired from the Corporation prior to the exercise of the option.


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


                                                     ANNUAL
                                            PENSIONABLE EARNINGS(1)
                                    ---------------------------------------

                                      0-100% OF           OVER 100% OF
                                       COVERED              COVERED
                                    COMPENSATION     -    COMPENSATION
                                         (2)                  (2)
                                    ----------------- ---------------------
Retirement Income Credit                  0.7%                  1.2%

(1) "Annual Pensionable Earnings" includes cash salaries and bonuses received by the participant but excludes any such earnings in excess of $150,000 for calendar year 1996 and thereafter (plus any increase for cost-of-living as shall be prescribed by the Secretary of the Treasury pursuant to Sections 401(a)(17) and 415(d) of the Internal Revenue
         Code).

(2) "Covered Compensation" means the average of the contributions and benefit bases in effect under Section 230 of the Social Security Act for each such calendar year in the 35 calendar years ending immediately prior to each such calendar year. For calendar year 1997, Covered Compensation will equal $27,596.

         Generally, any salaried employee of the Corporation except employees of certain non-participating divisions and subsidiaries is eligible to participate in the Salaried Provisions after the earlier of the completion of one year of service or attainment of age 40. A participant becomes vested in the Salaried Provisions five years after the participant's hire date. Upon reaching normal retirement at age 65, each participant is generally entitled to receive an annual retirement benefit for life equal to the total of the retirement income credits accrued by him during his period of participation. Such benefit is not subject to any deduction for Social Security benefits. A reduced annual retirement income benefit may be payable to a retired employee under other actuarially equivalent forms of pay-out provided for in the Salaried Provisions. The Salaried Provisions also contain provisions for early retirement and preretirement death benefits payable to spouses and dependent children of certain deceased participants. During 1996, certain employees of the Corporation and its subsidiaries accrued retirement benefits under separate retirement plans of the Corporation which cover employees of its divisions or subsidiaries which are not or were not at the time participating under the Salaried Provisions or a prior plan which was terminated on November 21, 1988 (the "Prior Plan").

         As of December 31, 1996, the annual benefits payable upon retirement under the Salaried Provisions, including accrued benefits from the Prior Plan, to the Named Executive Officers are stated below. In deter mining such benefits, the executives' earnings were estimated through 1996 and were assumed not to exceed $150,000 after 1996. Covered Compensation ($27,596 for 1997) was assumed not to increase after 1997, the maximum allowable employer-funded benefit under the Internal Revenue Code (which is the greater of $118,800 or the accrued benefit as of December 31, 1982) was assumed to continue to retirement and executives were assumed to continue working until at least age 65 and to be fully vested. Based upon the preceding assumptions, the annual benefits payable to such persons including benefits payable as a result of voluntary contributions and the accrued benefits from the Prior Plan are as follows: Mr. Reilly -- [$ ]; Mr. Siemborski -- [$ ]; Mr. Mabee -- [$ ] and Mr. Vilsack --
[$ ].

SENIOR EXECUTIVE BENEFITS PROGRAM

         The following plan table shows the annual benefits upon retirement at age 65 in 1996 for various combinations of compensation and lengths of service which may be payable under the Corporation's Senior Executive Benefits Program (the "SEBP") to the Named Executive Officers. These amounts are paid in addition to the amounts payable under the Corporation's Salaried Provisions discussed above.


                               PENSION PLAN TABLE
-------------------------------------------------------------------------------------------------------------------
  REMUNER-                               ANNUAL BENEFIT FOR YEARS
  ATION(2)                              OF CREDITED SERVICE SHOWN(1)
-------------------------------------------------------------------------------------------------------------------
                  10 YEARS          15 YEARS         20 YEARS           25 YEARS         30 YEARS          35 YEARS
-------------------------------------------------------------------------------------------------------------------

 $125,000          $20,841           $42,493           $37,062           $31,632          $26,201           $20,770
  150,000           29,296            55,177            48,557            41,937           35,317            28,697
  175,000           40,130            71,427            64,807            58,187           51,567            44,947
  200,000           50,963            87,677            81,057            74,437           67,817            61,197
  225,000           61,796           103,927            97,307            90,687           84,067            77,447
  250,000           72,630           120,177           113,557           106,937          100,317            93,697
  300,000           94,296           152,677           146,057           139,437          132,817           126,197
  350,000          115,963           185,177           178,557           171,937          165,317           158,697
  400,000          137,630           217,677           211,057           204,437          197,817           191,197
  450,000          159,296           250,177           243,557           236,937          230,317           223,697
  500,000          180,963           282,677           276,057           269,437          262,817           256,197
-------------------------------------------------------------------------------------------------------------------


(1) Annual benefits are computed on the basis of one hundred percent (100%) joint and survivor benefit. The annual benefits reflected in the table constitute sixty-five percent (65%) of final covered remuneration prorated for service less than fifteen (15) years, less assumed social security benefits of $22,464 and less assumed amounts of benefits payable under the Salaried Provisions. The benefits under the Salaried Provisions have been calculated based upon the assumptions that the amount of Covered Compensation, as defined in the Salaried Provisions, remains fixed for all years of participation and the amount of Annual Pensionable Earnings, as defined in the Salaried Provisions, is limited to amounts that do not exceed $150,000. (See the description of the Salaried Provisions set forth above.) (Accrual under the Salaried Provisions for years prior to [1996] may be less than as assumed.) The gross annual benefits will be increased by ten percent (10%) of the final covered remuneration for a participant in the SEBP as of February 18, 1987 or a person hired prior to February 18, 1987 who completes 20 years of service. The annual benefits will be reduced by any retirement or deferred compensation plans of other employers.

(2) Consists of base salary and the installment payments that have been received by an executive under the discretionary bonus component of the Corporation's incentive bonus arrangements.


         As of December 31, 1996, the credit years of service for the 5 individuals named in the Summary Compensation Table are as follows: Mr. Reilly, 2 years; Mr. Siemborski, 2 years; Mr. Mabee, 3 years; and Mr. Vilsack, 6 years.

                       EMPLOYMENT AND SEVERANCE AGREEMENTS

         The Corporation entered into an employment agreement dated January 1, 1995 (the "Executive Agreement") with John P. Reilly. The Executive Agreement provides for Mr. Reilly's employment as CEO of the Corporation at an annual base salary of $500,000. In addition, the Executive Agreement provides Mr. Reilly the following: (i) a guaranteed lump sum payment for 1995 of $250,000 (which was paid) if he remains an employee of the Corporation until April 30, 1996; (ii) the right (which was exercised) to acquire 30,000 shares of the Corporation's Common Stock pursuant to the terms of the Restricted Stock Plan; (iii) an option to purchase 500,000 shares of the Corporation's Class A Common Stock pursuant to the Stock Option Plan, at an option price equal to the fair market value of such stock determined under the plan, exercisable not later than the seventh anniversary of the date of issuance (which was granted). In addition, the Executive Agreement entitles Mr. Reilly to participate in the Corporation's regular bonus and benefit plans for senior executives. In the event of Mr. Reilly's death or disability (as defined), Mr. Reilly's employment shall be deemed to have terminated, except that the Corporation will pay a pro rata portion of any guaranteed payment or bonus otherwise payable. If the Corporation terminates Mr. Reilly's employment without good cause (as defined), then the Corporation must pay Mr. Reilly's base salary for the greater of (i) two years, or (ii) the remainder of the term of the Executive Agreement. The Executive Agreement terminates on January 1, 1998, and will be automatically extended for successive one-year periods unless the Corporation or Mr. Reilly gives notice of termination. Upon Mr. Reilly's resignation from the Corporation on January 24, 1997. The Corporation extended to January 1993 the period during which Mr. Reilly can exercise his vested option and determined to pay Mr. Reilly his bonus for 1996 in 12 monthly payments.

         The Corporation entered into an employment Agreement dated July 1, 1994 (the "Employment Contract") with Steven L. Siemborski. The Employment Contract provides for Mr. Siemborski's employment as Senior Vice President and Chief Financial Officer of the Corporation at an annual base salary of $350,000. In addition, the Employment Agreement provides Mr. Siemborski the following: (i) a special $50,000 transition payment (which was paid in 1994), an incentive bonus of $25,000 for reducing financial consulting fees by fifty percent (50%) during his first four months of employment (which was paid on June 30, 1995) and an additional incentive bonus of $50,000 for reducing such financial consulting fees to zero by June 30, 1995 (which was paid on June 30, 1995) during the first year of the Employment Contract; (ii) the greater of a bonus of $50,000 or the bonus payable to him with respect to the 1995 calendar year under the regular bonus programs of the Corporation during the second year of the Employment Contract (which was paid); and (iii) a discretionary bonus under the regular bonus programs of the Corporation during the third and fourth years of the Employment Contract. Mr. Siemborski also received the right to purchase 150,000 shares of the Corporation's Common Stock, the class to be determined by the Stock Option Committee, for one dollar ($1.00) per share in four annual increments of 37,500 shares beginning July 1 and the following November 1st beginning in 1994 (Mr. Siemborski has acquired 75,000 shares of Class A Common Stock pursuant to this right), to participate in other benefit plans provided by the Corporation, and to be reimbursed for all reasonable expenses incurred while performing his duties under the Employment Contract. Further, the Employment Contract provides that in the event Mr. Siemborski's employment is terminated due to death or disability (as defined), Mr. Siemborski (or his successor in interest) would be entitled to the pro rata portion of any bonus which would have been payable during the second, third and fourth years of the Employment Contract and to his stock purchase rights under the Employment Contract. The Employment Contract also provides that in the event Mr. Siemborski's employment is terminated by the Corporation without good cause (as defined) or by Mr. Siemborski for good reason (as defined), Mr. Siemborski would be entitled to his stock purchase rights under the Employment Contract and to severance pay based upon the date of termination of his employment as follows: (i) if employment is terminated during the first year of the Employment Contract, a proportional amount of $400,000 with respect to the year of his termination and $400,000, $350,000 and $350,000 for the succeeding three years; (ii) if employment is terminated during the second year of the Employment Contract, a proportional amount of $400,000 with respect to that year and $350,000 for each of the next succeeding two years; or (iii) if employment is terminated during the third year of the Employment Contract, a proportional amount of $350,000 with respect to that year and $350,000 for the succeeding year.

         The Corporation entered into a management agreement dated February 1, 1996 (the "Officer Agreement") with Robert D. Vilsack. The Officer Agreement provides for Mr. Vilsack's employment until February 1, 1999, and automatic extensions for successive one year terms thereafter, as General Counsel of the Corporation. Either the Corporation or Mr. Vilsack may terminate the Officer Agreement on February 1, 1999 or at the end of any successive one year term thereafter. If Mr. Vilsack's employment is terminated due to his retirement or death, his benefits will be determined in accordance with the Corporation's retirement and benefit plans then in effect in which Mr. Vilsack is a participant. In the event Mr. Vilsack becomes disabled, the Corporation may terminate his employment, and Mr. Vilsack's benefits will be determined in accordance with the Corporation's disability and other applicable plans then in effect. If the Corporation terminates Mr. Vilsack's employment other than for cause (as defined), the Corporation will continue to pay Mr. Vilsack his monthly base salary then in effect, as well as his life insurance and health care benefits (unless comparable benefits are provided by a subsequent employer), for 12 full calendar months following the date of such termination. In such an event, Mr. Vilsack will also be entitled to reimbursement for the cost of out-placement services up to fifteen percent (15%) of his annual base salary. In the event of any termination, the Corporation will be obligated to pay when due all other benefits to which Mr. Vilsack has a vested right.

         The Corporation entered into a retention agreement dated March 22, 1996 (the "Officer Retention Agreement") with Mr. Vilsack until May 31, 1997. Unless the Officer Retention Agreement is earlier terminated by Mr. Vilsack without cause or by the Corporation based on Mr. Vilsack's death or disability or for cause (as defined), the Officer Retention Agreement grants to Mr. Vilsack a continued service bonus, as an incentive for Mr. Vilsack to remain an employee of the Corporation, payable on the earlier of (i) the execution of an agreement for a merger, consolidation, sale or divestiture of substantially all of the assets of the Corporation, (ii) the termination by Mr. Vilsack of his employment within three months of the Corporation making a significant negative change in the nature or scope of his authorities, powers, functions or duties (the earlier of (i) or (ii) being "Mr. Vilsack's Release Date"), or (iii) the execution of an agreement for a merger, consolidation, sale or divestiture of substantially all of the assets of any one of the Interstate Electronics, Snorkel, Scott or Taylor Divisions of the Corporation and a corresponding declaration by the Board of Directors of a dividend payable to stockholders. The continued service bonus provides the right to purchase 2,550 shares of the Corporation's common stock under the Restricted Stock Plan and immediate vesting of all options previously granted to Mr. Vilsack pursuant to the Stock Option Plan. On Mr. Vilsack's Release Date, if any, Mr. Vilsack will be entitled to an additional service bonus consisting of: (i) a lump sum payment or monthly payments in an amount equal to 12 full calendar months of Mr. Vilsack's salary in effect on Mr. Vilsack's Release Date, (ii) a lump sum payment or monthly payments, in an amount equal to 12 months of the monthly car allowance being received by Mr. Vilsack on Mr. Vilsack's Release Date, (iii) a waiver of the Corporation's right to repurchase shares previously purchased by Mr. Vilsack pursuant to the Restricted Stock Plan, (iv) any then unpaid installments of bonuses previously awarded to Mr. Vilsack pursuant to the Corporation's Compensation Plan for Executives, and (v) such additional bonuses as the Management Development-Compensation and Nominating Committee of the Board of Directors may award to Mr. Vilsack with respect to his 1996 performance and his contribution toward the successful completion of a merger, consolidation or the sale of a part or all of the Corporation.

         The Corporation entered into a management agreement dated February 23, 1995 (the "Management Agreement") with Keith V. Mabee. The Management Agreement provides for Mr. Mabee's employment until February 23, 1998, and automatic extensions for successive one year terms thereafter, as Vice President-Corporate Relations of the Corporation. Either the Corporation or Mr. Mabee may terminate the Management Agreement on February 23, 1998 or at the end of any successive one year term thereafter. If Mr. Mabee's employment is terminated due to his retirement or death, his benefits will be determined in accordance with the Corporation's retirement and benefit plans then in effect in which Mr. Mabee is a participant. In the event Mr. Mabee becomes disabled, the Corporation may terminate his employment, and Mr. Mabee's benefits will be determined in accordance with the Corporation's disability and other applicable plans then in effect. If the Corporation terminates Mr. Mabee's employment other than for cause (as defined), the Corporation will continue to pay Mr. Mabee his monthly base salary then in effect, as well as his life insurance and health care benefits (unless comparable benefits are provided by a subsequent employer), for 24 full calendar months following the date of such termination. In such an event, Mr. Mabee will also be entitled to reimbursement for the cost of out placement services up to fifteen percent (15%) of his annual base salary. In the event of any termination, the Corporation will be obligated to pay when due all other benefits to which Mr. Mabee has a vested right.

         The Corporation entered into a retention agreement dated March 20, 1996 (the "Retention Agreement") with Mr. Mabee until May 31, 1997. Unless the Retention Agreement is earlier terminated by Mr. Mabee without cause or by the Corporation based on Mr. Mabee's death or disability or for cause (as defined), the Retention Agreement grants to Mr. Mabee a continued service bonus, as an incentive for Mr. Mabee to remain an employee of the Corporation, payable on the earlier of (i) the execution of an agreement for a merger, consolidation, sale or divestiture of substantially all of the assets of the Corporation, (ii) the termination by Mr. Mabee of his employment within three months of the Corporation making a significant negative change in the nature or scope of his authorities, powers, functions or duties (the earlier of (i) or (ii) being "Mr. Mabee's Release Date"), or (iii) the execution of an agreement for a merger, consolidation, sale or divestiture of substantially all of the assets of any one of the Interstate Electronics, Snorkel, Scott or Taylor Divisions of the Corporation and a corresponding declaration by the Board of Directors of a dividend payable to stockholders. The continued service bonus provides the right to purchase 3,668 shares of the Corporation's common stock under the Restricted Stock Plan and immediate vesting of all options previously granted to Mr. Mabee pursuant to the Stock Option Plan. On Mr. Mabee's Release Date, if any, Mr. Mabee will be entitled to an additional service bonus consisting of: (i) a lump sum payment or monthly payments in an amount equal to 24 full calendar months of Mr. Mabee's salary in effect on Mr. Mabee's Release Date, (ii) a lump sum payment or monthly payments, in an amount equal to 12 months of the monthly car allowance being received by Mr. Mabee on Mr. Mabee's Release Date, (iii) a waiver of the Corporation's right to repurchase shares previously purchased by Mr. Mabee pursuant to the Restricted Stock Plan, (iv) any then unpaid installments of bonuses previously awarded to Mr. Mabee pursuant to the Corporation's Compensation Plan for Executives, and (v) such additional bonuses as the Management Development-Compensation and Nominating Committee of the Board of Directors may award to Mr. Mabee with respect to his 1996 performance and his contribution toward the successful completion of a merger, consolidation or the sale of a part or all of the Corporation.

         Mr. Mabee entered into a Separation Agreement on January 1997 under which he received the compensation to which he was entitled under the Management Agreement and the Retention Agreement.

         The Corporation entered into a management agreement dated April 28, 1995 (the "Agreement") with Luther A. Harthun. The Agreement, as amended on January 31, 1996, provided for Mr. Harthun's continued employment until July 3, 1996 (unless mutually extended or terminated) as Senior Vice President -- Legal and Secretary of the Corporation, at his current base salary on April 28, 1995, a guaranteed bonus for 1995 to be paid in 1996 of $80,000 and various benefits upon his termination of employment prior to July 3, 1996 under specified circumstances. Mr. Harthun retired on July 5, 1996.

         The Corporation entered into a retention agreement dated March 20, 1996 (the "Management Retention Agreement") with Mr. Harthun. As noted above, Mr. Harthun retired on July 5, 1996. The Management Retention Agreement provided similar benefits to those provided to Mr. Mabee in the Officer Retention Agree-ment except that the periods for which such benefits were to be provided were shorter.

           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Until the Annual Meeting of the Stockholders on November 26, 1996, the Management Development-Compensation and Nominating Committee of the Board of Directors consisted of Harrison Nesbitt, II (Chairman), Fred J. Brinkman,
Alfred V. Gangnes, F. Rush McKnight, A.A. Sommer, Jr. and Walter M. Vannoy, with John P. Reilly participating in an ex-officio and non-voting basis. After the Annual Meeting, the members of the committee remained the same for the rest of 1996 except that Mr. Gangnes was no longer a member because he was no longer a director.

         The members of the Stock Option Committee of the Board of Directors during 1996 were A.A. Sommer, Jr. (Chairman), Fred J. Brinkman and Harrison Nesbitt, II.

         The Corporation entered into an employment agreement dated October 28, 1994 (the "Agreement") with Walter M. Vannoy. The Agreement provided for Mr. Vannoy's employment as Vice-Chairman of the Board of Directors between February 16, 1994 and May 18, 1994, as CEO from May 18, 1994 until such time as a new CEO was duly elected and took office, and as Chairman of the Board from May 18, 1994 until a new Chairman was named, and provided him with a salary and various benefits for a specified period thereafter. Mr. Vannoy's annual base salary under the Agreement was $400,000. In addition to his base salary, Mr. Vannoy was entitled to receive a discretionary bonus under the regular bonus programs of the Corporation, to participate in other benefit plans provided by the Corporation, and to be reimbursed for all reasonable expenses incurred while performing his duties under the Agreement. Upon Mr. Vannoy's retirement from the Corporation, the Corporation repurchased 50% of the 115,497 shares of restricted stock acquired by Mr. Vannoy pursuant to the Agreement and under the Restricted Stock Plan. During 1995, Mr. Vannoy received $400,000 pursuant to the provisions of the Agreement as well as the use of an apartment and a car and reimbursement of moving expenses, and during 1996, he received $150,000 until the termination of his employment under the Agreement.


Item 12.  Security Ownership of Certain Beneficial Owners and Management
--------  --------------------------------------------------------------

                             PRINCIPAL STOCKHOLDERS

         The stockholders named in the following table are those which are known to the Corporation to be the beneficial owners of five percent (5%) or more of the Corporation's Class A Common Stock or Class B Common Stock. Unless otherwise indicated, the information is as of March 31, 1997. For purposes of this table, and as used elsewhere in this Form 10-K, the term "beneficial owner" means any person who, directly or indirectly, has or shares the power to vote, or to direct the voting of, a security or the power to dispose, or to direct the disposition of, a security. Except as otherwise indicated, the Corporation believes that each individual owner listed below exercises sole voting and dispositive power over his or its shares.



-----------------------------------------------------------------------------------------------------------------------

                                                                                       AMOUNT AND
                                                                                        NATURE OF
                                    NAME AND ADDRESS OF                               BENEFICIAL             PERCENT
   TITLE OF CLASS                    BENEFICIAL OWNER                                  OWNERSHIP            OF CLASS
   --------------                    ----------------                                  ---------            --------
-----------------------------------------------------------------------------------------------------------------------
Class A Common Stock          NewSouth Capital Management, Inc.
                              1000 Ridgeway Loop Road, Suite 233
                              Memphis, TN  38120                                      1,827,991(1)             13.4%
-----------------------------------------------------------------------------------------------------------------------
Class A Common Stock          The Capital Group Companies, Inc.
                              333 South Hope Street, 52nd Floor
                              Los Angeles, CA  90071                                    625,400(2)              4.6%
-----------------------------------------------------------------------------------------------------------------------
Class A Common Stock          The Prudential Insurance Company of America
                              Prudential Plaza
                              Newark, NJ  07102-3777                                    969,600(3)              7.1%
-----------------------------------------------------------------------------------------------------------------------
Class A Common Stock          Westchester Capital Management
                              100 Summit Lake Drive
                              Valhalla, NY 10595                                        927,672(4)              6.8%
-----------------------------------------------------------------------------------------------------------------------
Class A Common Stock          Wellington Management Company
                              75 State Street
                              Boston, MA  02109                                         825,000(5)              6.0%
-----------------------------------------------------------------------------------------------------------------------
Class B Common Stock          Wilmington Trust Corporation
                              Rodney Square North
                              1100 North Market Street
                              Wilmington, DE  19890                                   1,028,868(6)             21.8%
-----------------------------------------------------------------------------------------------------------------------
Class B Common Stock          The Figgie Family Group
                              37001 Shaker Boulevard
                              Hunting Valley, OH  44022                                 936,976(7)             19.9%
-----------------------------------------------------------------------------------------------------------------------
Class B Common Stock          Mentor Partners LP
                              500 Park Avenue
                              New York, NY  10022                                       433,300(8)              9.2%
-----------------------------------------------------------------------------------------------------------------------
Class B Common Stock          The Goldman Sachs Group, L.P.
                              85 Broad Street
                              New York, NY 10004                                        293,188(9)              6.2%
-----------------------------------------------------------------------------------------------------------------------

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

(2) This amount, as reflected in a report on Schedule 13G dated February 12, 1997 and as of December 31, 1996, filed jointly by The Capital Group Companies, Inc. ("CGC") and Capital Guardian Trust Company ("CGTC"), consists of 589,400 shares as to which CGC and CGTC claim sole voting power and 625,400 shares as to which CGC and CGTC claim sole dispositive power. The reporting persons do not claim any shared voting power or shared dispositive power.

(3) This amount, as reflected in a report on Schedule 13G dated January 28, 1997 and as of December 31, 1996, consists of 720,600 shares as to which the reporting person claims sole voting power, 241,300 shares as to which the reporting person claims shared voting power, 720,600 shares as to which the reporting person claims sole dispositive power and 249,000 shares as to which the reporting person claims shared dispositive power.

(4) This amount, as reflected in a report on Schedule 13G dated February 5, 1997 and as of December 31, 1996, consists of 863,872 shares as to which the reporting person claims sole voting power, 63,800 shares as to which the reporting person claims shared voting power, 863,872 shares as to which the reporting person claims sole dispositive power and 63,800 shares as to which the reporting person claims shared dispositive power.

(5) This amount, as reflected in a report on Schedule 13G dated January 24, 1997 and as of December 31, 1996, consists of 405,400 shares as to which the reporting person claims shared voting power and 825,000 shared as to which the reporting person claims shared dispositive power. The reporting person does not claim any sole voting power or sole dispositive power.

(6) This amount, as reflected in a report on Schedule 13G dated February 3, 1997 and as of December 31, 1996, filed by Wilmington Trust Corporation ("WT Corporation") and Wilmington Trust Company ("WT Company") consists of 261,872 shares as to which WT Corporation and WT Company claim sole voting and dispositive power and 766,996 shares as to which WT Corporation and WT Company claim shared voting and dispositive power.

(7) This amount, as reflected in a report on Schedule 13D/A dated December 5, 1996, filed by Harry E. Figgie, Jr., Nancy F. Figgie, Harry E. Figgie, III, Mark P. Figgie, Matthew P. Figgie, The Figgie Family Foundation and The Clarke-Reliance Corporation, as a group, consists of 579,734 shares as to which Harry E. Figgie, Jr. claims sole voting and dispositive power, 57,881 shares as to which Nancy F. Figgie claims sole voting and dispositive power, 105,995 shares as to which Harry E. Figgie, III claims sole voting and dispositive power, 58,189 shares as to which Mark P. Figgie claims sole voting and dispositive power, 613 shares as to which Matthew P. Figgie claims sole voting and dispositive power, 2,112 shares as to which The Figgie Family Foundation claims sole voting and dispositive power and as to which Harry E. Figgie, Jr. claims shared voting and dispositive power and 134,564 shares as to which The Clarke-Reliance Corporation claims sole voting and dispositive power. Except as indicated, the reporting persons do not claim any shared voting power or shared dispositive power. The members of the Figgie Family Group filed a report on Schedule 13D/A with the SEC on September 11, 1995 to report their formation of a "group" for the purpose of disposing of their investment in the Corporation.

(8) This amount, as reflected in a report on Schedule 13G dated December 27, 1995 and as of December 31, 1995, consists of 433,300 shares as to which the reporting person claims sole voting and dispositive power. The reporting person does not claim any shared voting power or shared dispositive power.

(9) This amount, as reflected in a report on Schedule 13G dated February 14, 1997 and as of December 31, 1996, filed by The Goldman Sachs Group, L.P. and Goldman Sachs & Co. consists of 293,188 shares as to which the reporting person claims shared voting power and 293,188 shares as to which the reporting person claims shared dispositive power. The reporting person does not claim any sole voting power or sole dispositive power.

                               STOCK OWNERSHIP OF
                        DIRECTORS AND EXECUTIVE OFFICERS

      The following table and notes thereto set forth information, as of March 31, 1997, with respect to the beneficial ownership of shares of Class A and Class B Common Stock by each Director, each Named Executive Officer and, as a group, by the Directors and Executive Officers of the Corporation, based upon information furnished to the Corporation by such persons.



                                                                          AMOUNT OF BENEFICIAL
                                                                        OWNERSHIP AS OF MARCH 31
                                                                               1997(1)
                                                                      ----------------------------
-------------------------------------------------------------------------------------------------------------------------------
                                                           CLASS A          PERCENTAGE       CLASS B             PERCENTAGE
NAME OF BENEFICIAL OWNER                                COMMON STOCK         OF CLASS      COMMON STOCK            OF CLASS
------------------------                                ------------         --------      ------------            --------
-------------------------------------------------------------------------------------------------------------------------------
Fred J. Brinkman                                            500                *                  3,600                *
-------------------------------------------------------------------------------------------------------------------------------
Glen Lindemann                                           28,217(2)(3)          *                  1,345(3)             *
-------------------------------------------------------------------------------------------------------------------------------
F. Rush McKnight                                          1,315(4)             *                  6,503(4)             *
-------------------------------------------------------------------------------------------------------------------------------
Harrison Nesbit, II                                       1,006(5)             *                  6,562(5)             *
-------------------------------------------------------------------------------------------------------------------------------
John P. Reilly                                          330,506(3)             1.7%%                220(3)             *
-------------------------------------------------------------------------------------------------------------------------------
Stephen L. Siemborski                                   113,120(3)             *                    461(3)             *
-------------------------------------------------------------------------------------------------------------------------------
A.A. Sommer, Jr.                                          2,250                *                  7,750                *
-------------------------------------------------------------------------------------------------------------------------------
Walter M. Vannoy                                         25,982(3)             *                 10,065(3)             *
-------------------------------------------------------------------------------------------------------------------------------
Keith V. Mabee                                           46,166(3)(7)          *                    665(3)             *
-------------------------------------------------------------------------------------------------------------------------------
Robert D. Vilsack                                        10,292(8)             *                    443(3)             *
-------------------------------------------------------------------------------------------------------------------------------
L.A. Harthun                                              8,903(3)(9)          *                    562(3)             *
-------------------------------------------------------------------------------------------------------------------------------
All Current Directors and Executive
   Officers as a Group (10 persons)                     587,702(3)             4.3%              39,003(3)             .8%
-------------------------------------------------------------------------------------------------------------------------------

 *    Less than one percent (1%).

(1) Except as otherwise indicated in footnotes (4) and (5) each Director, Executive Officer, or former Executive Officer owning shares listed or included in this table exercises sole voting and dispositive power over such shares. The shares shown include 369,334 shares of Class A Common Stock with respect to which certain Executive Officers have a right to acquire beneficial ownership within sixty (60) days.

(2)      This amount includes 16,667 shares that may be acquired within sixty
         (60) days by exercising a stock option.

(3) These amounts include shares of Class A Common Stock and Class B Common Stock held by the ESOP, the ESOP for Salaried Employees and the Stock Bonus Plan which are subject to certain pass-through voting and tendering rights. Participants in those plans are entitled to instruct the trustee of the plans (the "Trustee"), on a confidential basis, on how to vote and how to respond to a tender or exchange offer for shares allocated to their accounts and on how to vote and how to respond to a tender or exchange offer for certain of the unallocated shares. Under the trust agreement, as amended in November 1994, allocated and unallocated shares for which no instructions are received can be voted or tendered by the Trustee. Each active participant is entitled to instruct the Trustee as to the voting or tendering of a portion of the unallocated shares in the proportion that his prior year's compensation (subject to a maximum amount of compensation) bears to the prior year's compensation of all active participants. The numbers of shares of Class A Common Stock and Class B Common Stock held by the ESOP for Salaried Employees, the ESOP and the Stock Bonus Plan which have been allocated to the Named Executive Officers, Mr. Vannoy and all Executive Officers and Directors as a group, including the numbers of shares allocated as of June 30, 1996, are as follows: (1) allocated shares in the ESOP for Salaried Employees: Mr. Reilly-- 506 shares of Class A Common Stock and 199 shares of Class B Common Stock; Mr. Siemborski-- 620 shares of Class A Common Stock and 238 shares of Class B Common Stock; Mr. Mabee-- 728 shares of Class A Common Stock and 279 shares of Class B Common Stock; Mr. Vilsack-- 525 shares of Class A Common Stock and 212 shares of Class B Common Stock; Mr. Harthun-- 599 shares of Class A Common Stock and 235 shares of Class B Common Stock; Mr. Vannoy-- 460 shares of Class A Common Stock and 171 shares of Class B Common Stock; Mr. Lindemann-- 1,350 shares of Class A Common Stock and 604 shares of Class B Common Stock; and all Executive Officers and Directors as a group-- 4,181 shares of Class A Common Stock and 1,699 shares of Class B Common Stock; (2) allocated shares in the ESOP: Mr. Reilly-- 21 shares of Class B Common Stock; Mr. Siemborski-- 223 shares of
         Class B Common Stock; Mr. Mabee-- 386 shares of Class B Common Stock; Mr. Vilsack-- 231 shares of Class B Common Stock; Mr. Harthun-- 327 shares of Class B Common Stock; Mr. Vannoy-- 368 shares of Class B Common Stock; Mr. Lindemann-- 734 shares of Class B Common Stock; and all Executive Officers and Directors as a group-- 1,963 shares of Class B Common Stock; and (3) allocated shares in the Stock Bonus Plan: Mr. Lindemann-- 7 shares of Class B Common Stock; and all current Executive Officers and Directors as a group-- 7 shares of Class B Common Stock.

(4) These amounts do not include 575 shares of Class A Common Stock and 575 shares of Class B Common Stock owned by Mr. McKnight's wife.

(5) These amounts do not include 2,405 shares of Class A Common Stock and 48 shares of Class B Common Stock owned by Mr. Nesbit's wife.

(6)      This amount includes 300,000 shares that may be acquired within sixty
         (60) days by exercising a stock option.

(7)      This amount includes 30,000 shares that may be acquired within sixty
         (60) days by exercising a stock option.

(8)      This amount includes 4,667 shares that may be acquired within sixty
         (60) days by exercising a stock option.

(9)      Mr. Harthun retired from the Corporation on July 5, 1996.


Item 13.  Certain Relationships and Related Transactions
--------  ----------------------------------------------

                              CERTAIN TRANSACTIONS

         In 1996, the Corporation loaned to Steven L. Siemborski, the Corporation's Senior Vice President and Chief Financial Officer and a Director, $430,000 with interest at the applicable Federal Rate of 5.32% in lieu of Mr. Siemborski selling stock and using the proceeds to repay a loan he incurred in order to pay federal income taxes resulting from his purchase of 75,000 shares of Class A Common Stock in 1994 and 1995 pursuant to his Employment Contract. The principal and interest on the loan are due on March 8, 1997, but the Corporation has agreed to pay to Mr. Siemborski a bonus in an amount equal to the accrued interest, grossed-up for all applicable taxes, provided that Mr. Siemborski is not in default on the loan. As of April 9, 1997, the entire $4320,000 plus accrued interest remains outstanding. In November 1996, the Company paid withholding taxes owed by Mr. Siemborski upon his acquisition of 37,500 shares of Class A Common Stock pursuant to his Employment Contract. Mr. Siemborski reimbursed the Corporation for such payment in March 17, 1997.


         The Corporation entered into a management agreement dated December 9, 1994 (the "Director Agreement") with Glen W. Lindemann. The Director Agreement provides for Mr. Lindemann's employment until December 9, 1997, and automatic extensions for successive one year terms thereafter, as President of the Cor-poration's Scott Aviation division. Either the Corporation or Mr. Lindemann may terminate the Director Agreement on December 9, 1997 or at the end of any successive one year term thereafter. If Mr. Lindemann's employment is terminated due to his retirement or death, his benefits will be determined in accordance with the Corporation's retirement and benefit plans then in effect in which Mr. Lindemann is a participant. In the event Mr. Lindemann becomes disabled, the Corporation may terminate his employment, and Mr. Lindemann's benefits will be determined in accordance with the Corporation's disability and other applicable plans then in effect. If the Corporation terminates Mr. Lindemann's employment other than for cause (as defined), the Corporation will continue to pay Mr. Lindemann his monthly base salary then in effect, as well as his life insurance and health care benefits (unless comparable benefits are provided by a subsequent employer), for 24 full calendar months following the date of such termination. In such an event, Mr. Lindemann will also be entitled to reimbursement for the cost of out placement services in an amount up to fifteen percent (15%) of his annual base salary. In the event of any termination, the Corporation will be obligated to pay when due all other benefits to which Mr. Lindemann has a vested right.

         The Corporation entered into a retention agreement dated July 17, 1996 (the "Director Retention Agreement") with Glen W. Lindemann. Until the Director Retention Agreement is terminated upon the earliest to occur of May 31, 1997, Mr. Lindemann's death or disability, the completion of payouts under the Director Retention Agreement, or the termination of Mr. Lindemann's employment, unless the Corporation terminates his employment without cause (as defined), the Director Retention Agreement grants to Mr. Lindemann a transaction bonus as an incentive for Mr. Lindemann to remain an employee of the Corporation, payable on the earlier of the Sale of the Corporation (as defined) or the Sale of the Corporation's Scott Aviation division (the Business Unit, as defined). The transaction bonus consists of a cash lump sum equal to: (i) two tenths of one percent (0.2%) of the Net Proceeds (as defined) from the Sale of the Business Unit or two tenths of one percent (0.2%) of the Net Proceeds of the Sale of the Corporation which is allocable to the Business Unit; (ii) any then unpaid installments of bonuses previously awarded to Mr. Lindemann pursuant to the Corporation's Compensation Plan for Executives; and (iii) a pro-rata bonus under the Corporation's Compensation Plan for Executives with respect to the year in which the transaction bonus is awarded based upon Mr. Lindemann's performance through the date of sale under the Scott Aviation business plan for such year. In addition, the Director Retention Agreement provides for the Corporation to indemnify Mr. Lindemann for any Excise Tax (as defined) and related expenses in the event that Mr. Lindemann

         Certain transactions or relationships relating to the Corporation are described under the caption "Compensation Committee Interlocks and Insider Participation" in Item 11.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           FIGGIE INTERNATIONAL INC.
                                           (Registrant)

Date: April 30, 1997

                                           By: /s/ Robert D. Vilsack
                                               ------------------------
                                               Robert D. Vilsack
                                               Vice President, General Counsel,
                                               & Secretary