Form 10-Q
period 1997-03-31
FIGGIE INTERNATIONAL INC /DE/
filed 1997-05-02
CIK 720032

                            SECURITIES AND EXCHANGE COMMISSION
                                     Washington D.C.

                                       FORM 10-Q

                     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                             OF THE SECURITIES ACT OF 1934


For the quarter ended   March 31, 1997       Commission file number  1-8591



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
Yes  X        No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.


          Class                         Outstanding as of April 9, 1997

Class A Common Stock, par value $.10 per share               13,684,941
Class B Common Stock, par value $.10 per share                4,712,747

                        FIGGIE INTERNATIONAL INC.


TABLE OF CONTENTS



      PART I.  FINANCIAL INFORMATION . . . . . . . . . . . . . . . . .3
        CONSOLIDATED STATEMENTS OF INCOME
        FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996 . . . . . .3
        CONSOLIDATED BALANCE SHEETS
        MARCH 31, 1997 AND DECEMBER 31, 1996 . . . . . . . . . . . . .4
        CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996 . . . . . .6
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS . . . . . . . . . .7
          Summary of Significant Accounting Policies . . . . . . . . .7
          Receivables. . . . . . . . . . . . . . . . . . . . . . . . .7
          Inventories. . . . . . . . . . . . . . . . . . . . . . . . .8
          Discontinued Operations. . . . . . . . . . . . . . . . . . .8
          Income Taxes . . . . . . . . . . . . . . . . . . . . . . . .9
          Credit Facility. . . . . . . . . . . . . . . . . . . . . . .9
          Long-Term Debt . . . . . . . . . . . . . . . . . . . . . . 10
          Capital Stock. . . . . . . . . . . . . . . . . . . . . . . 10
          Leases . . . . . . . . . . . . . . . . . . . . . . . . . . 11
          Contingent Liabilities . . . . . . . . . . . . . . . . . . 11

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS . . . . . . . .12
          Results of Operations Summary. . . . . . . . . . . . . . . 12
          Interstate Electronics Corporation . . . . . . . . . . . . 14
          Scott. . . . . . . . . . . . . . . . . . . . . . . . . . . 15
          Snorkel. . . . . . . . . . . . . . . . . . . . . . . . . . 16
          Corporate and Unallocated Costs and Expenses . . . . . . . 17
          Financial Position and Liquidity . . . . . . . . . . . . . 17

      PART II.  OTHER INFORMATION. . . . . . . . . . . . . . . . . . 18

      SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . 19

      EXHIBIT INDEX. . . . . . . . . . . . . . . . . . . . . . . . . 20

PART I.  FINANCIAL INFORMATION


                         FIGGIE INTERNATIONAL INC.
                     CONSOLIDATED STATEMENTS OF INCOME
            FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                   (in thousands, except per share data)
                                (Unaudited)



                                           1997                 1996

Net Sales                               $ 107,665            $ 96,701
  Cost of Sales                            79,441              71,240

Gross Profit on Sales                      28,224              25,461

Operating Expenses:
  Selling, General and Administrative      12,412              12,980
  Research and Development                  3,556               3,133

Total Operating Expenses                   15,968              16,113

Operating Income                           12,256               9,348

Other Expense (Income):
   Refinancing Costs                          131                 218
   Interest Expense                         5,454               5,119
   Interest Income                         (1,124)               (211)
   Other, Net                                 475                 381
Income from Continuing Operations
      before Income Tax                     7,320               3,841

Income Tax                                  2,803                   -
Income from Continuing Operations           4,517               3,841

Discontinued Operations:
    Income from Operations                      -                 365

Net Income                                $ 4,517             $ 4,206

Weighted Average Shares                    18,589              18,791

Per Share Data

Income from Continuing Operations         $  0.24            $   0.20
Income from Discontinued Operations          0.00                0.02

Net Income                                $  0.24            $   0.22

See Notes to Consolidated Financial Statements.

                                FIGGIE INTERNATIONAL INC.
                               CONSOLIDATED BALANCE SHEETS
                           MARCH 31, 1997 AND DECEMBER 31, 1996
                                       (in thousands)

                                           March 31,            Dec. 31,
                                              1997                1996
                                          (Unaudited)
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents                    $ 44,605            $ 44,447
Trade Accounts Receivable, less Allowance
 for Uncollectible Accounts of $354 in 1997
 and $311 in 1996                              61,120              55,434
Inventories                                    59,481              59,365
Prepaid Expenses                                2,776               1,703
Recoverable Income Taxes                        7,663               7,689
Current Deferred Tax Asset                     12,600              12,600
Net Assets Related to Discontinued Operations  10,145               7,446
   Total Current Assets                       198,390             188,684

PROPERTY, PLANT AND EQUIPMENT
Land and Land Improvements                     43,850              43,352
Buildings and Leasehold Improvements           35,712              35,526
Machinery and Equipment                        53,659              52,553
                                              133,221             131,431
Accumulated Depreciation                      (52,135)            (50,200)
                                               81,086              81,231
Equipment under Capital Leases                    268                 282
   Net Property, Plant and Equipment           81,354              81,513

OTHER ASSETS
Deferred Divestiture Proceeds, Net             19,591              20,073
Prepaid Pension Costs                          10,811              10,811
Prepaid Rent on Leased Equipment                2,644               2,644
Intangible Assets                              15,993              16,133
Investments                                    10,904              10,764
Cash Surrender Value of Insurance Policies      5,151               6,629
Prepaid Finance Costs                           1,775               1,954
Deferred Tax Asset                             27,899              30,595
Other                                           1,297               2,985
   Total Other Assets                          96,065             102,588

Total Assets                                $ 375,809           $ 372,785

                          FIGGIE INTERNATIONAL INC.
                         CONSOLIDATED BALANCE SHEETS
                    MARCH 31, 1997 AND DECEMBER 31, 1996
                      (in thousands, except par value)


                                             March 31,            Dec. 31,
                                                1997                1996
                                            (Unaudited)
LIABILITIES

CURRENT LIABILITIES
Accounts Payable                              $ 25,913            $ 27,305
Accrued Insurance Reserves                      12,609              12,174
Accrued Compensation                             8,758               9,045
Accrued Interest                                 8,617               4,395
Accrued Environmental Reserves                   2,904               3,348
Accrued Liabilities and Expenses                 5,776               9,520
Current Maturities of Long-Term Debt             2,029               2,100
   Total Current Liabilities                    66,606              67,887

Long-Term Debt                                 183,905             184,156
Non-Current Insurance Reserves                  27,345              27,345
Other Non-Current Liabilities                   19,465              18,888
  Total Liabilities                            297,321             298,276



STOCKHOLDERS' EQUITY

Preferred Stock, $1.00 Par Value;
   Authorized, 3,217 Shares;
   Issued and Outstanding, None                       -                   -
Class A Common Stock, $.10 Par Value;             1,367               1,370
   Authorized, 18,000 Shares;
   Issued and Outstanding
   1997 - 13,667; 1996 - 13,695
Class B Common Stock, $.10 Par Value;               471                 471
   Authorized, 18,000 Shares;
   Issued and Outstanding
   1997 - 4,707; 1996 - 4,708
Capital Surplus                                 109,193              109,538
Accumulated Deficit                             (33,200)             (37,717)
Unearned Compensation                               (62)                 (74)
Cumulative Translation Adjustment                   719                  921
  Total Stockholders' Equity                     78,488               74,509

Total Liabilities and Stockholders' Equity    $ 375,809            $ 372,785


See Notes to Consolidated Financial Statements.

                                FIGGIE INTERNATIONAL INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                      (in thousands)
                                        (Unaudited)

                                                   1997              1996
Operating Activities:
  Net Income                                        $ 4,517       $  4,206
  Adjustments to Reconcile Net Income to Net
   Cash Provided by Operating Activities
    Depreciation and Amortization                     1,978          1,739
    Amortization of Unearned Compensation                12            140
    Other, Net                                           20            585
  Changes in Operating Assets and Liabilities
    Accounts Receivable                              (5,686)        (7,899)
    Inventories                                        (116)        (3,417)
    Prepaid Items                                    (1,073)        (1,074)
    Other Assets                                      3,687            586
    Accounts Payable                                 (1,392)        (2,050)
    Accrued Liabilities and Expenses                  1,160          4,600
    Accrued Income Taxes                              2,322              -
    Other Liabilities                                    (1)        (2,731)

    Net Cash (Used) Provided by Operating Activities  5,428         (5,315)

Investing Activities:
  Capital Expenditures for Continuing Operations     (1,983)        (1,560)
  Proceeds from Sale of Property, Plant and Equipment    82            727
  Proceeds from Business Divestitures                (2,699)        19,883

Net Cash (Used) Provided by Investing Activities     (4,600)        19,050

Financing Activities:
  Principal Payments on Debt                           (322)       (16,243)
  Common Stock Transactions, Net                       (348)            30

Net Cash (Used) by Financing Activities                (670)       (16,213)

Net (Decrease) Increase in Cash and Cash Equivalents    158         (2,478)

Cash and Cash Equivalents at Beginning of Year       44,447         25,856

Cash and Cash Equivalents at End of Period        $  44,605      $  23,378






See Notes to Consolidated Financial Statements.

              FIGGIE INTERNATIONAL INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




The financial information included herein has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and properly reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to present a fair statement of the financial results of operations for the periods covered by this report. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the entire year.



(1)  Summary of Significant Accounting Policies:


The financial statements have been prepared in accordance with the accounting policies described in Note 1 of the Notes to Consolidated Financial Statements appearing in Figgie International Inc.'s 1996 Form 10-K405.


(2)  Receivables:

Receivables consist of the following components (in thousands):

                                                3/31/97          12/31/96
  U.S. Government
     Billed                                     $10,488           $12,688
     Unbilled                                    14,983            14,919
                                                 25,471            27,607
  Commercial
     Billed                                      36,003            28,138
     Allowance for Uncollectible Accounts          (354)             (311)
                                                $61,120           $55,434



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

(3)  Inventories:

     Inventories consist of the following components (in thousands):

                                                3/31/97          12/31/96
  Raw Materials                                 $22,832           $21,332
  Work in Process                                18,292            18,953
  Finished Goods                                 20,751            20,907
  Inventory Reserves                             (2,394)           (1,827)
                                                $59,481           $59,365


(4) Discontinued Operations:

In October, 1996, the Board of Directors decided to sell the Taylor Environmental Instruments business. 1996 financial statements have been restated and are summarized as follow (in thousands):

                                        As previously
1st Quarter 1996:                       Reported       Taylor     As Restated

Net Sales                               $  101,177     $ (4,476)  $  96,701

Income from Continuing Operations            4,206         (365)      3,841
Income from Discontinued Operations              -          365         365

Net Income                              $    4,206     $      -   $   4,206


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

Net assets related to discontinued operations as of March 31, 1997 in the amount of $10.1 million represent the net assets of Willoughby Assurance, Ltd., a dormant reinsurance subsidiary of the Company, installation contracts in process of completion from the "Automatic" Sprinkler business and former facilities of discontinued business units.

Deferred divestiture proceeds and net assets related to discontinued operations include management's best estimates of the amounts expected to be realized on the collection and sale of discontinued operations. The amounts the Company will ultimately realize could differ materially from the amounts recorded. The Company has a reserve of $21.2 million at March 31, 1997 against these assets, which is presented as a deduction from deferred divestiture proceeds.

(5) Income Taxes:

For the three-month period ended March 31, 1997, federal income taxes of approximately $2.7 million at the statutory rate of 35 percent have been provided and have reduced the deferred tax asset. Actual income taxes that will be paid are expected to be substantially less than the statutory rate due to loss carryforwards.

(6)  Credit Facility:

The Company has a $75 million, revolving credit loan and letter of credit facility ("Credit Agreement"). Within the Credit Agreement, the Company can issue up to $60 million in letters of credit. Borrowings are available up to the lesser of $75 million or a borrowing base which is tied to eligible receivables, inventory and equipment, less 50% of outstanding letters of credit. At the Company's option, borrowings bear interest at alternate rates based on
(1) the higher of the U.S. prime rate for 90 day commercial paper or the Federal Funds rate plus 50 basis points or (2) LIBOR plus 200 to 250 basis points. The facility is secured by certain accounts receivable, inventory, machinery and equipment and intangibles. The facility contains various affirmative and negative covenants, including restrictions on dividends and certain financial covenants. The financial covenants include limitations on capital expenditures and requirements as to minimum tangible net worth, minimum earnings before interest, taxes, depreciation and amortization, the current ratio and the fixed charge coverage ratio. The facility expires on January 1, 1999.

As of March 31, 1997, $15.9 million of letters of credit were outstanding under the facility, there were no borrowings outstanding ($37.3 million was available) and all financial covenants have been satisfied.




(7)  Long-Term Debt:

Total debt consists of the following components (in thousands):

                                                3/31/97          12/31/96
Long-Term Debt:
 9.875% Senior Notes due October 1, 1999       $174,000          $174,000
 Mortgage Notes                                  10,877            11,076
 Obligations under Capital Lease                  1,057             1,180
  Total                                         185,934           186,256

 Less - Current Maturities                       (2,029)           (2,100)

 Long-Term Debt                                $183,905          $184,156


The 9.875% Senior Notes are due October 1, 1999. Interest is payable semi-annually on April 1 and October 1.

Mortgage notes are secured by real property, are due at various dates through 2009 and bear interest at rates ranging from 7.5% to 10.52%.


(8) Capital Stock:

Each share of Class A Common Stock is entitled to one-twentieth of one vote per share, while each share of Class B Common Stock is entitled to one vote per share, except, in each case, with respect to shares beneficially owned by a Substantial Stockholder (as defined in the Company's Restated Certificate of Incorporation, as amended), in which case the voting rights of such stock will be governed by the appropriate provisions of the Company's Restated Certificate of Incorporation.

Earnings per share for the quarters ended March 31, 1997 and 1996 were calculated using the following share data.
                                                       (in thousands)
                                                   1997              1996
  Primary Weighted-Average Number of Shares:
  Allocated Shares                               18,385            18,389
  Common Stock Equivalents of Stock Options         204               324
  Primary Weighted-Average                       18,589            18,713

  Fully Diluted Weighted-Average Number of Shares:
  Unallocated ESOP shares                             -                78
  Fully Diluted Weighted-Average                 18,589            18,791

(9)  Leases:

The Company leases manufacturing equipment under operating leases. The changes in rental commitments under operating leases during the quarter are as follows (in millions):

                                     Discontinued     Continuing
                                      Operations      Operations      Total
     Rental commitments at
       December 31, 1996                $  4.5          $ 18.9        $ 23.4
     Rental payments to lessors           (0.4)           (1.9)         (2.3)
     Buy out of equipment at
       lease-stipulated values            (2.8)              -          (2.8)
     Rental commitments at
       March 31, 1997                   $  1.3          $ 17.0        $ 18.3


At the termination of the equipment leases, which is principally over the period December 1998 through June 1999, the Company is effectively required to purchase the equipment for a fixed price of approximately one-third the original lease value. As a result of these provisions and the anticipated need for continued use of the equipment in the Company's operations, the Company currently expects to purchase this equipment. The purchase price would be $9.0 million, less prepaid rent of $2.6 million.

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

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations Summary

                                        1st Qtr         1st Qtr
(in thousands)                            1997            1996     97 vs  96

Net Sales                             $ 107,665        $ 96,701    $ 10,964
 Cost of Sales                           79,441          71,240       8,201
Gross Profit on Sales                    28,224          25,461       2,763
 % of Net Sales                            26.2%           26.3%
Operating Expenses:
 Selling, General & Admin.               12,412          12,980        (568)
 Research and Development                 3,556           3,133         423
Total Operating Expenses                 15,968          16,113        (145)
Operating Income                      $  12,256        $  9,348    $  2,908
  % of Net Sales                           11.4%            9.7%
Other Expense (Income):
   Refinancing Costs                        131             218         (87)
   Interest Expense                       5,454           5,119         335
   Interest Income                       (1,124)           (211)       (913)
   Other, Net                               475             381          94
Income from Continuing
   Operations before Income Tax           7,320           3,841       3,479
Income Tax                                2,803               -       2,803
Income from Continuing
   Operations                             4,517           3,841         676
Discontinued Operations,
   net of tax                                 -             365        (365)
Net Income                             $  4,517        $  4,206     $   311

For the first quarter of 1997, Net Sales increased $11.0 million, or 11.3%, to $107.7 million from Net Sales of $96.7 million for the same period in 1996. Net Sales increased 9.0% at Snorkel and 21.3% at Scott. Of the $11.0 million increase, $6.0 million was due to shipments in 1997 of product that could not be shipped in late 1996 due to supplier component delays.

Gross Profit for the quarter ended March 31 improved $2.8 million to $28.2 million and represented 26.2% of Net Sales as compared to 26.3% in 1996.
Lower margins at Snorkel were offset by higher margins at Scott and Interstate Electronics.

Selling, General and Administrative expenses decreased. As a percent of sales, Selling, General and Administrative expenses were 11.5% in 1997, compared to 13.4% in 1996.

Operating Income amounted to $12.3 million in 1997, as compared to Operating Income of $9.3 million in 1996.

Income taxes for 1997 were $2.8 million; an income tax provision was not recorded for 1996 due to operating loss carryforwards.

Net Income for the first quarter of 1997 increased $0.3 million, or 7.1%, to $4.5 million from $4.2 million for the same period in 1996.

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

The results of operations for Interstate Electronics were as follows (in thousands):

                                        1st Qtr        1st Qtr
                                          1997           1996     97 vs  96

Net Sales                              $ 22,693       $ 22,447    $     246
 Cost of Sales                           16,014         15,983           31
Gross Profit on Sales                     6,679          6,464          215
 % of Net Sales                            29.4%          28.8%
Operating Expenses:
 Selling, General & Admin.                3,303           3,083         220
 Research and Development                 1,647           1,796        (149)
Total Operating Expenses                  4,950           4,879          71
Operating Income                       $  1,729        $  1,585   $     144
  % of Net Sales                            7.6%            7.1%

Discussion of 1997 Compared to 1996:

Net Sales increased slightly, 1.1%, as lower strategic weapons systems and display sales were offset by increased satellite communications and military GPS revenues.

Gross margin improved from 28.8% to 29.4% due to the performance of the satellite communications area.

Selling, General and Administrative expenses increased from $3.1 million in 1996 to $3.3 million in 1997, an increase from 13.7% to 14.6% as a percentage of Net Sales. This increase is a result of having added experienced commercial managers since the end of the first quarter of 1996.

Scott

Scott manufactures the Scott Air-Pak and other life support products for fire fighting and personal protection against industrial contaminants. The air-purifying products provide protection against environmental and safety hazards. Scott manufactures protective breathing equipment, pilot and crew oxygen masks plus emergency oxygen for passengers on commercial, government and private aircraft. Scott also manufactures instruments to detect the presence of combustible or toxic gases and the lack of oxygen.

The results of operations for Scott were as follows (in thousands):

                                          1st Qtr       1st Qtr
                                            1997          1996     97 vs  96

Net Sales                                $ 39,958      $ 32,941     $ 7,017
 Cost of Sales                             27,173        22,618       4,555
Gross Profit on Sales                      12,785        10,323       2,462
 % of Net Sales                              32.0%         31.3%
Operating Expenses:
 Selling, General & Admin.                  3,644         3,147         497
 Research and Development                   1,178           625         553
Total Operating Expenses                    4,822         3,772       1,050
Operating Income                         $  7,963       $ 6,551    $  1,412
  % of Net Sales                             19.9%         19.9%

Discussion of 1997 Compared to 1996:

Net Sales increased $7.0 million, or 21.3%. Of the increase, approximately $2.5 million was due to an unusually high level of sales of product that could not be shipped in 1996 due to supplier component delays. The balance of the increase is due to increased demand for the oxygen products by aviation customers and increased demand for Air-Paks by health and safety customers.

Gross margin improved slightly as a result of the shift in product mix.

Selling, General and Administrative expenses have increased slightly, but are consistent as a percentage of Net Sales when compared to the same period last year.

Research and Development expenses have increased due to new product development expenses for the health and safety line of products.

Snorkel

The Snorkel division manufacturers self-propelled aerial work platforms such as telescopic and articulating booms and scissorlifts for use in construction and maintenance activities. Snorkel also fabricates and services booms that are mounted on fire apparatus to deliver large quantities of water from elevated positions. The division also includes the operations of the Company's subsidiary which manufactures trailer mounted booms in New Zealand and distributes Snorkel products in Australia, New Zealand and Southeast Asia.

The results of operations for Snorkel were as follows (in thousands):

                                        1st Qtr       1st Qtr
                                          1997          1996    97 vs  96

Net Sales                              $ 45,014      $ 41,313    $  3,701
 Cost of Sales                           36,254        32,639       3,615
Gross Profit on Sales                     8,760         8,674          86
 % of Net Sales                            19.5%         21.0%
Operating Expenses:
 Selling, General & Admin.                2,670         2,679          (9)
 Research and Development                   731           712          19
Total Operating Expenses                  3,401         3,391          10
Operating Income                       $  5,359      $  5,283    $     76
  % of Net Sales                           11.9%         12.8%

Discussion of 1997 Compared to 1996:

Net Sales increased 9.0% compared to 1996 as the result of $3.5 million of product, principally booms, delivered in the first quarter of 1997 that was not able to be shipped in 1996 due to supplier component delays.

Gross margin decreased from 21.0% to 19.5% primarily due to volume and product mix differences between the two quarters as more small size, lower margin booms and fewer large size, higher margin scissorlifts were sold in 1997 compared to 1996.

Selling, General and Administrative expenses remained constant and decreased as a percentage of Net Sales, from 6.5% in 1996 to 5.9% in 1997.

Corporate and Unallocated Costs and Expenses

Corporate activity and unallocated costs and expenses were as follows (in thousands):

                                        1st Qtr       1st Qtr
                                          1997          1996   97 vs  96

Selling, General & Admin.               $ 2,795       $ 4,071   $(1,276)
Other Expenses (Income):
  Refinancing Costs                         131           218       (87)
  Interest Expense                        5,454         5,119       335
  Interest Income                        (1,124)         (211)     (913)
  Other, Net                                475           381        94

Discussion of 1997 Compared to 1996:

Selling, General and Administrative expenses decreased 31.3% as a result of the 1997 benefit from prior year corporate cost savings initiatives.

Interest Expense increased due to interest expense on the discounted present value of insurance reserves.

Interest Income increased due to the improvement in the Company's net cash position and favorable rates.



Financial Position and Liquidity

Accounts Receivable at March 31, 1997 are $ 61.1 million, compared to $55.4 million as of the end of 1996. The increase is primarily due to increased sales at Scott and Snorkel.

Inventories remained constant at $59.5 million. A small decrease in work-in-process production and finished goods levels reflect unfilled year-end orders for Scott and Snorkel customers was offset by an increase in raw materials necessary to meet production for rising backlogs.

Expenditures for property, plant and equipment were $2.0 million in the first quarter of 1997 for production machinery, equipment and tooling. Capital expenditures in 1997 are expected to be approximately $7.5 million and funded from internally generated funds or leases.

Liquidity is provided by the Company's cash and cash equivalents and the credit facility ($37.3 million was available at March 31, 1997).

The Company expects to continue to focus on internal growth at all three of the segments; investigate acquisitions for Scott; and consider alternative strategies that may further enhance shareholder value.

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



                                   FIGGIE INTERNATIONAL INC.


                                   By: ________/s/____________

                                       Steven L. Siemborski
                                       Senior Vice President and
                                       Chief Financial Officer
                                       (Duly Authorized and
                                       Principal Financial Officer)
Date: May 2, 1997

                                EXHIBIT INDEX


27.0      Financial Data Schedule