Form 10-Q
period 1997-06-30
FIGGIE INTERNATIONAL INC /DE/
filed 1997-08-13
CIK 720032

                       SECURITIES AND EXCHANGE COMMISSION
                                 Washington D.C.

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934


For the quarter ended   June 30, 1997           Commission file number  1-8591
                      -----------------                                 -------



                            FIGGIE INTERNATIONAL INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                            52-1297376
---------------------------------                            -------------------
  (State or other jurisdiction of                             (I.R.S. Employer
   incorporation or organization)                            Identification No.)


        4420 Sherwin Road
         Willoughby, Ohio                                          44094
----------------------------------------                     ------------------
(Address of principal executive offices)                         (Zip Code)


                                 (216) 953-2700
                         -------------------------------
                         (Registrant's telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes   X     No
                                                     -----      -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.


             Class                              Outstanding as of July 21, 1997
--------------------------------------------------------------------------------

Class A Common Stock, par value $.10 per share                       13,708,925
Class B Common Stock, par value $.10 per share                        4,712,747

                            FIGGIE INTERNATIONAL INC.
                            -------------------------


                                TABLE OF CONTENTS
                                -----------------



   PART I.  FINANCIAL INFORMATION...........................................3

      CONSOLIDATED STATEMENTS OF INCOME
      FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996.......................3

      CONSOLIDATED STATEMENTS OF INCOME
      FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996.....................4

      CONSOLIDATED BALANCE SHEETS
      JUNE 30, 1997 AND DECEMBER 31, 1996...................................5

      CONSOLIDATED STATEMENTS OF CASH FLOWS
      FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996.......................7

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS............................8
          Summary of Significant Accounting Policies........................8
          Receivables.......................................................8
          Inventories.......................................................9
          Discontinued Operations...........................................9
          Income Taxes.....................................................11
          Credit Facility..................................................11
          Long-Term Debt...................................................12
          Capital Stock....................................................12
          Leases...........................................................13
          Contingent Liabilities...........................................13

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS........................14
          Results of Operations Summary....................................14
          Scott............................................................16
          Interstate Electronics Corporation...............................17
          Corporate and Unallocated Costs and Expenses.....................18
          Financial Position and Liquidity.................................18

   PART II.  OTHER INFORMATION.............................................20

   SIGNATURES..............................................................21

   EXHIBIT INDEX...........................................................22

PART I.  FINANCIAL INFORMATION


                            FIGGIE INTERNATIONAL INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                      (in thousands, except per share data)
                                   (Unaudited)



                                                            1997               1996
                                                          --------           ------

Net Sales                                                  125,420          $ 111,817
  Cost of Sales                                             86,470             78,075
                                                           -------            -------

Gross Profit on Sales                                       38,950             33,742
                                                           -------            -------

Operating Expenses:
  Selling, General and Administrative                       18,962             20,449
  Research and Development                                   5,466              5,235
                                                            ------            -------

Total Operating Expenses                                    24,428             25,684
                                                           -------            -------

Operating Income                                            14,522              8,058
                                                           -------            -------

Other Expense (Income):
   Refinancing Costs                                           262                486
   Interest Expense                                         10,880              9,991
   Interest Income                                          (2,092)              (562)
   Other, Net                                                1,374                781
                                                           -------            -------
Income (Loss) from Continuing Operations
     before Income Tax                                       4,098             (2,638)

Income Tax                                                   1,394                  -
                                                            ------            -------
Income (Loss) from Continuing Operations                     2,704             (2,638)

Discontinued Operations, net of tax:
     Income from Operations                                  6,408             13,263
     (Loss) on Disposal                                     (6,000)                 -
                                                            ------            -------

Net Income                                                 $ 3,112           $ 10,625
                                                            ======            =======

Weighted Average Shares                                     18,652             18,843

Per Share Data
--------------

Income (Loss) from Continuing Operations                   $  0.15            $ (0.14)
Income from Discontinued Operations                           0.02                .70
                                                            ------             ------

Net Income                                                 $  0.17            $  0.56
                                                            ======             ======

See Notes to Consolidated Financial Statements.

                            FIGGIE INTERNATIONAL INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                      (in thousands, except per share data)
                                   (Unaudited)



                                                            1997               1996
                                                          --------           ------

Net Sales                                                 $ 62,769           $ 56,429
  Cost of Sales                                             43,283             39,474
                                                           -------            -------

Gross Profit on Sales                                       19,486             16,955
                                                           -------            -------

Operating Expenses:
  Selling, General and Administrative                        9,220             10,148
  Research and Development                                   2,641              2,814
                                                           -------            -------

Total Operating Expenses                                    11,861             12,962
                                                           -------            -------

Operating Income                                             7,625              3,993
                                                           -------            -------

Other Expense (Income):
   Refinancing Costs                                           131                268
   Interest Expense                                          5,427              4,894
   Interest Income                                            (977)              (356)
   Other, Net                                                  650                334
                                                           -------             ------
Income (Loss) from Continuing Operations
     before Income Tax                                       2,394             (1,147)

Income Tax                                                     807                   -
                                                           -------             -------
Income from Continuing Operations                            1,587             (1,147)

Discontinued Operations, net of tax:
     Income from Operations                                  3,008              7,566
     (Loss) on Disposal                                     (6,000)                 -
                                                           -------             ------

Net (Loss) Income                                         $ (1,405)           $ 6,419
                                                           =======             ======

Weighted Average Shares                                     18,631             18,838

Per Share Data
--------------

Income (Loss) from Continuing Operations                    $ 0.09            $ (0.06)
(Loss) Income from Discontinued Operations                   (0.16)              0.40
                                                           -------             ------

Net Income                                                 $ (0.07)           $  0.34
                                                            ======             ======

See Notes to Consolidated Financial Statements.

                            FIGGIE INTERNATIONAL INC.
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1997 AND DECEMBER 31, 1996
                                 (in thousands)


                                                        June 30,      Dec. 31,
                                                          1997          1996
                                                       ---------      ---------
                                                      (Unaudited)
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents                              $  47,589      $  44,447
Trade Accounts Receivable, less Allowance
 for Uncollectible Accounts of $179 in 1997
 and $151 in 1996                                         37,638         43,480
Inventories                                               35,918         32,903
Prepaid Expenses                                           3,677            826
Recoverable Income Taxes                                   7,663          7,689
Current Deferred Tax Asset                                36,750         12,600
Net Assets Related to Discontinued Operations             65,010         59,901
                                                       ---------      ---------
   Total Current Assets                                  234,245        201,846
                                                       ---------      ---------

PROPERTY, PLANT AND EQUIPMENT
Land and Land Improvements                                43,536         42,845
Buildings and Leasehold Improvements                      29,014         28,828
Machinery and Equipment                                   42,111         40,608
                                                       ---------      ---------
                                                         114,661        112,281
Accumulated Depreciation                                 (45,639)       (43,478)
                                                       ---------      ---------
Net Property, Plant and Equipment                         69,022         68,803
                                                       ---------      ---------


OTHER ASSETS
Deferred Divestiture Proceeds, Net                        18,777         20,073
Prepaid Pension Costs                                     10,811         10,811
Prepaid Rent on Leased Equipment                           1,931          2,644
Intangible Assets                                          1,996          2,039
Investments                                               11,041         10,764
Cash Surrender Value of Insurance Policies                 4,420          6,629
Prepaid Finance Costs                                      1,598          1,954
Deferred Tax Asset                                         4,978         30,595
Other                                                      1,277          2,894
                                                       ---------      ---------
   Total Other Assets                                     56,829         88,403
                                                       ---------      ---------

Total Assets                                           $ 360,096      $ 359,052
                                                       =========      =========

                            FIGGIE INTERNATIONAL INC.
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1997 AND DECEMBER 31, 1996
                        (in thousands, except par value)


                                                       June 30,        Dec. 31,
                                                         1997            1996
                                                      ---------       ---------
                                                    (Unaudited)
LIABILITIES

CURRENT LIABILITIES
Accounts Payable                                      $  14,576       $  16,735
Accrued Insurance Reserves                               25,357          12,174
Accrued Compensation                                      8,006           7,342
Accrued Interest                                          4,391           4,395
Accrued Environmental Reserves                            2,397           3,348
Accrued Liabilities and Expenses                          1,577           8,008
Current Maturities of Long-Term Debt                      7,946           2,100
                                                      ---------       ---------
   Total Current Liabilities                             64,250          54,102
                                                      ---------       ---------

Long-Term Debt                                          177,338         184,156
Non-Current Insurance Reserves                           22,617          27,345
Other Non-Current Liabilities                            19,476          18,888
                                                      ---------       ---------
  Total Liabilities                                     283,681         284,491
                                                      ---------       ---------



STOCKHOLDERS' EQUITY

Preferred Stock, $1.00 Par Value;
   Authorized, 3,217 Shares;
   Issued and Outstanding, None                             -               -
Class A Common Stock, $.10 Par Value;                     1,369           1,370
   Authorized, 18,000 Shares;
   Issued and Outstanding
   1997 - 13,683; 1996 - 13,695
Class B Common Stock, $.10 Par Value;                       471             471
   Authorized, 18,000 Shares;
   Issued and Outstanding
   1997 - 4,707 ; 1996 - 4,708
Capital Surplus                                         109,311         109,538
Accumulated Deficit                                     (34,605)        (37,717)
Unearned Compensation                                       (49)            (74)
Cumulative Translation Adjustment                           (82)            973
                                                      ---------       ---------
  Total Stockholders' Equity                             76,415          74,561
                                                      ---------       ---------

Total Liabilities and Stockholders' Equity            $ 360,096       $ 359,052
                                                      =========       =========


See Notes to Consolidated Financial Statements.

                            FIGGIE INTERNATIONAL INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                 (in thousands)
                                   (Unaudited)


                                                            1997          1996
                                                          --------      --------
Operating Activities:
  Income (Loss) from Continuing Operations                $  2,704      $ (2,638)
  Income from Discontinued Operations                          408        13,263
  Adjustments to Reconcile Net Income to Net
   Cash Provided (Used) by Operating Activities
    Depreciation and Amortization                            4,138         3,586
    Amortization of Unearned Compensation                       25           247
    Other, Net                                              (1,387)           (2)
  Changes in Operating Assets and Liabilities
    Accounts Receivable                                       (388)      (10,084)
    Inventories                                             (6,095)       (2,267)
    Prepaid Items                                           (2,802)       (1,318)
    Other Assets                                             5,914        (1,688)
    Accounts Payable                                         1,104        (2,179)
    Accrued Liabilities and Expenses                         8,088        (1,082)
    Accrued Income Taxes                                       177          --
    Other Liabilities                                       (4,729)       (6,110)
                                                          --------      --------

    Net Cash (Used) Provided by Operating Activities         7,157       (10,272)
                                                          --------      --------

Investing Activities:
  Capital Expenditures for Continuing Operations            (2,666)       (2,013)
  Capital Expenditures for Discontinued Operations            (992)       (2,035)
  Proceeds from Sale of Property, Plant and Equipment           76         4,367
  Proceeds from Business Divestitures                          767        24,945
                                                          --------      --------

Net Cash (Used) Provided by Investing Activities            (2,815)       25,264
                                                          --------      --------

Financing Activities:
  Principal Payments on Debt                                  (972)      (18,222)
  Proceeds from Issuing Common Stock                           157           122
  Payments to Reacquire Common Stock                          (385)          (27)
                                                          --------      --------

Net Cash (Used) by Financing Activities                     (1,200)      (18,127)
                                                          --------      --------

Net (Decrease) Increase in Cash and Cash Equivalents         3,142        (3,135)

Cash and Cash Equivalents at Beginning of Year              44,447        25,856
                                                          --------      --------

Cash and Cash Equivalents at End of Period                $ 47,589      $ 22,721
                                                          ========      ========






See Notes to Consolidated Financial Statements.

                   FIGGIE INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




The financial information included herein has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and properly reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to present a fair statement of the financial results of operations for the periods covered by this report. The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the entire year.



(1)  Summary of Significant Accounting Policies:
     -------------------------------------------

The financial statements have been prepared in accordance with the accounting policies described in Note 1 of the Notes to Consolidated Financial Statements appearing in Figgie International Inc.'s 1996 Form 10-K405.


(2)  Receivables:
     ------------

Receivables consist of the following components (in thousands):


                                                    6/30/97       12/31/96
                                                    --------      --------
       U.S. Government
           Billed                                   $  9,571      $ 12,687
           Unbilled                                   11,614        14,920
                                                    --------      --------
                                                      21,185        27,607
       Commercial
           Billed                                     16,632        16,024
           Allowance for Uncollectible Accounts         (179)         (151)
                                                    --------      --------
                                                    $ 37,638      $ 43,480
                                                    ========      ========



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

(3)  Inventories:
     ------------

   Inventories consist of the following components (in thousands):


                                             6/30/97       12/31/96
                                            --------      --------

      Raw Materials                         $  8,375      $  7,867
      Work in Process                         16,750        14,336
      Finished Goods                          12,346        11,812
      Inventory Reserves                      (1,553)       (1,112)
                                            --------      --------
                                            $ 35,918      $ 32,903
                                            ========      ========


(4) Discontinued Operations:
    ------------------------

On July 1, 1997, the Board of Directors decided to sell the Company's Snorkel aerial work platform business. On July 19, 1997, the Company executed a definitive agreement to sell the business to Omniquip International, Inc. for $150 million plus the assumption of certain liabilities. The purchase price has a working capital adjustment and the definitive agreement contains closing conditions. The sale of Snorkel is expected to be completed during the third quarter of 1997, at which time a gain on the sale will be recognized in the Company's financial statements. 1996 financial statements have been restated to reflect Snorkel as a discontinued operation and are summarized as follows (in thousands):


                                                             As
                                                         Previously                            As
Six Months ended June 30, 1996:                           Reported           Snorkel         Restated
                                                          ---------          -------         --------

Net Sales                                                 $198,116          $(86,299)        $111,817
                                                           =======           =======          =======

Income from Continuing Operations                           10,151           (12,789)          (2,638)
Income from Discontinued Operations                            474            12,789           13,263
                                                           -------           -------          -------

Net Income                                                $ 10,625          $      -         $ 10,625
                                                           =======           =======          =======


                                                             As
                                                         Previously                             As
Three Months ended June 30, 1996:                         Reported           Snorkel         Restated
                                                          ---------          -------         --------

Net Sales                                                 $101,415          $(44,986)        $ 56,429
                                                           =======           =======          =======

Income from Continuing Operations                            6,310            (7,457)          (1,147)
Income from Discontinued Operations                            109             7,457            7,566
                                                           -------           -------          -------

Net Income                                                $  6,419          $      -         $  6,419
                                                           =======           =======          =======

In the second quarter of 1997, the Company recorded a $10 million provision to increase its accrued self-insurance liability to reflect adverse developments in a specific lawsuit that relates to a previously discontinued business. The adverse developments consist of 1) an appellate court decision on July 16, 1997 affirming the trial court's ruling of liability, 2) notification to the Company in May 1997 that the Company's insurance carriers would deny coverage for the alleged damages, and 3) settlement discussions with the plaintiff. As to the underlying case, the Company is considering the basis for further appeal and, in the interim, is preparing for trial on the issue of damages. As to insurance coverage, the Company is a party to a declaratory action in which the Company is seeking coverage for the alleged damages. The Company has also filed with the state insurance commission its intention to bring suit against one of the insurance carriers for bad faith and other claims.

Prior to 1997, the Company divested a number of it businesses. The contract terms under which businesses were divested included representations and warranties, covenants and indemnification provisions made (a) by the Company to purchasers of the businesses and (b) by purchasers of businesses to the Company. Each transaction has contract terms specific to that transaction. The extent of representations and warranties made ranged from those qualified by time, knowledge, and dollar materiality to those representations and warranties which are unqualified. Covenants require the Company to act, or prevent the Company from acting, in a variety of ways, such as not competing with the purchasers of a business. Covenants also require the purchasers to act, or prevent them from acting, in a variety of ways. The duration of covenants ranges from those effective for a specified period of time to those which are indefinite.

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

Net assets related to discontinued operations as of June 30, 1997 in the amount of $65.0 million principally represent the net assets related to the Snorkel division.

Deferred divestiture proceeds include management's best estimates of the amounts expected to be realized on the collection and sale of discontinued operations. The amounts the Company will ultimately realize could differ materially from the amounts recorded. The Company has a reserve of $21.2 million at June 30, 1997 against these assets and former facilities of discontinued businesses, which is presented as a deduction from deferred divestiture proceeds.


(5) Income Taxes:
    -------------

For the six-month and three-month periods ended June 30, 1997, the following income tax provisions (benefits) have been provided (in thousands):


                                            Six Months           Three Months
                                           June 30,1997          June 30,1997
                                           ------------          ------------

Continuing Operations                          $ 1,394               $   807
                                                ======                ======

Discontinued Operations:
      Operations                                 4,190                 1,974
      Disposal                                  (4,000)               (4,000)
                                                ------                ------
                                               $   190               $(2,026)
                                                ======                ======

Net provision amounts have reduced the Federal deferred tax asset. No provision was recorded for 1996 due to loss carryforwards.

Recoverable Income Taxes represent refunds claimed from prior taxes paid. The current deferred tax asset as of June 30, 1997 reflects the tax benefits the Company expects to utilize in the succeeding twelve month period in respect of operating results and the gain on the divestiture of Snorkel.


(6)  Credit Facility:
     ----------------

The Company has a $75 million, revolving credit loan and letter of credit facility ("Credit Agreement"). Within the Credit Agreement, the Company can issue up to $60 million in letters of credit. Borrowings are available up to the lesser of $75 million or a borrowing base which is tied to eligible receivables, inventory and equipment, less 50% of outstanding letters of credit. At the Company's option, borrowings bear interest at alternate rates based on (1) the highest of the U.S. prime rate, the 90 day commercial paper rate, or the Federal Funds rate plus 50 basis points or (2) LIBOR plus 200 basis points. The facility is secured by certain accounts receivable, inventory, machinery and equipment and intangibles. The facility contains various affirmative and negative covenants, including restrictions on dividends and certain financial covenants. The financial covenants include limitations on capital expenditures and requirements as to minimum tangible net worth, minimum earnings before interest, taxes, depreciation and amortization, the current ratio and the fixed charge coverage ratio. The facility expires on January 1, 1999.

As of June 30, 1997, $16.7 million of letters of credit were outstanding under the facility, there were no borrowings outstanding ($37.9 million was available) and all financial covenants were satisfied.

(7)  Long-Term Debt:

Total debt consists of the following components (in thousands):


                                                      6/30/97               12/31/96
                                                      -------               --------
Long-Term Debt:
 9.875% Senior Notes due October 1, 1999             $174,000               $174,000
 Mortgage Notes                                        10,671                 11,076
 Obligations under Capital Lease                          613                  1,180
                                                     --------               --------
   Total                                              185,284                186,256

 Less - Current Maturities                             (7,946)                (2,100)
                                                     --------               --------

 Long-Term Debt                                      $177,338               $184,156
                                                     ========               ========

Mortgage notes, which are secured by real property, are due at various dates through 2009 and bear interest at rates ranging from 7.5% to 10.52%.

Current maturities as of June 30, 1997 include a $6.8 million mortgage that the Company expects to pay before December 31, 1997.



(8) Capital Stock:
    --------------

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

Earnings per share for the six months and second quarter periods ended June 30, 1997 and 1996 were calculated using the following share data.


                                                                     (in thousands)
                                                           1997        1997       1996       1996
                                                         2nd Qtr     Six Mos    2nd Qtr    Six Mos
                                                         -------     -------    -------    -------
Primary Weighted-Average Number of Shares:
  Allocated Shares                                        18,391      18,388     18,379     18,385
  Common Stock Equivalents of Stock Options                  240         264        421        374
                                                          ------      ------     ------     ------
  Primary Weighted-Average                                18,631      18,652     18,800     18,759
                                                          ======      ======     ======     ======

Fully Diluted Weighted-Average Number of Shares:
Common Stock Equivalents                                       -           -         38         84
                                                          ------      ------     ------     ------
          Fully Diluted Weighted-Average                  18,631      18,652     18,838     18,843
                                                          ======      ======     ======     ======

(9)  Leases:
     -------

Rental commitments under operating leases have had the following activity during the six month period (in millions):


                                            Discontinued         Continuing
                                             Operations          Operations       Total
                                             ----------          ----------       -----
      Rental commitments at
        December 31, 1996                      $  4.5            $ 18.9          $ 23.4
      Rental payments                            (2.3)             (1.9)           (4.2)
      Obligations of Snorkel                     10.5             (10.5)              -
      New leases                                  0.8               1.2             2.0
      Buy out of equipment at
        lease-stipulated values                  (2.8)                -            (2.8)
                                               ------            ------          ------
      Rental commitments at
        June 30, 1997                         $  10.7           $   7.7         $  18.4
                                               ======            ======          ======

At the termination of equipment leases, which is principally over the period December 1998 through June 1999, the Company is effectively required to purchase the equipment for a fixed price of approximately one-third the original lease value. As a result of these provisions and the anticipated need for continued use of the equipment in the Company's operations, the Company currently expects to purchase this equipment at the net purchase price of approximately $3.1 million.


(10)  Contingent Liabilities:
      -----------------------

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

In the second quarter of 1997, the Company recorded a $10 million provision to reflect adverse developments in a specific lawsuit that relates to a previously discontinued business. The adverse developments consist of 1) an appellate court decision on July 16, 1997 affirming the trial court's ruling, 2) notification to the Company in May 1997 that the Company's insurance carriers would deny coverage for the alleged damages, and 3) settlement discussions with the plaintiff. As to the underlying case, the Company is considering the basis for further appeal and, in the interim, is preparing for trial on the issue of damages. As to insurance coverage, the Company is a party to a declaratory action in which the Company is seeking coverage for the alleged damages. The Company has also filed with the state insurance commission its intention to bring suit against one of the insurance carriers for bad faith and other claims.

The Company and its subsidiaries are defendants in various other lawsuits arising in the ordinary course of business. In the opinion of management, any liability with respect to these matters will not have a material adverse effect on the Company's financial condition, cash flow or results of operations.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS SUMMARY
-----------------------------
     (in thousands)                           1st Qtr.       2nd Qtr.       Six Mos.       Six Mos.        2nd Qtr.
                                                1997           1997           1997           1996            1996
                                              -------        -------        -------        -------         -------
Net Sales                                    $ 62,651       $ 62,769       $125,420       $111,817        $ 56,429
 Cost of Sales                                 43,187         43,283         86,470         78,075          39,474
                                              -------        -------        -------        -------         -------
Gross Profit on Sales                          19,464         19,486         38,950         33,742          16,955
% of Net Sales                                  31.1%          31.0%          31.1%          30.2%           30.0%
Operating Expenses:
 Selling, General & Admin.                      9,742          9,220         18,962         20,449          10,148
 Research and Development                       2,825          2,641          5,466          5,235           2,814
                                              -------        -------        -------        -------         -------
Total Operating Expenses                       12,567         11,861         24,428         25,684          12,962
                                              -------        -------        -------        -------         -------
Operating Income                                6,897          7,625         14,522          8,058           3,993
  % of Net Sales                                11.0%          12.1%          11.6%           7.2%            7.1%
Other Expense (Income):
       Refinancing Costs                          131            131            262            486             268
       Interest Expense                         5,453          5,427         10,880          9,991           4,894
       Interest Income                         (1,115)          (977)        (2,092)          (562)           (356)
       Other, Net                                 724            650          1,374            781             334
                                               ------        -------        -------        -------         -------
Income from Continuing
   Operations before Income Tax                 1,704          2,394          4,098         (2,638)         (1,147)
Income Tax                                        587            807          1,394              -               -
                                               ------        -------        -------        -------         -------
Income (Loss) from Continuing
   Operations                                   1,117          1,587          2,704         (2,638)         (1,147)
Discontinued Operations,
   net of tax                                   3,400         (2,992)           408         13,263           7,566
                                               ------        -------        -------        -------         -------
Net Income                                    $ 4,517       $ (1,405)      $  3,112       $ 10,625        $  6,419
                                               ======        =======        =======        =======         =======

For the first six months of 1997, Net Sales increased $13.6 million, or 12.2%, to $125.4 million from Net Sales of $111.8 million for the same period in 1996. The 1997 second quarter sales were $6.3 million, or 11.2%, higher when compared to the 1996 second quarter. For both periods, increases were achieved at Scott, and slight decreases occurred at Interstate Electronics.

Gross Profit for the six months improved $5.2 million to $38.9 million and represented 31.1% of Net Sales as compared to 30.2% in 1996. The Gross Profit for the second quarter improved $2.5 million, or 31.0% of Net Sales, compared to 30.0% in 1996. Scott was responsible for the margin improvements.

Selling, General and Administrative expenses for the six months improved as a percentage of Net Sales to 15.1% in 1997, compared to 18.3% in 1996. Lower Corporate expenses were responsible for the majority of the improvement.

Operating Income for the six months amounted to $14.5 million in 1997, as compared to Operating Income of $8.1 million in 1996 due to the aforementioned factors: increased sales, improved margins and lower corporate expenses.

Income taxes for 1997 were $1.4 million for the six month period and $807,000 for the second quarter. Income tax provisions were not recorded for 1996 due to operating loss carryforwards.

Income from Continuing Operations in the six months and second quarter of 1997 improved significantly from losses in the respective periods of 1996 due to the operating income improvements discussed in the preceding paragraphs and after tax provisions in 1997.

Discontinued Operations reflect the operating earnings of Snorkel, net of tax, and, in the second quarter 1997, the provision for adverse developments in respect of a specific retained liability. See note 4 to the financial statements.


SEGMENT INFORMATION
-------------------

The Company has operations in two reporting segments, Scott and Interstate Electronics Corporation. The results of operations are most meaningful when analyzed and discussed in this manner.

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

The results of operations for Scott were as follows (in thousands):


                                             1st Qtr.        2nd Qtr.       Six Mos.       Six Mos.        2nd Qtr.
                                               1997            1997           1997           1996            1996
                                              -------         -------        -------        -------         -------
Net Sales                                    $ 39,958        $ 40,709       $ 80,667       $ 66,283        $ 33,342
 Cost of Sales                                 27,173          27,231         54,404         45,566          22,948
                                              -------         -------        -------        -------         -------
Gross Profit on Sales                          12,785          13,478         26,263         20,717          10,394
 % of Net Sales                                 32.0%           33.1%          32.6%          31.3%           31.2%
Operating Expenses:
 Selling, General & Admin.                      3,644           3,886          7,530          6,246           3,099
 Research and Development                       1,178             810          1,988          1,241             616
                                              -------          ------        -------        -------         -------
Total Operating Expenses                        4,822           4,696          9,518          7,487           3,715
                                              -------          ------        -------        -------         -------
Operating Income (Loss)                      $  7,963         $ 8,782       $ 16,745       $ 13,230        $  6,679
                                              -------          ------        -------        -------         -------
  % of Net Sales                                19.9%           21.6%          20.8%          20.0%           20.0%


Discussion of 1997 Compared to 1996:
------------------------------------

Net Sales increased for the six months and second quarter due to increased shipments of oxygen products to aviation/government customers of approximately 26% and 25% respectively, and increased shipments of Air-Paks to health and safety customers of approximately 18% and 19%, respectively.

Gross Margin increased for the six months and second quarter due to increased sales volume in the majority of the product lines.

Selling, General and Administrative expenses have increased in dollar amounts, but as a percentage of Net Sales are consistent when compared to the same periods for 1996.

Research and Development expenses have increased due to new product development expenses primarily for the health and safety line products.

INTERSTATE ELECTRONICS CORPORATION
----------------------------------

Interstate Electronics develops and produces sophisticated telemetry, instrumentation, and data recording systems and position measuring systems, Global Positioning Systems ("GPS"), for the U.S. Navy's submarines; precise GPS for aircraft and turnkey test ranges; and GPS for commercial and business aircraft navigation and landing systems. Interstate Electronics also designs and produces plasma, liquid crystal and cathode-ray tube display systems. In addition, Interstate Electronics develops sophisticated bandwidth-on-demand satellite communication modems and terminals for both government and commercial applications.

The results of operations for Interstate Electronics were as follows (in thousands):


                                          1st Qtr.       2nd Qtr.       Six Mos.        Six Mos.       2nd Qtr.
                                            1997           1997           1997            1996           1996
                                           -------        -------        -------         -------        -------
Net Sales                                 $ 22,693       $ 22,060       $ 44,753        $ 45,534       $ 23,087
 Cost of Sales                              16,014         16,052         32,066          32,509         16,526
                                           -------        -------        -------         -------        -------
Gross Profit on Sales                        6,679          6,008         12,687          13,025          6,561
 % of Net Sales                              29.4%          27.2%          28.3%           28.6%          28.4%
Operating Expenses:
 Selling, General & Admin.                   3,303          3,735          7,038           5,979          2,896
 Research and Development                    1,647          1,831          3,478           3,994          2,198
                                           -------        -------        -------         -------        -------
Total Operating Expenses                     4,950          5,566         10,516           9,973          5,094
                                           -------        -------        -------         -------        -------
Operating Income (Loss)                   $  1,729       $    442       $  2,171        $  3,052       $  1,467
                                           -------        -------        -------         -------        -------
  % of Net Sales                              7.6%           2.0%           4.9%            6.7%           6.4%


Discussion of 1997 Compared to 1996:
------------------------------------

Net Sales declined slightly for the six months as decreases in strategic weapons systems of approximately 13% and displays of approximately 25% were offset by increases in military GPS of approximately 8% and satellite communications systems of approximately 136%.

Net Sales declined slightly for the second quarter as decreases in strategic weapons systems of approximately 12%, displays of approximately 2% and military GPS of approximately 8% were offset by increases in satellite communications systems of approximately 69%.

Gross Margin decreased for the six months and second quarter due primarily to reduced sales volume.

Selling, General and Administrative expenses are higher for the six months and second quarter due to marketing, selling and bidding costs to compete for orders and contracts in the different product lines.

Research and Development is lower for the six months and second quarter due to 1996 expenditures associated with having the flight management system certified.

CORPORATE AND UNALLOCATED COSTS AND EXPENSES
--------------------------------------------

Corporate and unallocated costs and expenses were as follows (in thousands):

                                         1st Qtr.        2nd Qtr.       Six Mos.    Six Mos.        2nd Qtr.
                                           1997            1997           1997        1996           1996
                                         --------        --------       --------    --------        --------
Selling, General & Admin.                  $2,795        $ 1,599        $ 4,394      $8,224         $4,153
Other Expenses (Income):
Refinancing Costs                             131            131            262         486            268
  Interest Expense                          5,375          5,343         10,718       9,550          4,729
  Interest Income                          (1,070)          (992)        (2,062)       (562)          (358)
  Other, Net                                  802            682          1,484       1,061            568

Discussion of 1997 Compared to 1996:
------------------------------------

Selling, General and Administrative expenses decreased significantly in 1997 due to the continuing benefit from prior year Corporate cost savings initiatives and, in the second quarter of 1997, from a $1.1 million credit to reflect one-half of the expected net periodic pension credit for the year.

Interest expense increased for the six months and second quarter of 1997 due to interest expense on the discounted present value of insurance reserves.

Interest income increased for the six months and second quarter of 1997 due to the improvement in the Company's cash position.

FINANCIAL POSITION AND LIQUIDITY
--------------------------------

At June 30, 1997, Cash and Cash Equivalents totaled $47.6 million, an increase of $3.2 million from December 31, 1996.

Net cash provided by Operating Activities was $7.2 million reflecting net income of $3.1 million, depreciation and amortization of $4.2 million and the net change in other operating activities of $(.1) million.

Net cash used by Investing Activities was $2.8 million, reflecting capital expenditures and proceeds from the sale of a previously divested business. Capital Expenditures for Continuing Operations were $2.7 million in the first two quarters of 1997 for machinery, equipment, tooling and real estate development costs and are expected to be approximately $5.5 million for all of 1997. Such amounts will be funded from internally generated funds and leases.

Net cash used by Financing Activities was $1.2 million, principally payments on debt.

Liquidity is provided by the Company's Cash and Cash Equivalents and by the credit facility of which $37.9 million was available at June 30, 1997.

The Company expects to continue to focus on internal growth at its two segments; investigate acquisitions for Scott; and consider alternative strategies that may further enhance stockholder value.

The Net Proceeds of approximately $140-145 million expected to be received upon consummation of the Snorkel divestiture will be available for general corporate purposes. Those purposes include investment in the current operations of the Company, payment of liabilities associated with previously divested businesses, use as all or a portion of the purchase price of possible acquisitions and debt reductions and stock repurchase alternatives.

PART II.  OTHER INFORMATION

ITEM 1.          Legal Proceedings

         The Company is a defendant in litigation currently on appeal with the District Court of Appeal of Florida, Third District, Case Number 96-895. In October of 1989 the Company as a result of the operations of a previously discontinued business, was named a defendant in the lawsuit captioned DENNIS TROY ALDERMAN, ET AL V. THE GRAHAM COMPANIES, ET AL filed in the 11th Judicial Circuit, Dade County, Florida, Case Number 89-37617 CA (30). The case involves personal injuries sustained by the plaintiff when he fell from a scaffold manufactured by the Company. Prior to trial the trial court granted Plaintiff's motion for Entry of Default Judgment against the Company on the basis that the Company had engaged in certain discovery violations and ordered the case to trial on the issue of damages. The trial court's order was appealed and on July 16, 1997 the District Court of Appeal of Florida, Third District, Case Number 96-895, affirmed the trial court's order. The Company has filed motions for rehearing and rehearing en banc and is awaiting final rulings. Plaintiffs are seeking twenty three million dollars ($23,000,000) in damages.
         In May of 1997, the Company's insurance carriers notified the Company that they would deny coverage for the alleged damages to be determined at trial, and as a result the Company is a party to a declaratory action captioned RELIANCE INSURANCE COMPANY OF ILLINOIS V. FIGGIE INTERNATIONAL INC. filed in the 11th Judicial Circuit, Dade County, Florida, Case Number 97-13713 CA (02) in which the Company is seeking coverage for the alleged damages.



ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

         (a)  List of Exhibits
                  3.0  Restated Certificate of Incorporation
                 27.0  Financial Data Schedule

         (b)  Reports on Form 8-K filed during the quarter

                 NONE

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Figgie International Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                  FIGGIE INTERNATIONAL INC.


                                                  By: /s/ Steven L. Siemborski
                                                     --------------------------
                                                  Steven L. Siemborski
                                                  Senior Vice President and
                                                  Chief Financial Officer
                                                  (Duly Authorized and
                                                  Principal Financial Officer)
Date: August 11, 1997

                                  EXHIBIT INDEX

 3.0     Restated Certificate of Incorporation

27.0     Financial Data Schedule