Form 10-Q
period 1997-09-30
FIGGIE INTERNATIONAL INC /DE/
filed 1997-11-13
CIK 720032

                       SECURITIES AND EXCHANGE COMMISSION
                                 Washington D.C.

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934


     For the quarter ended September 30, 1997 Commission file number 1-8591
                           ------------------                        ------



                            FIGGIE INTERNATIONAL INC.
             (Exact name of registrant as specified in its charter)


               Delaware                                         52-1297376
---------------------------------------------             ---------------------
  (State or other jurisdiction of                           (I.R.S. Employer
   incorporation or organization)                           Identification No.)


           4420 Sherwin Road
            Willoughby, Ohio                                     44094
---------------------------------------------             -------------------
(Address of principal executive offices)                       (Zip Code)


                                 (216) 953-2700
                        -------------------------------
                        (Registrant's telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes   X           No
                                                     -----            -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.


         Class                               Outstanding as of November 3, 1997
-------------------------------------------------------------------------------

Class A Common Stock, par value $.10 per share                      13,738,930
Class B Common Stock, par value $.10 per share                       4,712,747

                            FIGGIE INTERNATIONAL INC.
                            -------------------------


                                TABLE OF CONTENTS
                                -----------------



   PART I.  FINANCIAL INFORMATION..........................................................................3

      CONSOLIDATED STATEMENTS OF INCOME
      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996................................................3

      CONSOLIDATED STATEMENTS OF INCOME
      FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996...............................................4

      CONSOLIDATED BALANCE SHEETS
      SEPTEMBER 30, 1997 AND DECEMBER 31, 1996.............................................................5

      CONSOLIDATED STATEMENTS OF CASH FLOWS
      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996................................................7

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...........................................................8
          Summary of Significant Accounting Policies.......................................................8
          Receivables......................................................................................8
          Inventories......................................................................................9
          Discontinued Operations..........................................................................9
          Income Taxes....................................................................................11
          Credit Facility.................................................................................11
          Long-Term Debt..................................................................................12
          Capital Stock...................................................................................12
          Leases..........................................................................................13
          Contingent Liabilities..........................................................................13

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS.......................................................14
          Results of Operations Summary...................................................................14
          Scott...........................................................................................16
          Interstate Electronics Corporation..............................................................17
          Corporate and Unallocated Costs and Expenses....................................................18
          Financial Position and Liquidity................................................................18

   PART II.  OTHER INFORMATION............................................................................20

   SIGNATURES.............................................................................................22

   EXHIBIT INDEX..........................................................................................23

PART I.  FINANCIAL INFORMATION


                            FIGGIE INTERNATIONAL INC.
                        CONSOLIDATED STATEMENTS OF INCOME
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                     (in thousands, except per share data)
                                   (Unaudited)



                                                 1997            1996
                                              ---------       ---------

Net Sales                                     $ 185,574       $ 169,428
  Cost of Sales                                 128,374         118,290
                                              ---------       ---------

Gross Profit on Sales                            57,200          51,138
                                              ---------       ---------

Operating Expenses:
  Selling, General and Administrative            27,861          30,038
  Research and Development                        8,996           8,483
                                              ---------       ---------

Total Operating Expenses                         36,857          38,521
                                              ---------       ---------

Operating Income                                 20,343          12,617
                                              ---------       ---------

Other Expense (Income):
   Refinancing Costs                                393             740
   Interest Expense                              16,394          14,825
   Interest Income                               (4,065)         (1,106)
   Other, Net                                     2,081             706
                                              ---------       ---------
Income (Loss) from Continuing Operations
     before Income Tax                            5,540          (2,548)

Income Tax                                        1,864               -
                                              ---------       ---------
Income (Loss) from Continuing Operations          3,676          (2,548)

Discontinued Operations, net of tax:
     Income from Operations                       7,660          19,801
     (Loss) on Disposal                          (6,000)              -
                                              ---------       ---------

Net Income                                    $   5,336       $  17,253
                                              =========       =========

Weighted Average Shares                          18,720          18,757

Per Share Data
--------------

Income (Loss) from Continuing Operations      $    0.20       $   (0.14)
Income from Discontinued Operations                0.09            1.06
                                              ---------       ---------

Net Income                                    $    0.29       $    0.92
                                              =========       =========

See Notes to Consolidated Financial Statements.

                            FIGGIE INTERNATIONAL INC.
                        CONSOLIDATED STATEMENTS OF INCOME
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                     (in thousands, except per share data)
                                   (Unaudited)



                                             1997           1996
                                           --------       --------

Net Sales                                  $ 60,154       $ 57,611
  Cost of Sales                              41,904         40,215
                                           --------       --------

Gross Profit on Sales                        18,250         17,396
                                           --------       --------

Operating Expenses:
  Selling, General and Administrative         8,899          9,589
  Research and Development                    3,530          3,248
                                           --------       --------

Total Operating Expenses                     12,429         12,837
                                           --------       --------

Operating Income                              5,821          4,559
                                           --------       --------

Other Expense (Income):
   Refinancing Costs                            131            254
   Interest Expense                           5,514          4,834
   Interest Income                           (1,973)          (544)
   Other, Net                                   707            (75)
                                           --------       --------
Income from Continuing Operations
     before Income Tax                        1,442             90

Income Tax                                      470              -
                                           --------       --------
Income from Continuing Operations               972             90

Discontinued Operations, net of tax:
     Income from Operations                   1,252          6,538
     (Loss) on Disposal                           -              -
                                           --------       --------

Net Income                                 $  2,224       $  6,628
                                           ========       ========

Weighted Average Shares                      18,737         18,728

Per Share Data
--------------

Income from Continuing Operations          $   0.05         $    -
Income from Discontinued Operations            0.07           0.35
                                           --------       --------

Net Income                                 $   0.12       $   0.35
                                           ========       ========

See Notes to Consolidated Financial Statements.

                            FIGGIE INTERNATIONAL INC.
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
                                 (in thousands)


                                                    Sep. 30,        Dec. 31,
                                                      1997            1996
                                                   ---------       ---------
                                                   (Unaudited)
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents                          $  46,524       $  44,447
Trade Accounts Receivable, less Allowance
 for Uncollectible Accounts of $193 in 1997
 and $151 in 1996                                     38,414          43,480
Inventories                                           37,286          32,903
Prepaid Expenses                                       3,297             826
Recoverable Income Taxes                               6,270           7,689
Current Deferred Tax Asset                            12,600          12,600
Net Assets Related to Discontinued Operations         66,286          59,901
                                                   ---------       ---------
   Total Current Assets                              210,677         201,846
                                                   ---------       ---------

PROPERTY, PLANT AND EQUIPMENT
Land and Land Improvements                            44,006          42,845
Buildings and Leasehold Improvements                  29,233          28,828
Machinery and Equipment                               42,860          40,608
                                                   ---------       ---------
                                                     116,099         112,281
Accumulated Depreciation                             (46,803)        (43,478)
                                                   ---------       ---------
Net Property, Plant and Equipment                     69,296          68,803
                                                   ---------       ---------


OTHER ASSETS
Deferred Divestiture Proceeds, Net                    18,515          20,073
Prepaid Pension Costs                                 10,811          10,811
Prepaid Rent on Leased Equipment                         ---           2,644
Intangible Assets                                      1,974           2,039
Investments                                           11,181          10,764
Cash Surrender Value of Insurance Policies             4,168           6,629
Prepaid Finance Costs                                  1,418           1,954
Deferred Tax Asset                                    29,358          30,595
Other                                                  2,700           2,894
                                                   ---------       ---------
   Total Other Assets                                 80,125          88,403
                                                   ---------       ---------

Total Assets                                       $ 360,098       $ 359,052
                                                   =========       =========

                            FIGGIE INTERNATIONAL INC.
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
                        (in thousands, except par value)


                                                 Sep. 30,        Dec. 31,
                                                   1997            1996
                                               -----------      ----------
                                               (Unaudited)
LIABILITIES

CURRENT LIABILITIES
Accounts Payable                                $  12,821       $  16,735
Accrued Insurance Reserves                         29,396          12,174
Accrued Compensation                                7,082           7,342
Accrued Interest                                    8,616           4,395
Accrued Environmental Reserves                      2,026           3,348
Accrued Liabilities and Expenses                    1,686           8,008
Current Maturities of Long-Term Debt                7,516           2,100
                                                ---------       ---------
   Total Current Liabilities                       69,143          54,102
                                                ---------       ---------

Long-Term Debt                                    177,133         184,156
Non-Current Insurance Reserves                     15,195          27,345
Other Non-Current Liabilities                      19,464          18,888
                                                ---------       ---------
  Total Liabilities                               280,935         284,491
                                                ---------       ---------



STOCKHOLDERS' EQUITY

Preferred Stock, $1.00 Par Value;
   Authorized, 3,217 Shares;
   Issued and Outstanding, None                         -               -
Class A Common Stock, $.10 Par Value;               1,373           1,370
   Authorized, 18,000 Shares;
   Issued and Outstanding
   1997 - 13,724; 1996 - 13,695
Class B Common Stock, $.10 Par Value;                 471             471
   Authorized, 18,000 Shares;
   Issued and Outstanding
   1997 - 4,707 ; 1996 - 4,708
Capital Surplus                                   109,819         109,538
Accumulated Deficit                               (32,381)        (37,717)
Unearned Compensation                                 (37)            (74)
Cumulative Translation Adjustment                     (82)            973
                                                ---------       ---------
  Total Stockholders' Equity                       79,163          74,561
                                                ---------       ---------

Total Liabilities and Stockholders' Equity      $ 360,098       $ 359,052
                                                =========       =========


See Notes to Consolidated Financial Statements.

                            FIGGIE INTERNATIONAL INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                 (in thousands)
                                   (Unaudited)

                                                             1997           1996
                                                           --------       --------
Operating Activities:
  Income (Loss) from Continuing Operations                 $  3,676       $ (2,548)
  Income from Discontinued Operations                         1,660         19,801
  Adjustments to Reconcile Net Income to Net
   Cash Provided (Used) by Operating Activities
    Depreciation and Amortization                             6,217          5,500
    Amortization of Unearned Compensation                        37            314
    Other, Net                                               (1,799)          (300)
  Changes in Operating Assets and Liabilities
    Accounts Receivable                                        (756)        (8,040)
    Inventories                                             (11,403)        (7,443)
    Prepaid Items                                            (2,299)          (840)
    Other Assets                                              6,976          1,819
    Accounts Payable                                            358         (1,830)
    Accrued Liabilities and Expenses                         15,510         (1,337)
    Accrued Income Taxes                                      1,088              -
    Other Liabilities                                       (12,163)        (6,570)
                                                           --------       --------

    Net Cash (Used) Provided by Operating Activities          7,102         (1,474)
                                                           --------       --------

Investing Activities:
  Capital Expenditures for Continuing Operations             (4,105)        (4,069)
  Capital Expenditures for Discontinued Operations           (1,676)        (2,817)
  Proceeds from Sale of Property, Plant and Equipment            74          4,420
  Proceeds from Business Divestitures                         2,005         32,442
                                                           --------       --------

Net Cash Provided (Used) by Investing Activities             (3,702)        29,976
                                                           --------       --------

Financing Activities:
  Principal Payments on Debt                                 (1,607)       (27,821)
  Proceeds from Issuing Common Stock                            669            175
  Payments to Reacquire Common Stock                           (385)           (10)
                                                           --------       --------

Net Cash (Used) by Financing Activities                      (1,323)       (27,656)
                                                           --------       --------

Net Increase in Cash and Cash Equivalents                     2,077            846

Cash and Cash Equivalents at Beginning of Year               44,447         25,856
                                                           --------       --------

Cash and Cash Equivalents at End of Period                 $ 46,524       $ 26,702
                                                           ========       ========



See Notes to Consolidated Financial Statements.

                   FIGGIE INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




The financial information included herein has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and properly reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to present a fair statement of the financial results of operations for the periods covered by this report. The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the entire year.



(1)  Summary of Significant Accounting Policies:
     -------------------------------------------


The financial statements have been prepared in accordance with the accounting policies described in Note 1 of the Notes to Consolidated Financial Statements appearing in Figgie International Inc.'s 1996 Form 10- K405.


(2) Receivables:
    ------------

Receivables consist of the following components (in thousands):

                                                           9/30/97           12/31/96
                                                           -------           --------
      U.S. Government
          Billed                                          $ 11,138           $ 12,687
          Unbilled                                          11,757             14,920
                                                           -------            -------
                                                            22,895             27,607
      Commercial
          Billed                                            15,712             16,024
          Allowance for Uncollectible Accounts                (193)              (151)
                                                           -------            -------
                                                           $38,414            $43,480
                                                           =======            =======



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

(3) Inventories:
    ------------

   Inventories consist of the following components (in thousands):

                                             9/30/97           12/31/96
                                             -------           --------

     Raw Materials                           $ 7,928            $ 7,867
     Work in Process                          18,665             14,336
     Finished Goods                           12,251             11,812
     Inventory Reserves                       (1,558)            (1,112)
                                             -------            -------
                                             $37,286            $32,903
                                             =======            =======


(4) Discontinued Operations:
    ------------------------

SALE OF SNORKEL - On July 1, 1997, the Board of Directors resolved to sell the Company's Snorkel aerial work platform business. On July 19, 1997, the Company executed a definitive agreement to sell the business to Omniquip International, Inc. and on November 9, 1997 amended that agreement. The agreement, as amended, provides for $100 million to be paid to the Company at closing plus a contingent additional amount. The contingent amount will be the amount of sales of the Snorkel business for the twelve-month period commencing on April 1, 1998 and ending on March 31, 1999 (the "Earn-Out Period") in excess of $140 million, such additional payment not to exceed $20 million, plus 70% of the amount of sales of the Snorkel business during the Earn-Out Period in excess of $160 million, such additional amount not to exceed $30 million. The agreement further provides for the assumption by the Buyer of certain liabilities and operating lease commitments of the Snorkel business. The sale of Snorkel is expected to be completed during November 1997, at which time a gain on the sale will be recognized in the Company's financial statements. 1996 financial statements have been restated to reflect Snorkel as a discontinued operation and are summarized as follows (in thousands):

                                            As
                                        Previously                As
Nine Months ended September 30,1996:     Reported     Snorkel  Restated
                                         ---------  ---------  --------

Net Sales                                $293,523   $(124,095) $169,428
                                         ========   =========  ========

Income from Continuing Operations          15,862     (18,410)   (2,548)
Income from Discontinued Operations         1,391      18,410    19,801
                                         --------   ---------  --------

Net Income                               $ 17,253   $       -  $ 17,253
                                         ========   =========  ========

                                            As
                                        Previously                As
Three Months ended September 30,1996:    Reported     Snorkel  Restated
                                         ---------  ---------  --------

Net Sales                                $ 95,407   $ (37,796) $ 57,611
                                         ========   =========  ========

Income from Continuing Operations           5,711      (5,621)       90
Income from Discontinued Operations           917       5,621     6,538
                                         --------   ---------  --------

Net Income                               $  6,628   $       - $   6,628
                                         ========   ========= =========

PRIOR DIVESTITURES - In the second quarter of 1997, the Company recorded a $10 million provision to increase its accrued self-insurance liability to reflect adverse developments in a specific lawsuit that relates to a previously discontinued business. The adverse developments consist of 1) an appellate court decision on July 16, 1997 affirming the trial court's ruling of liability, 2) notification to the Company in May 1997 that the Company's insurance carriers would deny coverage for the alleged damages, and 3) settlement discussions with the plaintiff. As to the underlying case, the Company is pursuing the next level of appellate proceedings before the Florida Supreme Court and, in the interim, is preparing for trial on the issue of damages. As to insurance coverage, the Company is a party to a declaratory action in which the Company is seeking coverage for the alleged damages. The Company has also filed with the state insurance commission its intention to bring suit against one of the insurance carriers for bad faith and other claims.

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

Net assets related to discontinued operations as of September 30, 1997 in the amount of $66.3 million principally represent the net assets related to the Snorkel division.

Deferred divestiture proceeds include management's best estimates of the amounts expected to be realized on the collection and sale of discontinued operations. The amounts the Company will ultimately realize could differ materially from the amounts recorded. The Company has a reserve of $21.2 million at September 30, 1997 against these assets and former facilities of discontinued businesses, which is presented as a deduction from deferred divestiture proceeds.


(5) Income Taxes:
    -------------

For the nine-month and three-month periods ended September 30, 1997, the following income tax provisions (benefits) have been provided (in thousands):

                                      Nine Months           Three Months
                                     Sept. 30, 1997        Sept. 30, 1997
                                     --------------        --------------

Continuing Operations                    $ 1,864               $   470
                                         =======               =======

Discontinued Operations:
      Operations                           4,991                   801
      Disposal                            (4,000)                    -
                                         -------               -------
                                         $   991               $   801
                                         =======               =======

Net provision amounts have reduced the Federal deferred tax asset. No provision was recorded for 1996 due to loss carryforwards.

Recoverable Income Taxes represent refunds claimed from prior taxes paid. The current deferred tax asset as of September 30, 1997 reflects the tax benefits the Company expects to utilize in the succeeding twelve month period in respect of operating results and the gain on the divestiture of Snorkel.


(6)  Credit Facility:
     ---------------

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

As of September 30, 1997, $16.7 million of letters of credit were outstanding under the facility, there were no borrowings outstanding ($39.7 million was available) and all financial covenants were satisfied.

(7)  Long-Term Debt:
     ---------------

Total debt consists of the following components (in thousands):

                                                     9/30/97           12/31/96
                                                     -------           --------
Long-Term Debt:
 9.875% Senior Notes due October 1, 1999            $174,000           $174,000
 Mortgage Notes                                       10,276             11,076
 Obligations under Capital Lease                         373              1,180
                                                    --------           --------
   Total                                             184,649            186,256

 Less - Current Maturities                            (7,516)            (2,100)
                                                    --------           --------

 Long-Term Debt                                     $177,133           $184,156
                                                    ========           ========

Mortgage notes, which are secured by real property, are due at various dates through 2009 and bear interest at rates ranging from 7.5% to 10.52%.

Current maturities as of September 30, 1997 include a $6.7 million mortgage that the Company paid subsequent to the end of the third quarter.

(8) Capital Stock:
    --------------

Each share of Class A Common Stock is entitled to one-twentieth of one vote per share, while each share of Class B Common Stock is entitled to one vote per share, except, in each case, with respect to shares beneficially owned by any Substantial Stockholder (as defined in the Company's Restated Certificate of Incorporation, as amended), in which case the voting rights of such stock are governed by the appropriate provisions of the Company's Restated Certificate of Incorporation.

Earnings per share for the nine months and third quarter periods ended September 30, 1997 and 1996 were calculated using the following share data.

                                                     (in thousands)

                                             1997     1997    1996    1996
                                            3rd Qtr  9 Mos. 3rd Qtr  9 Mos.
                                            -------  ------ -------  ------
Primary Weighted-Average Number of Shares:
  Allocated Shares                           18,414  18,396  18,341  18,370
  Common Stock Equivalents of Stock Options     287     219     387     375
                                             ------  ------  ------  ------
  Primary Weighted-Average                   18,701  18,615  18,728  18,745
                                             ======  ======  ======  ======

Fully Diluted Weighted-Average Number of Shares:
Common Stock Equivalents                         36     105      -       12
                                             ------  ------  -----   ------
  Fully Diluted Weighted-Average             18,737  18,720  18,728  18,757
                                             ======  ======  ======  ======

(9) Leases:
    -------

Rental commitments under operating leases have had the following activity during the nine month period (in millions):

                                          Discontinued       Continuing
                                           Operations        Operations         Total
                                           ----------        ----------         -----
      Rental commitments at
        December 31, 1996                    $   4.5           $  18.9         $  23.4
      Rental payments                           (3.7)             (3.0)           (6.7)
      Obligations of Snorkel                    10.5             (10.5)              -
      New leases                                 0.8               2.0             2.8
      Buy out of equipment at
        lease-stipulated values                 (3.1)                -            (3.1)
                                             -------           -------         -------
      Rental commitments at
        September 30, 1997                   $   9.0           $   7.4         $  16.4
                                             =======           =======         =======

At the termination of equipment leases, which is principally over the period December 1998 through June 1999, the Company is effectively required to purchase the equipment for a fixed price of approximately one-third of the original lease value. As a result of these provisions and the anticipated need for continued use of the equipment in the Company's operations, the Company currently expects to purchase this equipment at the purchase price of approximately $5.0 million.


(10)  Contingent Liabilities:
      -----------------------

Costs charged by the Company to the U.S. Government in the performance of U.S. Government contracts are subject to inquiry and audit. Several years are open. The Company has provided a reasonable reserve for possible disallowed costs. The Company has been cooperating with the U.S. Government in two criminal investigations, one involving possible improprieties at a facility where a division of the Company was a supplier and the second involving the amount of corporate charges allocated to Government contracts. The Company has furnished documents and other information and denies any wrongdoing in both investigations. During the third quarter of 1997, the Government advised that the criminal investigation of allocated corporate charges had been concluded and that no formal action, claims, charges, or other litigation against the company was initiated. The supplier investigation is ongoing and could result in sanctions by the government and affect the Company's ability to obtain future Government contracts.

See, also, footnote 4 with reference to discontinued businesses.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS SUMMARY
-----------------------------
(in thousands)            1st Qtr.   2nd Qtr.   3rd Qtr.  Nine Mos. Nine Mos.  3rd Qtr.
                            1997       1997        1997     1997      1996       1996
                         --------  --------    --------  --------   --------   -------

Net Sales                $ 62,651  $ 62,769    $ 60,154  $185,574   $169,428   $57,611
 Cost of Sales             43,187    43,283      41,904   128,374    118,290    40,215
                         --------  --------    --------  --------   --------   -------
Gross Profit on Sales      19,464    19,486      18,250    57,200     51,138    17,396
% of Net Sales              31.1%     31.0%       30.3%     30.8%      30.2%     30.2%
Operating Expenses:
 Selling, General & Admin.  9,742     9,220       8,899    27,861     30,038     9,589
 Research & Development     2,825     2,641       3,530     8,996      8,483     3,248
                         --------  --------    --------  --------   --------   -------
Total Operating Expenses   12,567    11,861      12,429    36,857     38,521    12,837
                         --------  --------    --------  --------   --------   -------
Operating Income            6,897     7,625       5,821    20,343     12,617     4,559
  % of Net Sales            11.0%     12.1%        9.7%     11.0%       7.4%      7.9%
Other Expense (Income):
  Refinancing Costs           131       131         131       393        740       254
  Interest Expense          5,453     5,427       5,514    16,394     14,825     4,834
  Interest Income          (1,115)     (977)     (1,973)   (4,065)    (1,106)     (544)
  Other, Net                  724       650         707     2,081        706       (75)
                         --------  --------    --------  --------   --------   -------
Income from Continuing
  Operations before
  Income Tax                1,704     2,394       1,442     5,540     (2,548)       90
Income Tax (Benefit)          587       807         470     1,864          -         -
                         --------  --------    --------  --------   --------   -------
Income (Loss) from
  Continuing Operations     1,117     1,587         972     3,676     (2,548)       90
Discontinued Operations,
  net of tax                3,400    (2,992)      1,252     1,660     19,801     6,538
                         --------  --------    --------  --------   --------   -------
Net Income               $  4,517  $ (1,405)   $  2,224  $  5,336   $ 17,253   $ 6,628
                         ========  ========    ========  ========   ========   =======

For the first nine months of 1997, Net Sales increased $16.1 million, or 9.5%, to $185.6 million from Net Sales of $169.4 million for the same period in 1996. The 1997 third quarter sales were $2.5 million, or 4.4%, higher when compared to the 1996 third quarter. For all periods, increases were achieved at Scott, and slight decreases occurred at Interstate Electronics.

Gross Profit for the nine months improved $6.1 million to $57.2 million and represented 30.8% of Net Sales as compared to 30.2% in 1996. The Gross Profit for the third quarter improved $0.9 million, or 30.3% of Net Sales, compared to 30.2% in 1996. Scott was responsible for the margin improvements.

Selling, General and Administrative expenses for the nine months improved as a percentage of Net Sales to 15.0% in 1997, compared to 17.7% in 1996. Lower corporate expenses were responsible for the majority of the improvement.

Operating Income for the nine months amounted to $20.3 million in 1997, as compared to Operating Income of $12.6 million in 1996, due to the aforementioned factors: increased sales, improved margins and lower corporate expenses.

Income taxes for 1997 were $1.9 million for the nine month period and $.5 million for the third quarter. Income tax provisions were not recorded for 1996 due to operating loss carryforwards.

Income from Continuing Operations in the nine months and third quarter of 1997 improved significantly compared to corresponding periods of 1996 due to the operating income improvements discussed in the preceding paragraphs and after tax provisions in 1997.

Discontinued Operations reflect the operating earnings of Snorkel, net of tax, and, in the second quarter of 1997, the provision for adverse developments in respect of a specific retained liability. See note 4 to the financial statements.


SEGMENT INFORMATION
-------------------

The Company has operations in two reporting segments, Scott and Interstate Electronics Corporation. The results of operations are most meaningful when analyzed and discussed in this manner.

SCOTT
-----

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

The results of operations for Scott were as follows (in thousands):


                         1st Qtr.  2nd Qtr.  3rd Qtr. Nine Mos. Nine Mos. 3rd Qtr.
                           1997      1997      1997       1997     1996     1996
                         --------  --------  --------  --------  -------- --------

Net Sales                $ 39,958  $ 40,709  $ 38,084  $118,751  $100,650 $ 34,367
 Cost of Sales             27,173    27,231    26,051    80,455    69,692   24,126
                         --------  --------  --------  --------  -------- --------
Gross Profit on Sales      12,785    13,478    12,033    38,296    30,958   10,241
 % of Net Sales             32.0%     33.1%     31.6%     32.2%     30.8%    29.8%
Operating Expenses:
 Selling, General & Admin.  3,644     3,886     3,921    11,451     9,317    3,071
 Research and Development   1,178       810       629     2,617     2,079      838
                         --------  --------  --------  --------  -------- --------
Total Operating Expenses    4,822     4,696     4,550    14,068    11,396    3,909
                         --------  --------  --------  --------  -------- --------
Operating Income (Loss)  $  7,963  $  8,782  $  7,483  $ 24,228  $ 19,562 $  6,332
                         --------  --------  --------  --------  -------- --------
  % of Net Sales            19.9%     21.6%     19.6%     20.4%     19.4%    18.4%


Discussion of 1997 Compared to 1996:
------------------------------------

Net Sales increased for the nine months and third quarter due to increased shipments of oxygen products to aviation/government customers of approximately 24% and 20% respectively, and increased shipments of Air-Paks to health and safety customers of approximately 16% and 12%, respectively.

Gross Margin increased for the nine months and third quarter due to significant increased sales volume in the major product lines.

Selling, General and Administrative expenses have increased in dollar amounts, but as a percentage of Net Sales are only slightly higher when compared to the same periods for 1996.

Research and Development expenses in 1997 are lower for the third quarter but remain higher than the 1996 nine month period due to new product development expenses incurred during the first half of 1997, primarily for the health and safety line products.

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

The results of operations for Interstate Electronics were as follows (in thousands):

                          1st Qtr. 2nd Qtr.   3rd Qtr.  Nine Mos.  Nine Mos.  3rd Qtr.
                            1997      1997      1997       1997       1996      1996
                          -------- --------   --------  --------  --------   --------

Net Sales                 $ 22,693 $ 22,060   $ 22,070  $ 66,823  $ 68,778   $ 23,244
 Cost of Sales              16,014   16,052     15,853    47,919    48,598     16,089
                          -------- --------   --------  --------  --------   --------
Gross Profit on Sales        6,679    6,008      6,217    18,904    20,180      7,155
 % of Net Sales              29.4%    27.2%      28.2%     28.3%     29.3%      30.8%
Operating Expenses:
 Selling, General & Admin.   3,303    3,735      3,228    10,266     8,692      2,713
 Research and Development    1,647    1,831      2,901     6,379     6,404      2,410
                          -------- --------   --------  --------  --------   --------
Total Operating Expenses     4,950    5,566      6,129    16,645    15,096      5,123
                          -------- --------   --------  --------  --------   --------
Operating Income (Loss)   $  1,729 $    442   $     88  $  2,259  $  5,084   $  2,032
                          -------- --------   --------  --------  --------   --------
  % of Net Sales              7.6%     2.0%       0.4%      3.4%      7.4%       8.7%


Discussion of 1997 Compared to 1996:
------------------------------------

Net Sales declined slightly for the nine months as decreases in strategic weapons systems of approximately 12% and displays of approximately 23% were offset by increases in military GPS of approximately 2% and satellite communications systems of approximately 104%.

Net Sales declined slightly for the third quarter as decreases in strategic weapons systems of approximately 10%, displays of approximately 17% and military GPS of approximately 8% were offset by increases in satellite communications systems of approximately 57%.

Gross Margin decreased for the nine months and third quarter due primarily to reduced sales volume.

Selling, General and Administrative expenses are higher for the nine months and third quarter due to marketing, selling and bidding costs to compete for orders and contracts in the different product lines.

Research and Development costs are relatively constant for the nine month period. These expenditures are greater in the third quarter compared to the 1996 third quarter and previous 1997 quarters due to continued software development and testing of the model 9002 Flight Management System and the model 8001 Ground Station, on going development of the IEC-3000 satellite communication product and GPS smart weapon development.

CORPORATE AND UNALLOCATED COSTS AND EXPENSES
--------------------------------------------

Corporate and unallocated costs and expenses were as follows (in thousands):

                          1st Qtr.  2nd Qtr. 3rd Qtr. Nine Mos. Nine Mos.  3rd Qtr.
                            1997      1997      1997    1997      1996      1996
                          --------  -------- -------- --------- ---------  --------

Selling, General & Admin.  $2,795    $1,599   $1,750   $6,144    $12,029    $3,805
Other Expenses (Income):
  Refinancing Costs           131       131      131      393        740       254
  Interest Expense          5,453     5,427    5,514   16,394     14,825     4,834
  Interest Income          (1,115)     (977)  (1,973)  (4,065)    (1,106)     (544)
  Other, Net                  724       650      707    2,081        706       (75)

Discussion of 1997 Compared to 1996:
------------------------------------

Selling, General and Administrative expenses decreased significantly in the 1997 year-to-date and quarterly periods compared to 1996 amounts due to the continuing benefit from prior year corporate cost savings initiatives and the expected net periodic pension credit for the year of $1.6 million for the nine months and $.5 million for the third quarter.

Interest expense increased for the nine months and third quarter of 1997 due to interest expense on the discounted present value of insurance reserves.

Interest income increased for the nine months and third quarter of 1997 due to the improvement in the Company's cash position, and in the third quarter of 1997 from the accrued interest income arising from negotiated Federal and foreign tax audits.

FINANCIAL POSITION AND LIQUIDITY
--------------------------------

At September 30, 1997, Cash and Cash Equivalents totaled $46.5 million, an increase of $2.1 million from December 31, 1996.

Net cash provided by Operating Activities was $7.1 million reflecting net income of $5.3 million, depreciation and amortization of $6.2 million and the net change in other operating activities of $(4.4) million.

Net cash used by Investing Activities was $3.7 million, reflecting capital expenditures and proceeds from the sale of a previously divested business. Capital Expenditures for Continuing Operations were $4.1 million in the first three quarters of 1997 for machinery, equipment, tooling and real estate development costs and are expected to be approximately $5.5 million for all of 1997. Such amounts will be funded from internally generated funds and leases.

Net cash used by Financing Activities was $1.3 million, principally payments on debt.

Liquidity is provided by the Company's Cash and Cash Equivalents and by the credit facility of which $39.7 million was available at September 30, 1997.

The Company expects to continue to focus on internal growth at its two segments; investigate acquisitions for Scott; and consider alternative strategies that may further enhance stockholder value.

The Net Proceeds of approximately $95 million expected to be received upon consummation of the Snorkel divestiture will be available for general corporate purposes. Those purposes include investment in the current operations of the Company, payment of liabilities associated with previously divested businesses, use as all or a portion of the purchase price of possible acquisitions, debt reductions and stock repurchase alternatives.

PART II.  OTHER INFORMATION

ITEM 1.          Legal Proceedings

         The Company is a defendant in litigation at the District Court of Appeal of Florida, Third District, Case Number 96-895. The Company has filed an appeal with the Florida Supreme Court and expects a case number for the proceedings in that court to be assigned by November 15, 1997. In October of 1989 the Company as a result of the operations of a previously discontinued business, was named a defendant in the lawsuit captioned DENNIS TROY ALDERMAN, ET AL. V. THE GRAHAM COMPANIES, ET AL. filed in the 11th Judicial Circuit, Dade County, Florida, Case Number 89-37617 CA (30). The case involves personal injuries sustained by the plaintiff when he fell from a scaffold manufactured by the Company. Prior to trial the trial court granted Plaintiff's motion for Entry of Default Judgment against the Company on the basis that the Company had engaged in certain discovery violations and ordered the case to trial on the issue of damages. The trial court's order was appealed and on July 16, 1997 the District Court of Appeal of Florida, Third District, Case Number 96-895, affirmed the trial court's order. The Company filed motions for rehearing and rehearing en banc, which were denied. The Company is pursuing the next level of appellate proceedings before the Florida Supreme Court. Plaintiffs are seeking twenty-three million dollars ($23,000,000) in damages.

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

         During the third quarter of 1997, the U.S. Government advised the Company that the criminal investigation of allocated corporate charges had been concluded and that no formal action, claims, charges or other litigation against the company was initiated.


ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

         (a)     List of Exhibits

                 10.0 Material Contracts

                      (a) Executive Arrangement, approved by the Management
                          Development, Compensation and Nominating Committee Of the Board of Directors on February 18, 1997.

                      (b) Amended and Restated Management Agreement, dated June
                          9, 1997, by and between Glen W. Lindemann and the Company.

                      (c) Amended and Restated Management Agreement, Dated June
                          11, 1997, by and between William J. Sickman and the Company.

                      (d) Amended and Restated Management Agreement, dated June
                          11, 1997, by and between Robert D. Vilsack and the Company.

                      (e) Letter Agreement, dated October 15, 1997, by and
                          between Glen W. Lindemann and the Company.

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



                                               FIGGIE INTERNATIONAL INC.


                                               By: /s/ Steven L. Siemborski
                                                  -----------------------------
                                               Steven L. Siemborski
                                               Senior Vice President and
                                               Chief Financial Officer
                                               (Duly Authorized and
                                               Principal Financial Officer)
Date: November 12, 1997

                                  EXHIBIT INDEX

Number   Description of Exhibits                                                    Page No.
------------------------------------------------------------------------------------------------
10.0     Material Contracts

         (a) Executive Arrangement, approved by the Management Development,
             Compensation and Nominating Committee of the Board of
             Directors on February 18, 1997.                                           24

         (b) Amended and Restated Management Agreement, dated June 9, 1997,
             by and between Glen W. Lindemann and the Company.                         25

         (c) Amended and Restated Management Agreement, dated June 11, 1997, by
             and between William J. Sickman and the Company.                           37

         (d) Amended and Restated Management Agreement, dated June 11, 1997,
             by and between Robert D. Vilsack and the Company.                         49

         (e) Letter Agreement, dated October 15, 1997, by and between Glen
             W. Lindemann and the Company.                                             62

27.0     Financial Data Schedule                                                       --