Form 10-K405
period 1997-12-31
FIGGIE INTERNATIONAL INC /DE/
filed 1998-03-16
CIK 720032

                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549
                                    FORM 10-K


                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED   12/31/97           COMMISSION FILE NUMBER    1-8591
                          -------------                                ---------

                           FIGGIE INTERNATIONAL INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                     52-1297376
------------------------------------------   -----------------------------------
  (STATE OR OTHER JURISDICTION OF                     (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

5875 LANDERBROOK DRIVE, MAYFIELD HEIGHTS, OHIO         44124
-----------------------------------------------    -----------------------------

  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                   (ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE      (440) 446-1333
                                                   ----------------------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                 Class A Common Stock, Par Value $.10 Per Share
--------------------------------------------------------------------------------
                                (TITLE OF CLASS)

                 Class B Common Stock, Par Value $.10 Per Share
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

    At February 10, 1998 - $209,203,100
--------------------------------------------------------------------------------
INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                                                     Outstanding as of 2/10/98

 Class A Common Stock, Par Value $.10 Per Share             13,760,096
--------------------------------------------------------------------------------
 Class B Common Stock, Par Value $.10 Per Share              4,711,547
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

Proxy Statement Re: Annual Stockholders' Meeting to be held in 1998 (See Part
--------------------------------------------------------------------------------
III) Certain documents incorporated from prior filings (See Part IV)
--------------------------------------------------------------------------------

                                TABLE OF CONTENTS
                                -----------------

PART I.....................................................................................................4

      Item 1.       BUSINESS...............................................................................4
         Customers.........................................................................................5
         Competition.......................................................................................5
         Patents and Trademarks............................................................................5
         Backlog of Orders.................................................................................5
         Raw Materials.....................................................................................6
         Effect of Environmental Compliance................................................................6
         Employees.........................................................................................6
         Research and Development..........................................................................6
         Distribution......................................................................................6
         Financial Information About the Company's Business Segments.......................................7
         Executive Officers of the Company.................................................................8

      Item 2.  PROPERTIES..................................................................................8
         Principal Facilities..............................................................................8

      Item 3.  LEGAL PROCEEDINGS...........................................................................9

      Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................................ 9

PART II...................................................................................................10

      Item 5.       MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
                    STOCKHOLDER MATTERS...................................................................10

      Item 6.       SUMMARY OF SELECTED FINANCIAL DATA....................................................10

      Item 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS.............................................................12
         FORWARD-LOOKING INFORMATION......................................................................12
         FINANCIAL SUMMARY................................................................................12
         SCOTT AVIATION...................................................................................13
         INTERSTATE ELECTRONICS CORPORATION...............................................................15
         CORPORATE AND UNALLOCATED COSTS AND EXPENSES.....................................................17
         DISCONTINUED OPERATIONS..........................................................................18
         EXTRAORDINARY ITEM ..............................................................................19
         FINANCIAL POSITION AND LIQUIDITY.................................................................19
         FACTORS AFFECTING THE COMPANY'S PROSPECTS........................................................19

      Item 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...........................................23
         REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS.........................................................23
         CONSOLIDATED STATEMENTS OF OPERATIONS............................................................24
         CONSOLIDATED BALANCE SHEETS......................................................................25
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY..................................................27
         CONSOLIDATED STATEMENTS OF CASH FLOWS............................................................28
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.......................................................29
            (1)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES............................................29
            (2)     RESTRUCTURING AND REFINANCING COSTS...................................................31
            (3)     DISCONTINUED OPERATIONS...............................................................32
            (4)     INCOME TAXES..........................................................................34
            (5)     INVENTORIES...........................................................................36
            (6)     RECEIVABLES...........................................................................36
            (7)     CREDIT FACILITY.......................................................................36

            (8)     LONG-TERM DEBT........................................................................37
            (9)     LEASES................................................................................37
            (10)    CONTINGENT LIABILITIES................................................................38
            (11)    PENSION AND RETIREMENT BENEFITS PLANS.................................................38
            (12)    CAPITAL STOCK.........................................................................40
            (13)    STOCK OPTIONS.........................................................................41
            (14)    RESTRICTED STOCK PURCHASE PLANS.......................................................42
            (15)    EMPLOYEE STOCK BONUS PLAN.............................................................43
            (16)    EXTRAORDINARY ITEM - EARLY EXTINGUISHMENT OF DEBT.....................................43
            (17)    INDUSTRY SEGMENT DATA.................................................................43
         QUARTERLY FINANCIAL DATA (UNAUDITED).............................................................44

      Item 9.       DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE..................................45

PART III..................................................................................................45

      Item 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT....................................45

      Item 11.      EXECUTIVE COMPENSATION................................................................45

      Item 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                    MANAGEMENT............................................................................45

      Item 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........................................45

PART IV...................................................................................................46

      Item 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                    8-K...................................................................................46
         VALUATION AND QUALIFYING ACCOUNTS................................................................50
         REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS.........................................................51

SIGNATURES................................................................................................52

EXHIBIT INDEX.............................................................................................53

      SUBSIDIARIES OF THE COMPANY.........................................................................64

      CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS...........................................................65

Except as otherwise stated, the information contained in this Annual Report is as of December 31, 1997.

                                     PART I
                                     ------

Item 1.     Business
-------     --------

Figgie International Inc. (referred to, with its subsidiaries and divisions, and their predecessor entities, unless the context otherwise requires, as the "Company") is comprised of two reporting segments which operate primarily in North America. The Company's strategy is to grow through new product development, acquisitions and international expansion. The Company's segments are described below:

     SCOTT AVIATION ("Scott") is a leading manufacturer of life support respiratory products. Scott consists of two principal business units:
     Health and Safety; and Aviation and Government. The two units have benefited from several similarities. Scott has used its broad experience and expertise in high pressure gas regulation and distribution developed from the two product lines to provide end-users with products that are light weight, compact in size and user friendly. Each unit has also benefited from the common use of manufacturing cell and team technology. In addition, Scott's uniform quality assurance program has allowed the units to work jointly to comply with the rigorous quality requirements of the government, regulatory agencies and customers.

     Scott's Health and Safety unit manufactures the Scott Air-Pak* (a self-contained breathing apparatus), air-purifying products, gas detection instruments and other life support products for firefighting and personal protection against environmental and safety hazards.

     Scott's Aviation and Government unit manufactures protective breathing equipment, pilot and crew oxygen masks, and emergency oxygen for passengers and crew members on commercial, government and private aircraft and ships.

     INTERSTATE ELECTRONICS CORPORATION ("Interstate Electronics" or "IEC") provides a variety of high-technology equipment. Since its founding in 1956, IEC has provided sophisticated test instrumentation equipment to the U.S. Navy for use in the Polaris, Poseidon, and Trident submarine missile programs ("Strategic Weapon Systems"). For these programs and many others, both domestic and foreign, IEC provides telemetry, data recording, and position measuring systems. IEC pioneered the use of the Global Positioning System ("GPS") for tracking the Trident missile during test firings. Currently, GPS systems are also being used in many other military programs to provide highly accurate positioning and navigation information. IEC also designs and manufactures a line of ruggedized flat-panel and CRT display systems ("Displays"), and operates satellite-based communication systems for military applications ("Communications").

     In the fourth quarter of 1997, in light of limited market success for Interstate's commercial products and the need for further product development expenditures, the Company decided to curtail the following classes of products and recorded a $7.6 million restructuring charge: GPS-based airport landing systems, manufacture and development of commercial communication modems, and development of GPS products for the commercial avionics market. These products contributed less than $1.0 million in sales in 1997.

*Registered or common law trademarks and service marks of Figgie International Inc. and its subsidiaries.

The Company's business is managed at the segment level. Financial, legal, real estate and certain administrative functions are performed at the corporate offices. The Company's real estate development activities, conducted through its subsidiary, Figgie Properties, Inc., are reported as a corporate department.

During 1997, the Company concluded the sales of its discontinued businesses. For further discussion of the Company's divestment of these operations, see "Item 7
- Management's Discussion and Analysis of Financial Condition and
Results of Operations", included elsewhere herein.


Customers
---------

The U.S. Government accounted for 38.0%, 42.0% and 45.9% of the Company's total net sales and 87.0%, 91.4% and 87.6% of the net sales of Interstate Electronics for 1997, 1996 and 1995, respectively. No other single customer accounted for more than 10% of the Company's net sales. Approximately 75% of Interstate's net sales for 1998 are expected to come from U.S. government contracts. These net sales are subject to the standard government contract clause that permits the government to terminate such contracts at its convenience. In the event of such termination, there are provisions to enable the Company to recover its costs plus a fee. The Company does not anticipate the termination of any of its major government contracts.


Competition
-----------

Scott and Interstate Electronics are engaged in industries characterized by substantial competition in the form of price, service, quality, and design. The Company believes that in the United States, Scott is among the leading manufacturers of protective breathing and emergency oxygen equipment.


Patents and Trademarks
----------------------

Scott owns and is licensed under a number of patents and trademarks that are sufficient for its operations. Its business as a whole is not materially dependent upon any one patent, trademark or license or technologically-related group of patents or licenses. As to Interstate Electronics, the U.S. Government holds most patents on GPS technology.


Backlog of Orders
-----------------

As of December 31, 1997 and 1996, the Company had a backlog of orders as follows (in millions):

                                                        1997     1996
                                                        ----     ----
        Interstate Electronics:
               Under contract                           $  10   $  12
               Under contract and funded                   54      53
                                                        -----   -----
                                                           64      65
        Scott                                              54      53
                                                        -----   -----
        Total                                           $ 118   $ 118
                                                        =====   =====

On these dates such backlog amounts were believed to be firm. However, realization of the backlog amounts depends on, among other things, government funding and general economic and business conditions in 1998 that cannot be predicted. Of the backlog, $10.2 million and $5.3 million at December 31, 1997 and 1996, respectively, are not expected to be completed within twelve months.


Raw Materials
-------------

The Company believes that the principal raw materials and purchased component parts for the manufacture of both segments' products are available from a number of suppliers and are generally available in sufficient quantities to meet its current requirements.


Effect of Environmental Compliance
----------------------------------

At the present time, compliance with federal, state, and local provisions with respect to environmental protection and regulation has not had and is not expected to have a material impact on the Company's capital expenditures, earnings, operations, financial position or competitive position.


Employees
---------

As of December 31, 1997, the Company's workforce was comprised of 1,700 employees. Approximately 250 employees are covered by a collective bargaining agreement expiring on November 12, 1999. The Company considers its overall relations with its workforce to be satisfactory.


Research and Development
------------------------

The Company's research and development activities consisted principally of further development of high-technology, defense-based products for commercial applications at Interstate Electronics and, to a lesser extent, customary product development activities at Scott. Research and development expenditures were $12.7 million, $12.0 million and $11.1 million for 1997, 1996 and 1995, respectively.


Distribution
------------

Scott's products and services are marketed and sold through Company salesmen, independent distributors and dealers, manufacturers' agents and directly to government agencies. Interstate Electronics' products and services are marketed through direct sales, principally to the U.S. Government, and, to a lesser extent, through independent distributors and representatives.

Financial Information About the Company's Business Segments

                   FIGGIE INTERNATIONAL INC. AND SUBSIDIARIES
                                 (in thousands)

                                                                    Year Ended December 31
                                                           -----------------------------------------
                                                              1997            1996            1995
                                                           ---------       ---------       ---------
Sales to Unaffiliated Customers* and by Product Line:
Scott Aviation
 Health and Safety Products                                $  78,069       $  70,783       $  62,058
 Aviation and Government Products                             80,189          65,901          50,511
                                                           ---------       ---------       ---------
                                                             158,258         136,684         112,569
Interstate Electronics
 Strategic Weapon Systems                                  $  43,006       $  45,494       $  50,914
 Global Positioning Systems                                   27,873          26,099          28,205
 Displays and Communications                                  19,465          18,944          19,146
                                                           ---------       ---------       ---------
                                                              90,344          90,537          98,265
                                                           ---------       ---------       ---------
        Total Sales to Unaffiliated Customers              $ 248,602       $ 227,221       $ 210,834
                                                           =========       =========       =========

Major Customer Sales*:
        Scott Aviation                                     $  15,885       $  12,591       $  10,648
        Interstate Electronics                                78,638          82,752          86,121
                                                           ---------       ---------       ---------
        Total Sales to U.S. Government                     $  94,523       $  95,343       $  96,769
                                                           =========       =========       =========

Export Sales - United States to*:
        Canada                                             $   9,343       $   8,584       $   9,503
        Asia                                                   5,621           4,258           2,757
        Europe                                                15,221          11,010          13,207
        Other                                                  4,323           4,232           4,124
                                                           ---------       ---------       ---------
        Total U.S. Export Sales                            $  34,508       $  28,084       $  29,591
                                                           =========       =========       =========

Operating Profit (Loss)*:
        Scott Aviation                                     $  32,941       $  26,914       $  21,145
        Interstate Electronics                                (1,374)          5,055           5,883
                                                           ---------       ---------       ---------
        Total for Segments                                    31,567          31,969          27,028
        Corporate and Unallocated Expenses                    (9,022)        (14,019)        (18,436)
                                                           ---------       ---------       ---------
            Total Operating Profit                         $  22,545       $  17,950       $   8,592
                                                           =========       =========       =========

Identifiable Assets:
        Scott Aviation                                     $  51,067       $  48,787       $  37,331
        Interstate Electronics                                46,822          58,395          52,813
        Corporate                                            216,050         161,132         135,524
        Discontinued Operations                               29,324          90,738         124,142
                                                           ---------       ---------       ---------
        Total Identifiable Assets                          $ 343,263       $ 359,052       $ 349,810
                                                           =========       =========       =========

Capital Expenditures:
        Scott Aviation                                     $   3,480       $   2,202       $   1,251
        Interstate Electronics                                   973           2,518           1,113
        Corporate                                              2,227           2,183           1,624
        Discontinued Operations                                1,993           3,376          21,356
                                                           ---------       ---------       ---------
        Total Capital Expenditures                         $   8,673       $  10,279       $  25,344
                                                           =========       =========       =========

Depreciation and Amortization:
        Scott Aviation                                     $   1,562       $   1,597       $   1,179
        Interstate Electronics                                 2,278           1,737           1,616
        Corporate                                                313             441             855
        Discontinued Operations                                2,716           3,378           2,644
                                                           ---------       ---------       ---------
        Total Depreciation and Amortization                $   6,869       $   7,153       $   6,294
                                                           =========       =========       =========



* Excludes those operating units that are discontinued operations. See "Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

Executive Officers of the Company
---------------------------------

As of March 10, 1998, the following executive officers of the Company serve in the positions indicated:

        GLEN W. LINDEMANN, President and Chief Executive Officer since September 22, 1997; President, Scott Aviation from June 15, 1989 to September 21, 1997; and a Director of the Company since November, 1996; age 58.

        STEVEN L. SIEMBORSKI, Senior Vice President and Chief Financial Officer, and a Director of the Company since July 1, 1994. Mr. Siemborski was associated with the firm of Ernst & Young from 1976 to 1994, most recently as a Partner in Ernst & Young's Special Services Group; age 43.

        WILLIAM J. SICKMAN, Vice President - Corporate Relations since February 1, 1997; Director - Human Resources and Administration from September 1994 to January 1997; Manager - Manpower Development from March 1992 to August 1994; Manager - Employee Relations from August 1988 to February 1992; age 45.


Item 2.  Properties
-------  ----------

The Company's principal manufacturing plants have approximately 637,000 square feet of floor area for manufacturing, warehousing and administrative uses. Approximately 624,000 square feet of this area is owned and the balance is leased. Of the 376,000 square feet located in Anaheim, the Company plans to market in 1998 for sale or lease one of its buildings containing approximately 130,000 square feet. The Company believes its facilities are suitable for its purposes, having adequate productive capacity for present and anticipated needs.

                              Principal Facilities
                              --------------------

                                                                                           Approx.
                                                                                         Floor Area
      Reporting Segment                            Location                              (Sq. Feet)
      -----------------                            --------                              ----------
      Interstate Electronics                       Anaheim, CA                              376,000

      Scott Aviation                               Monroe, NC                               124,000
                                                   Lancaster, NY                            112,000
                                                   South Haven, MI                           25,000

Item 3.  Legal Proceedings
-------  -----------------

The Company executed a Settlement Agreement with plaintiffs in the lawsuit captioned DENNIS TROY ALDERMAN, ET AL. V. THE GRAHAM COMPANIES, ET AL. filed in 1989 in the 11th Judicial Circuit Court, Dade County, Florida, Case Number 89-37617 CA(30), effective December 31, 1997. The case involved personal injuries sustained by Mr. Alderman when he fell from a scaffold manufactured by the Company through a previously discontinued business and became a quadriplegic. Under the Settlement Agreement the Company paid the plaintiffs twenty-two million dollars ($22,000,000) for complete resolution of all claims made against the Company, and received from the plaintiffs a full general release of all claims including claims for damages, fees and costs against the Company, a hold harmless agreement as to any and all liens, and a Confidentiality Agreement. The settlement resulted in a charge of $7.0 million against the Company's 1997 fourth quarter results of discontinued operations. In the second quarter of 1997, the Company increased its reserve for this case by $10.0 million. The Company is in litigation with its insurance carriers who had denied coverage.

The Company has been cooperating with the U.S. Government in a criminal investigation involving possible improprieties at an Army facility where a division of the Company was a supplier. The Company has furnished documents and other requested information and denies any wrongdoing. This investigation is ongoing and could result in sanctions by the Government which could affect the Company's ability to obtain future Government contracts.

The Company is also involved in ordinary litigation incidental to its business. Management does not believe that such litigation will have a material adverse effect upon the Company.


Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

The annual stockholders meeting was held on December 10, 1997. Holders on the record date for the annual meeting of 13,738,930 shares of Class A Common Stock (1/20th of a vote per share) and 4,712,684 shares of Class B Common Stock (1 vote per share) were entitled to cast 686,946 and 4,712,684 votes, respectively.

ELECTION OF DIRECTORS. The nominees for Director were elected pursuant to the following vote:

                                                                   AUTHORITY
               NOMINEE                            FOR              WITHHELD
               -------                            ---              --------
               Robert P. Collins                  3,748,319           63,099
               Steven L. Siemborski               3,750,613           60,804

                                     PART II
                                     -------

Item 5.        Market for the Company's Common Stock and Related Stockholder
-------        -------------------------------------------------------------
               Matters
               -------

The Company's Common Stock is traded on the over-the-counter market and quoted in The Nasdaq National Market under the following symbols: Class A Common Stock "FIGIA" and Class B Common Stock "FIGI".

The high and low sales prices recorded on The Nasdaq National Market for each quarterly period during the years 1997 and 1996 are set forth below.


                                              1997                                             1996
                           -------------------------------------------      -----------------------------------------
                                             Quarter                                          Quarter
                              1st         2nd         3rd        4th          1st         2nd         3rd        4th
                            -------     -------     -------    -------      -------     -------     -------     ------
  Class A Common:
   Low                      $11.375     $11.625     $13.375    $12.875      $10.00      $13.00      $12.25     $10.00
   High                     $12.75      $14.625     $15.00     $15.25       $13.625     $16.375     $15.75     $13.75

  Class B Common:
   Low                      $10.00      $10.50      $12.625    $11.50       $10.00      $12.25      $11.625     $9.125
   High                     $11.875     $13.375     $14.812    $14.75       $12.875     $15.50      $14.625    $12.875


As of February 10, 1998, there were 5,479 holders of Class A Common Stock and 4,499 holders of Class B Common Stock.

No dividends were paid in 1997 or 1996.


Item 6.   Summary of Selected Financial Data
-------   ----------------------------------

The following tables set forth selected consolidated financial data of the Company for the five years ended December 31, 1997. This data has been derived from the Company's audited consolidated financial statements. These tables should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of the Company included elsewhere herein. The report of Arthur Andersen LLP, independent auditors, covering the Company's consolidated financial statements for the years ended December 31, 1997, 1996 and 1995, is also included elsewhere herein.

Beginning in 1994 and concluding in 1997, the Company sold a number of its business operations to reduce debt and concentrate on its technology-driven manufacturing companies.

                                                                    Year Ended December 31

                                             1997            1996             1995             1994             1993
                                        ------------     ------------     ------------     ------------     ------------
Financial Data (in thousands)
-----------------------------
Net Sales                               $    248,602     $    227,221     $    210,834     $    212,327     $    213,679
Income (Loss) from
   Continuing Operations
   before Extraordinary Item
   and Change in Accounting
   Principle                            $     (1,382)    $     27,665     $    (24,693)    $    (96,449)    $    (74,618)
Income (Loss) from
   Discontinued Operations                      (346)          (4,365)           8,603          (70,281)        (110,996)
Extraordinary Loss                              (778)               -                -                -                -
Cumulative Effect of Change
   in Accounting Principle                         -                -                -                -            5,839
                                        ------------     ------------     ------------     ------------     ------------
Net Income(Loss)                        $     (2,506)    $     23,300     $    (16,090)    $   (166,730)    $   (179,775)
                                        ============     ============     ============     ============     ============

Total Assets                            $    343,263     $    359,052     $    349,810     $    623,734     $    907,048
Total Debt                              $    162,034     $    186,256     $    214,328     $    413,311     $    539,737

Per Share Data - Basic EPS:
---------------------------
Income (Loss) from
   Continuing Operations
   before Extraordinary Item
   and Change in Accounting
   Principle                            $      (0.08)    $       1.51     $      (1.37)    $      (4.90)    $      (4.71)
Income (Loss) from
   Discontinued Operations                     (0.02)           (0.24)            0.48            (4.51)           (5.73)
Extraordinary Loss                             (0.04)               -                -                -                -
Cumulative Effect of Change
   in Accounting Principle                         -                -                -                -              .33
                                        ------------     ------------     ------------     ------------     ------------
Net Income (Loss)                       $      (0.14)    $       1.27     $      (0.89)    $      (9.41)    $     (10.11)
                                        ============     ============     ============     ============     ============

Per Share Data - Assuming Dilution:
-----------------------------------
Income (Loss) from
   Continuing Operations
   before Extraordinary Item
   and Change in Accounting
   Principle                            $      (0.08)    $       1.47     $      (1.37)    $      (4.90)    $      (4.71)
Income (Loss) from
   Discontinued Operations                     (0.02)           (0.23)            0.48            (4.51)           (5.73)
Extraordinary Loss                             (0.04)               -                -                -                -
Cumulative Effect of Change
   in Accounting Principle                         -                -                -                -             0.33
                                        ------------     ------------     ------------     ------------     ------------
Net Income (Loss)                       $      (0.14)    $       1.24     $      (0.89)    $      (9.41)    $     (10.11)
                                        ============     ============     ============     ============     ============

Cash Dividends Class A Shares                      -                -                -                -     $      0.435
               Class B Shares                      -                -                -                -     $      0.435

Item 7.        Management's Discussion and Analysis of Financial Condition and
-------        ---------------------------------------------------------------
               Results of Operations
               ---------------------


FORWARD-LOOKING INFORMATION
---------------------------

Information contained in this Report includes forward-looking statements, which can be identified by the use of forward-looking terminology such as "believes," "may," "will," "expects," "intends," "plans," "anticipates," "estimates" or "continues" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. The Company undertakes no obligation to revise these forward-looking statements to reflect any future events or circumstances. The Company's actual results, performance or achievements, could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences are discussed under the caption "Factors Affecting the Company's Prospects".


FINANCIAL SUMMARY
-----------------

Discussion of 1997 Compared to 1996
-----------------------------------

Net sales increased 9.4% in 1997 to $248.6 million from $227.2 million in 1996 due to greater volume at Scott. Gross profit increased 8.4% in 1997 to $73.9 million from $68.2 million in 1996 as a result of higher sales and improved margins at Scott. The operating profit improved by $4.6 million to $22.5 million as a result of the improved gross profit. However, a restructuring charge with respect to Interstate Electronics and higher interest expense, mitigated by the increase in interest income, contributed to a pretax loss from continuing operations of $1.4 million compared with a loss of $0.1 million in 1996.

In 1997, the Company also recorded a $0.3 million charge, net of tax, related to discontinued operations and a $0.8 million charge, net of tax, related to the early extinguishment of debt. The net loss for 1997 was $2.5 million or $0.14 per share, assuming dilution, compared to the net income of $23.3 million or $1.24 per share, assuming dilution, in 1996.

Discussion of 1996 Compared to 1995
-----------------------------------

Net sales increased 7.8% in 1996 to $227.2 million from $210.8 million in 1995. Greater volume at Scott offset the reduction at Interstate Electronics. Gross profit improved 8.9% in 1996 to $68.2 million from $62.6 million in 1995 as a result of higher sales and improved margins. The operating profit improved by $9.4 million to $17.9 million as a result of the improved gross profit and lower SG&A expenses. Significant reductions of interest expense and refinancing costs combined with the increase in operating income contributed to a pretax loss from continuing operations of $0.1 million compared with the loss of $24.7 million in 1995.

Included in the 1996 results of continuing operations was an income tax benefit of $27.7 million representing the recognition of tax loss carryforwards. The Company also recorded a $4.4 million charge, net of related tax benefits of $14.5 million, related to discontinued operations. The net income for 1996 was $23.3 million or $1.24 per share, assuming dilution, compared to a loss of $16.1 million or $0.89 per share, assuming dilution, in 1995.

Segment Information
-------------------

The Company is comprised of two segments, Interstate Electronics and Scott Aviation. The results of operations are most meaningful when analyzed and discussed in this manner.

SCOTT
-----

Financial Review
----------------

The annual results of operations were as follows:

                                                                   (in thousands)
                                                          97 vs 96                   96 vs 95
                                1997          1996         CHANGE         1995        CHANGE
                              --------      --------      --------      --------     -------
Net Sales                     $158,258      $136,684      $ 21,574      $112,569     $ 24,115
 Cost of Sales                 106,234        93,963        12,271        76,979       16,984
                              --------      --------      --------      --------     --------
Gross Profit on Sales           52,024        42,721         9,303        35,590        7,131
 % of Sales                       32.9%         31.3%                       31.6%
Operating Expenses:
 Selling, General and
 Administrative                 15,745        12,869         2,876        11,855        1,014
 Research and Development        3,338         2,938           400         2,590          348
                              --------      --------      --------      --------     --------
 Total Operating Expenses       19,083        15,807         3,276        14,445        1,362
                              --------      --------      --------      --------     --------
Operating Profit              $ 32,941      $ 26,914      $  6,027      $ 21,145     $  5,769
 % of Sales                       20.8%         19.7%                       18.8%


Discussion of 1997 Compared to 1996
-----------------------------------

Net Sales increased for the year due to increased shipments of oxygen products to aviation and government customers of approximately 22%, and increased shipments of Air-Paks to health and safety customers of approximately 13%. In 1997 and 1996, sales of $9.5 million and $10.9 million, respectively, were represented by a multi-year contract with the U.S. Government for emergency escape breathing devices; shipments under such contract ended in February 1998.

Gross Profit and Gross Margin increased for the year due to significant increased sales volume.

Selling, General and Administrative expenses have increased in dollar amounts in support of increased sales, but as a percentage of Net Sales are only slightly higher when compared to 1996.

Research and Development expenses in 1997 are higher than in 1996 due to new product development expenses incurred during the first half of 1997, primarily for health and safety products.

1997 Quarterly Results were as follows:

                                                         (in thousands)
                                              First    Second     Third    Fourth    Twelve
                                             Quarter  Quarter    Quarter   Quarter   Months
                                              1997      1997      1997      1997      1997
                                            --------  --------  --------  --------   -------
Net Sales                                   $ 39,958  $ 40,709  $ 38,084  $ 39,507  $158,258
 Cost of Sales                                27,173    27,231    26,051    25,779*  106,234
                                            --------  --------  --------  --------  --------
Gross Profit on Sales                         12,785    13,478    12,033    13,728*   52,024
 % of Sales                                     32.0%     33.1%     31.6%     34.7%     32.9%
Operating Expenses:
 Selling, General and
 Administrative                                3,644     3,886     3,921     4,294    15,745
 Research and Development                      1,178       810       629       721     3,338
                                            --------  --------  --------  --------  --------
Total Operating Expenses                       4,822     4,696     4,550     5,015    19,083
                                            --------  --------  --------  --------  --------
Operating Profit                            $  7,963  $  8,782  $  7,483  $  8,713  $ 32,941
 % of Sales                                     19.9%     21.6%     19.6%     22.1%     20.8%

* Includes $1.1 million of favorable pension, depreciation and warranty experience adjustments.


Discussion of 1996 Compared to 1995
-----------------------------------

Net Sales increased by 21% for the year due to the impact of emergency escape breathing equipment sales to the U.S. Government of $10.9 million in 1996 and $7.3 million in 1995, increased oxygen product sales to aviation customers and increased breathing apparatus sales to health and safety customers.

Gross Margin was slightly lower for the year due to a shift in product mix reflected by increased sales to government and aviation customers, as well as the shipment of a large, lower margin order to a new customer in the third quarter of 1996.

Selling, General and Administrative expenses increased for the year in support of increased sales, but were lower as a percent of Net Sales when compared to 1995.

Research and Development expenses increased slightly for the year due to an increase in new product development. Research and Development expenses in 1996 as a percentage of Net Sales were consistent with 1995.

INTERSTATE ELECTRONICS CORPORATION
----------------------------------

Financial Review
----------------

The annual results of operations were as follows:


                                                                  (in thousands)
                                                          97 vs 96             96 vs 95
                                        1997       1996     CHANGE     1995     CHANGE
                                      --------   --------  --------  --------  -------
Net Sales                             $ 90,344   $ 90,537  $   (193) $ 98,265  $ (7,728)
 Cost of Sales                          68,440     65,039     3,401    71,253    (6,214)
                                      --------   --------  --------  --------  --------
Gross Profit on Sales                   21,904     25,498    (3,594)   27,012    (1,514)
 % of Sales                               24.2%      28.2%               27.5%
Operating Expenses:
 Selling, General and
 Administrative                         13,884     11,430     2,454    12,611    (1,181)
 Research and Development                9,394      9,013       381     8,518       495
                                      --------   --------  --------  --------  --------
 Total Operating Expenses               23,278     20,443     2,835    21,129      (686)
                                      --------   --------  --------  --------  --------
Operating Profit                      $ (1,374)  $  5,055  $ (6,429) $  5,883  $   (828)
 % of Sales                               (1.5%)      5.6%                6.0%


Discussion of 1997 Compared to 1996
-----------------------------------

Net Sales declined slightly for the year as an expected decrease in strategic weapons systems of $2.5 million and a decrease in displays of $3.7 million were offset by increases in military GPS of $1.8 million and satellite communications systems of $4.2 million. IEC expects 1998 sales of approximately $85 million reflecting continued decline in strategic weapon systems.

Gross Margin decreased due primarily to lower margins on military GPS contracts and a $1.0 million write-off in the fourth quarter 1997 of the Company's costs associated with the Next Generation Target Control System project which the U.S. Government canceled in January 1998.

Selling, General and Administrative expenses are higher due to marketing, selling and bidding costs to compete for orders and contracts in the different product lines.

Research and Development costs are relatively constant from year to year.

See also the discussion on page 17 with respect to a restructuring charge related to Interstate Electronics.

1997 Quarterly Results were as follows:

                                                             (in thousands)
                                              First    Second     Third    Fourth    Twelve
                                             Quarter   Quarter   Quarter   Quarter   Months
                                              1997      1997      1997      1997      1997
                                            --------  --------  --------  --------  --------
Net Sales                                   $ 22,693  $ 22,060  $ 22,070  $ 23,521  $ 90,344
 Cost of Sales                                16,014    16,052    15,853    20,521*   68,440
                                            --------  --------  --------  --------  --------
Gross Profit on Sales                          6,679     6,008     6,217     3,000*   21,904
 % of Sales                                     29.4%     27.2%     28.2%     12.8%     24.2%
Operating Expenses:
 Selling, General and
 Administrative                                3,303     3,735     3,228     3,618    13,884
 Research and Development                      1,647     1,831     2,901     3,015     9,394
                                            --------  --------  --------  --------  --------
Total Operating Expenses                       4,950     5,566     6,129     6,633    23,278
                                            --------  --------  --------  --------  --------
Operating Profit                            $  1,729  $    442  $     88  $ (3,633) $ (1,374)
 % of Sales                                      7.6%      2.0%      0.4%    (15.4%)    (1.5%)


* Includes $1.0 million of unfavorable contract cancellation costs.


Discussion of 1996 Compared to 1995
-----------------------------------

Net Sales declined for the year due to lower revenue from military GPS of $2.1 million and, as expected, from strategic weapon systems of $5.4 million.

Gross Margin increased for the year due to favorable overhead rates based on year-to-date spending.

Selling, General and Administrative expenses were lower for the year due to cost reduction activities but higher as a percentage of Net Sales because of fixed costs unrelated to sales activities.

Research and Development was higher for the year and as a percentage of Net Sales due to expenditures associated with the certification process for the flight management system.

CORPORATE AND UNALLOCATED COSTS AND EXPENSES
--------------------------------------------

Financial Review
----------------

Corporate activity and unallocated costs and expenses were as follows:

                                                             (in thousands)
                                                       97 vs 96            96 vs 95
                                      1997     1996     CHANGE     1995     CHANGE
                                    -------  --------  --------  --------  -------
Selling, General and
 Administrative                     $ 9,022  $ 14,019  $ (4,997) $ 18,436  $ (4,417)
                                    =======  ========  ========  ========  ========

Other Expenses (Income):
Restructuring and
  Refinancing Costs                   8,147       993     7,154    11,855   (10,862)
Interest Expense                     22,168    19,733     2,435    29,234    (9,501)
Interest Income                      (5,274)   (2,096)    3,178    (3,230)   (1,134)
Other, Net                           (1,114)     (633)      481    (4,574)   (3,941)


Discussion of 1997 Compared to 1996
-----------------------------------

Selling, General and Administrative expenses decreased significantly in 1997 compared to 1996 due to the continuing benefit from prior years corporate cost-cutting initiatives.

The 1997 Restructuring and Refinancing Costs were comprised of: (1) $7.6 million of restructuring costs; and (2) $0.5 million of amortization of prepaid financing costs. In the fourth quarter of 1997, in light of limited market success for Interstate Electronics' commercial products and the need for further product development expenditures, the Company undertook a number of steps to evaluate Interstate Electronics' products. The Company concluded that several classes of products did not have a competitive market position or required additional product development costs that could not be economically justified. As a result, the Company decided to curtail certain classes of products. Specifically, the Company decided to (1) stop the development and new sales activities of GPS based airport landing systems. When wide area or local area augmentation system standards are promulgated, the Company may reconsider the market; (2) cease manufacturing and further development of commercial communication modems and focus its communication business on providing service to Eastern European military applications; (3) cease further Company-funded development of a GPS avionic product for a specific commercial customer; and (4) limit marketing efforts for the certified 9002 flight management system to military customers. As a result of these decisions, the Company recorded a restructuring charge of $7.6 million comprised of equipment and work-in-process inventory write-offs of $7.2 million and the accrual of contractual liabilities of $0.4 million. Further, the Company expects to incur severance costs in 1998 of approximately $2.5 million which will be charged to 1998 operations.

In 1996, Restructuring and Refinancing Costs represent the amortization of prepaid financing costs. In 1995, Restructuring and Refinancing Costs consist of fees to lenders and lessors, principally the 3 1/2% fee related to the August 1, 1994 refinancing of $487 million of debt and leases.

Interest expense increased due to interest on the discounted self-insurance reserves. Interest income increased due to the improvement in the Company's cash position, interest from Federal and foreign tax refunds, and interest on net proceeds from the sale of the Snorkel division.

1997 Quarterly Results were as follows:

                                          (in thousands)
                             First      Second     Third     Fourth    Twelve
                            Quarter    Quarter    Quarter    Quarter   Months
                             1997       1997       1997       1997      1997
                           --------   --------   --------   --------  ------
Selling, General and
 Administrative           $  2,795   $  1,599   $   1,750   $  2,878  $ 9,022

Other Expenses (Income):
Restructuring and
    Refinancing Costs           131        131        131      7,754    8,147
Interest Expense              5,453      5,427      5,514      5,774   22,168
Interest Income              (1,115)      (977)    (1,973)    (1,209)  (5,274)
Other, Net                      724        650        707     (3,195)* (1,114)

      *Includes $3.0 million gain on the sale of the Company's former headquarters facility.

Discussion of 1996 Compared to 1995
-----------------------------------

Selling, General and Administrative expenses decreased in 1996 due to the continuing benefit of the 1995 reduction of corporate staff, a decrease in travel and other expenses associated with divestitures, numerous other cost-cutting measures, and a favorable adjustment to pension expense.

Refinancing Costs are down significantly because the 1995 expenses were for lender fees related to the Override Agreement which was paid-off at the end of 1995.

Interest Expense is down significantly due to significantly lower levels of bank and mortgage debts outstanding.


DISCONTINUED OPERATIONS
-----------------------

Income from operations of discontinued operations, net of tax in 1997 and 1996, represents the operating results of the Company's Taylor Environmental division from January 1, 1995 through its sale on November 25, 1996, and the operating results of the Company's Snorkel division from January 1, 1995 through its sale on November 17, 1997.

Loss on disposal of discontinued operations in 1997 of $7.3 million, net of tax benefit, represents a $17.0 million provision to increase the Company's self-insurance accrual to reflect the cost of the December 1997 settlement of a specific personal injury lawsuit against a previously discontinued business, the gain from the sale of the Company's Snorkel division of $23.6 million, a $9.2 million addition to the self-insurance accrual for discontinued businesses to reflect general adverse experience on claims per a December 1997 actuarially-prepared valuation, a $6.5 million allowance against the carrying value of deferred divestiture proceeds to reflect probable settlements of ongoing disputes underlying prior divestitures, a $1.5 million loss provision for litigation arising from a discontinued unit as a result of a December 1997 lawsuit, and $1.6 million of other adjustments.

Loss on disposal in 1996 represents a loss provision of $28.3 million, which is net of a tax benefit of $15.2 million, recorded by the Company in the fourth quarter of 1996. The provision reflects valuation adjustments to recorded assets arising from and accruals for costs and probable losses on obligations related to previously discontinued businesses. The loss consists of a $20.5 million addition to the self-insurance accrual as a result of a December 1996 actuarially-prepared valuation of the liabilities to negotiate the sale of a minority position to a third party; a $14.8 million write-down of carrying value of net assets related to discontinued operations and of deferred proceeds to reflect fourth quarter negotiated resolutions of disputes and events that gave rise to greater risk of realization; a $2.6 million reserve for litigation arising from the businesses of the discontinued units and a $5.6 million accrual to buy out certain employee benefit legacy obligations.

EXTRAORDINARY ITEM
------------------

In the fourth quarter of 1997, the Company prepaid the mortgage on its former Willoughby, Ohio headquarters facility and purchased in the open market $15.7 million of its 9 7/8% Notes due in 1999. The premiums associated with these early extinguishments of debt were $1.3 million and are presented, net of a tax benefit of $0.5 million, as an extraordinary loss.

FINANCIAL POSITION AND LIQUIDITY
--------------------------------

At December 31, 1997, Cash and Cash Equivalents totaled $104.2 million, an increase of $59.8 million from December 31, 1996.

Net cash used by Operating Activities was $8.0 million reflecting a net loss of $2.5 million, depreciation and amortization of $6.9 million and the net change in other operating activities of $12.4 million.

Net cash provided by Investing Activities was $91.7 million, reflecting proceeds from the sale of property, plant and equipment, and divested businesses. Proceeds from business divestitures were primarily from the sale of the Company's Snorkel division which occurred on November 17, 1997. Capital Expenditures for Continuing Operations were $6.7 million for machinery, equipment, tooling and real estate development costs.

Net cash used by Financing Activities was $23.9 million, principally payments on debt.

Liquidity is provided by the Company's Cash and Cash Equivalents and by the $75 million credit facility of which $58.9 million was available at December 31, 1997 (See also Note 7 "Credit Facility" to the financial statements). On February 25, 1998, the Company's Board of Directors authorized a stock buy back program of up to 1,000,000 shares of the Company's Class A and Class B common stock in the aggregate over the course of the year. In addition, the Company's Board of Directors authorized management to opportunistically make repurchases of the Company's 9 7/8% Notes.

The Company expects to continue to focus on internal growth at Scott and Interstate; investigate acquisitions for Scott; make opportunistic debt and stock reductions; and consider alternative strategies that may further enhance stockholder value.


FACTORS AFFECTING THE COMPANY'S PROSPECTS
-----------------------------------------

The prospects of the Company may be affected by a number of factors, including the matters discussed below:


      DEPENDENCE ON GOVERNMENT CONTRACTS - Sales to the U.S. Government represented approximately 40% of the Company's total net sales in each of the last three years; these sales represented approximately 90% and 10% of Interstate's and Scott's sales, respectively. The Company expects to continue to derive the majority of IEC's revenues, and a portion of Scott's revenues, from Government contracts. Consequently, fluctuations in military spending by the U.S. Government could adversely affect the

      Company's revenues and profitability. In addition, since these contracts are the result of competitive bidding processes, there can be no assurance that the Company will be awarded future contracts, or that once awarded, the Government will not terminate such contracts at its convenience. The Company's results of operations would be adversely affected should the U.S. Government not represent a substantial portion of its business. Finally, the Company has been cooperating with the U.S. Government in a criminal investigation involving possible improprieties at an Army facility where a division of the Company was a supplier. The Company has furnished documents and other requested information and denies any wrongdoing. The investigation could result in sanctions by the Government which could affect the Company's ability to obtain future Government contracts.


      COMPETITION - The GPS and Displays markets are highly competitive, subject to rapid change and significantly affected by new product introductions. Competition may intensify, particularly as companies well established in the defense industry increase their focus on GPS. Certain of these companies have significantly greater financial, technical and marketing resources. In addition, the development and commercialization of new types of displays or position measuring systems could reduce the demand for the Company's products. These competitive factors could adversely affect the Company's financial condition, cash flow, results of operations or expected benefits from its restructuring initiatives.


      LEVERAGE - At December 31, 1997 the Company had outstanding indebtedness of $162.0 million, shareholders' equity of $71.6 million, and cash of $104.2 million. The high level of cash represents the portion of the Snorkel sale proceeds that have not yet been utilized for acquisitions or debt reduction. For the 1997 year, the Company had interest expense of $22.2 million which resulted in an EBITDA to interest expense ratio of approximately 1.2 times. In February 1998, the Company's Board authorized management to opportunistically make repurchases of its 9 7/8% Notes and of up to one million shares of stock in the open market from time to time. Debt repurchases will decrease the amount of leverage and improve the EBITDA to interest expense ratio. However, there can be no assurances the Company's purchases of Notes will significantly reduce the amount of debt that the Company will have to otherwise refinance on October 1, 1999. Stock repurchases would increase the amount of leverage and worsen the interest coverage ratio. The degree to which the Company is leveraged could: (i) impair the Company's ability to obtain future financing for acquisitions, a refinancing, or other purposes; (ii) make it more vulnerable than some of its competitors in a prolonged economic downturn; and (iii) restrict its ability to exploit new business opportunities and limit its flexibility to respond to changing business conditions.


      DISCONTINUED OPERATIONS - Since January 1, 1994, the Company has sold numerous businesses. The contract terms included representations, warranties, and indemnification provisions made by the Company. Remedies available for breaches of representations and warranties range from monetary relief in specific amounts for specific breaches to unlimited amounts.

      The Company has generally retained liability for the conduct of the sold businesses prior to the date of sale. As a result, the Company is subject to various known and contingent liabilities, including indemnification obligations, with respect to its discontinued operations. The Company has established accruals and reserves for losses that may arise out of workers' compensation, product liability and general liability claims, environmental risks, tax matters and other matters. The Company believes that its accruals and reserves are appropriate and adequate. However, as these contractual matters may be subject to significant uncertainty and as litigation is inherently unpredictable, no assurances can be given that resolution will not have a material adverse effect upon the Company's financial position, operating results or cash flows or require additional reserves.

      Further, at December 31, 1997, the Company's balance sheet reflected $29.3 million of deferred divestiture proceeds which amount is net of a reserve of $28.0 million. Deferred divestiture proceeds include management's best estimates of the amounts expected to be realized after the resolution of the underlying matters. The amounts the Company will ultimately realize could differ materially from the amounts recorded.


      STRATEGIC PLAN - The Company's strategic plan contemplates continued development and marketing of new products, international expansion, and future acquisitions.

      The Company expects to continue to make investments in new product development. There can be no assurance that the Company will be able to develop and introduce in a timely manner new products or enhancements to its existing products which satisfy customer needs or achieve market acceptance. To the extent that the Company makes a substantial R&D investment and such R&D investment does not lead to commercially successful products, the Company's results of operations could be adversely affected.

      Expansion into international markets will depend on numerous factors which are beyond the Company's control, including its ability to develop or acquire additional manufacturing and distribution capabilities outside the United States. In addition, international expansion may increase the Company's exposure to certain risks inherent in doing business outside the United States, such as currency exchange rate fluctuations, compliance with foreign codes and standards and political risks. If the Company pursues this strategy through acquisitions, strategic alliances or joint ventures, any integration of the acquired businesses into the Company's business would entail expense and management attention. If the Company pursues this strategy through the establishment of new operations, it will be subject to the difficulties inherent in starting a new business in foreign jurisdictions. There can be no assurance that the business and competitive environment in international markets will be as favorable to the Company as is the U.S. market currently.

      Part of the Company's strategy is to grow through acquisitions. There can be no assurance, however, that the Company will identify attractive acquisitions, that such acquisitions will be consummated, or that, if consummated, any anticipated benefits will be realized from such acquisitions. In addition, the availability of additional acquisition financing cannot be assured and, depending on the terms of such additional acquisitions, could be restricted by the terms of the Credit Facility. Moreover, the process of integrating acquired operations into the Company's existing operations may result in unforeseen operating difficulties and may require significant financial resources that would otherwise be available for the ongoing development or expansion of the Company's existing operations. Future acquisitions by the Company would likely result in amortization expense of goodwill which could have a material adverse affect on the Company's financial condition and operating results.

      YEAR 2000 ISSUE - The Company has begun to identify and assess whether its manufacturing equipment, business systems and products could be affected by the Year 2000 Issue. The Year 2000 Issue refers to a number of date-related problems that may affect software applications, including codes imbedded in chips and other hardware devises. These problems include software programs that identify a year by two digits and not four so that a date using "00" would be recognized as the year "1900" rather than the year "2000".

      The Company plans to complete the assessment of the impact of the Year 2000, formalize its plan to resolve the issues and begin to implement the plan by December 1998. At this time, the Company cannot assess the extent to which it will be dependent upon third parties to identify or address such issues and does not have an estimate of the cost of compliance. Any failure by the Company to ensure that its computer systems are year 2000 compliant could have a material adverse effect on the Company's operations. Any failure of the Company's products to perform could result in claims against the Company.

Item 8.      Financial Statements and Supplementary Data
-------      -------------------------------------------

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
----------------------------------------

To the Board of Directors
  and Stockholders
Figgie International Inc.

We have audited the accompanying consolidated balance sheets of Figgie International Inc. (a Delaware corporation) and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Figgie International Inc. and Subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.





      /s/

ARTHUR ANDERSEN LLP





Cleveland, Ohio,
February 23, 1998

                   FIGGIE INTERNATIONAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         FOR THE YEARS ENDED DECEMBER 31
                      (in thousands, except per share data)

                                                                              1997            1996            1995
                                                                           ---------       ---------       ---------
Net Sales                                                                  $ 248,602       $ 227,221       $ 210,834
  Costs of Sales                                                             174,674         159,002         148,232
                                                                           ---------       ---------       ---------
Gross Profit on Sales                                                         73,928          68,219          62,602
                                                                           ---------       ---------       ---------

Operating Expenses:
  Selling, General and Administrative                                         38,651          38,318          42,902
  Research and Development                                                    12,732          11,951          11,108
                                                                           ---------       ---------       ---------
Total Operating Expenses                                                      51,383          50,269          54,010
                                                                           ---------       ---------       ---------

Operating Income                                                              22,545          17,950           8,592
                                                                           ---------       ---------       ---------

Other Expense (Income):
   Restructuring and Refinancing Costs                                         8,147             993          11,855
   Interest Expense                                                           22,168          19,733          29,234
   Interest Income                                                            (5,274)         (2,096)         (3,230)
   Other, Net                                                                 (1,114)           (633)         (4,574)
                                                                           ---------       ---------       ---------
(Loss) from Continuing Operations                                             (1,382)            (47)        (24,693)
    before Income Tax Benefit and
  Extraordinary Item

Income Tax Benefit                                                                 -          27,712               -
                                                                           ---------       ---------       ---------
Income (Loss) from Continuing Operations before
  Extraordinary Item                                                          (1,382)         27,665         (24,693)

Discontinued Operations, net of tax:
   Income from Operations                                                      6,962          23,917          14,200
   (Loss) on Disposal                                                         (7,308)        (28,282)         (5,597)
                                                                           ---------       ---------       ---------
                                                                                (346)         (4,365)          8,603

Income (Loss) before Extraordinary Item                                       (1,728)         23,300         (16,090)
Extraordinary Item - (Loss) on Extinguishment
   of Debt, net of tax                                                          (778)              -               -
                                                                           ---------       ---------       ---------
Net Income (Loss)                                                          $  (2,506)      $  23,300       $ (16,090)
                                                                           ==========      =========       =========

Weighted Average Shares - Basic                                               18,411          18,371          17,987
Weighted Average Shares - Diluted                                             18,650          18,728          18,202

PER SHARE DATA - BASIC EPS:
Income (Loss) from Continuing Operations                                   $   (0.08)      $    1.51       $   (1.37)
Income (Loss) from Discontinued Operations                                     (0.02)          (0.24)           0.48
                                                                           ---------       ---------       ---------
Income (Loss) before Extraordinary Item                                        (0.10)           1.27           (0.89)
Extraordinary (Loss)                                                           (0.04)              -               -
                                                                           ---------       ---------       ---------
Net Income (Loss)                                                          $   (0.14)      $    1.27       $   (0.89)
                                                                           ==========      =========       =========

PER SHARE DATA - ASSUMING DILUTION:
Income (Loss) from Continuing Operations                                   $   (0.08)      $    1.47       $   (1.37)
Income (Loss) from Discontinued Operations                                     (0.02)          (0.23)           0.48
                                                                           ---------       ---------       ---------
Income (Loss) before Extraordinary Item                                        (0.10)           1.24           (0.89)
Extraordinary (Loss)                                                           (0.04)             -                -
                                                                           ---------       ---------       ---------
Net Income (Loss)                                                          $   (0.14)      $    1.24       $   (0.89)
                                                                           ==========      =========       =========

See Notes to Consolidated Financial Statements.

                   FIGGIE INTERNATIONAL INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996
                                 (in thousands)




ASSETS                                                                            1997              1996
                                                                               ---------         ----------

CURRENT ASSETS
Cash and Cash Equivalents                                                      $ 104,243         $  44,447
Trade Accounts Receivable, less Allowance for
 Uncollectible Accounts of $394 in 1997 and
 $151 in 1996                                                                     35,862            43,480
Inventories                                                                       30,049            32,903
Prepaid Expenses                                                                     885               826
Recoverable Income Taxes                                                           4,120             7,689
Current Deferred Tax Asset                                                         6,400            12,600
Net Assets Related to Discontinued Operations                                          -            59,901
                                                                               ---------         ---------
   Total Current Assets                                                          181,559           201,846
                                                                               ---------         ---------




PROPERTY, PLANT AND EQUIPMENT
Land and Land Improvements                                                        43,732            42,845
Buildings and Leasehold Improvements                                              24,103            28,828
Machinery and Equipment                                                           28,793            40,608
                                                                               ---------         ---------
                                                                                  96,628           112,281
Accumulated Depreciation                                                         (29,275)          (43,478)
                                                                               ---------         ---------

   Net Property, Plant and Equipment                                              67,353            68,803
                                                                               ---------         ---------




OTHER ASSETS
Deferred Divestiture Proceeds and Other, Net                                      29,324            30,837
Prepaid Pension Costs                                                             12,723            10,811
Prepaid Rent on Leased Equipment                                                       -             2,644
Intangible Assets                                                                  1,953             2,039
Cash Surrender Value of Insurance Policies                                         3,596             6,629
Prepaid Finance Costs                                                              1,106             1,954
Deferred Tax Asset                                                                44,060            30,595
Other                                                                              1,589             2,894
                                                                               ---------         ---------
   Total Other Assets                                                             94,351            88,403
                                                                               ---------         ---------

Total Assets                                                                   $ 343,263         $ 359,052
                                                                               =========         =========



See Notes to Consolidated Financial Statements.

                   FIGGIE INTERNATIONAL INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996
                        (in thousands, except par value)



                                                                                  1997              1996
                                                                               ---------         -------
LIABILITIES

CURRENT LIABILITIES
Accounts Payable                                                               $  19,515         $  16,735
Accrued Insurance Reserves                                                        12,033            12,174
Accrued Compensation                                                               6,430             7,342
Accrued Interest                                                                   3,895             4,395
Accrued Environmental Reserves                                                     3,217             3,348
Accrued Liabilities and Expenses                                                   9,329             8,008
Current Maturities of Long-Term Debt                                                 639             2,100
                                                                               ---------         ---------
   Total Current Liabilities                                                      55,058            54,102




Long-Term Debt                                                                   161,395           184,156
Non-Current Insurance Reserves                                                    31,410            27,345
Other Non-Current Liabilities                                                     23,804            18,888
                                                                               ---------         ---------
   Total Liabilities                                                             271,667           284,491
                                                                               ---------         ---------




STOCKHOLDERS' EQUITY
Preferred Stock, $1.00 Par Value; Authorized,                                          -                 -
   3,217 Shares; Issued and Outstanding, None
Class A Common Stock, $.10 Par Value;                                              1,373             1,370
   Authorized, 18,000 Shares; Issued and
   Outstanding 1997 - 13,729; 1996 - 13,695
Class B Common Stock, $.10 Par Value;                                                471               471
   Authorized, 18,000 Shares; Issued and
   Outstanding 1997 - 4,707; 1996 - 4,708
Capital Surplus                                                                  109,871           109,538
Retained Deficit                                                                 (40,018)          (37,717)
Unearned Compensation                                                                (24)              (74)
Cumulative Translation Adjustment                                                    (77)              973
                                                                               ---------         ---------
  Total Stockholders' Equity                                                      71,596            74,561
                                                                               ---------         ---------

Total Liabilities and Stockholders' Equity                                     $ 343,263         $ 359,052
                                                                               =========         =========


See Notes to Consolidated Financial Statements.

                   FIGGIE INTERNATIONAL INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                 (in thousands)


                                           Common Stock           Capital Surplus    Retained                Cumulative
                                        ------------------------------------------   Earnings    Unearned   Translation
                                        Class A    Class B      Class A    Class B   (Deficit) Compensation  Adjustment   Total
                                        -------    -------      -------    -------   --------- ------------  ----------   -----


BALANCE, DECEMBER 31, 1994              $ 1,370    $   471     $102,342    $ 8,176   $ (43,198)   $ (3,829)   $   511   $ 65,843
Net Loss                                                                               (16,090)                          (16,090)
Minimum Pension Liability                                                                 (720)                             (720)
Restricted Stock Purchase Plan, Net          (5)         1       (1,434)       (38)                  2,489                 1,013
Translation Adjustments                                                                                           171        171
                                        -------    -------     --------    -------    ---------   --------    -------   --------
BALANCE, DECEMBER 31, 1995                1,365        472      100,908      8,138      (60,008)    (1,340)       682     50,217
Net Income                                                                               23,300                           23,300
Minimum Pension Liability                                                                (1,009)                          (1,009)
Restricted Stock Purchase Plan, Net           5         (1)         607       (115)                  1,266                 1,762
Translation Adjustments                                                                                           291        291
                                        -------    -------     --------    -------    ---------   --------    -------   --------
BALANCE, DECEMBER 31, 1996                1,370        471      101,515      8,023      (37,717)       (74)       973     74,561
Net (Loss)                                                                               (2,506)                          (2,506)
Minimum Pension Liability                                                                   205                              205
Restricted Stock Purchase Plan, Net           3                     340         (7)                     50                   386
Translation Adjustments                                                                                        (1,050)    (1,050)
                                        -------    -------     --------    -------    ---------   --------    -------   --------
BALANCE, DECEMBER 31, 1997              $ 1,373    $   471     $101,855    $ 8,016    $ (40,018)  $    (24)   $   (77)  $ 71,596
                                        =======    =======     ========    =======    =========   ========    =======   ========




See Notes to Consolidated Financial Statements.

                   FIGGIE INTERNATIONAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 and 1995
                                 (in thousands)

                                                                                        1997              1996            1995
                                                                                     ----------        ---------       -------
Operating Activities:
 Income (Loss) from Continuing Operations                                            $  (1,382)        $  27,665       $ (24,693)
 Income (Loss) from Discontinued Operations                                               (346)           (4,365)          8,603
 (Loss) from Extraordinary Item                                                           (778)               -               -
 Adjustments to Reconcile Income (Loss) to Net Cash
   Used by Operating Activities-
    Depreciation and Amortization                                                        6,869             7,153           6,294
    Amortization of Unearned Compensation                                                   50               973             952
    Gain on the Sale of Snorkel                                                        (23,600)
 Other, Net                                                                             (5,320)             (692)          1,740
 Changes in Operating Assets and Liabilities
    Accounts Receivable                                                                  3,271            (2,183)         (1,802)
    Inventories                                                                         (4,452)          (15,736)        (15,800)
    Prepaid Items                                                                       (1,742)           (1,138)          8,164
    Other Assets                                                                         3,733            11,549          11,252
    Accounts Payable                                                                     4,505            (1,799)        (27,132)
    Accrued Liabilities and Expenses                                                      (945)           (3,731)          8,952
    Accrued Income Taxes                                                                 3,724           (35,246)          3,176
    Other Liabilities                                                                    8,395            12,414         (12,719)
                                                                                     ---------         ---------       ---------
    Net Cash (Used) by Operating Activities                                             (8,018)           (5,136)        (33,013)
                                                                                     ----------        ---------       ---------

Investing Activities:
  Capital Expenditures for Continuing Operations                                        (6,680)           (6,903)         (3,988)
  Capital Expenditures for Discontinued Operations                                      (1,993)           (3,376)        (21,356)
  Proceeds from Sale of Property, Plant and Equipment                                    7,739            13,240          11,637
  Proceeds from Business Divestitures                                                   92,634            48,049         203,447
                                                                                     ---------         ---------       ---------
Net Cash Provided by Investing Activities                                               91,700            51,010         189,740
                                                                                     ---------         ---------       ---------

Financing Activities:
  Proceeds from Debt                                                                         -               200           3,963
  Principal Payments on Debt                                                           (24,222)          (28,272)       (202,946)
  Proceeds From Issuing Common Stock                                                       721               839             198
  Payments to Reacquire Common Stock                                                      (385)              (50)           (386)
                                                                                     ---------         ---------       ---------
Net Cash (Used) by Financing Activities                                                (23,886)          (27,283)       (199,171)
                                                                                     ---------         ---------       ---------

Net Increase (Decrease)in Cash and Cash Equivalents                                     59,796            18,591         (42,444)
Cash and Cash Equivalents at Beginning of Year                                          44,447            25,856          68,300
                                                                                     ---------         ---------       ---------
Cash and Cash Equivalents at End of Year                                             $ 104,243         $  44,447       $  25,856
                                                                                     =========         =========       =========

Supplemental Disclosures:
  Cash Paid (Received) during the Year for -
    Net Interest Paid                                                                $  13,705         $  18,390       $  32,565
    Domestic Federal Income Taxes                                                    $  (1,704)        $  (3,732)      $ (15,671)

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

NATURE OF OPERATIONS. The Company is a United States-based multinational corporation operating in two segments: (1) life support respiratory products and
(2) sophisticated electronic systems. The largest single customer is the U.S. Government, accounting for 38.0%, 42.0% and 45.9% of the Company's total net sales for 1997, 1996 and 1995, respectively. The Company's products are marketed through most normal channels of business, principally in North America.

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

CASH AND CASH EQUIVALENTS. For purposes of the statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents are stated at cost which approximates their fair market value. The effect of foreign currency translation on cash held by foreign divisions is immaterial.

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

LAND AND LAND IMPROVEMENTS. Land and land improvements includes $42.5 million and $41.2 million at December 31, 1997 and 1996, respectively, of developed and developable land and improvements. The recorded amounts are net of reserves of $
5.2 million and $ 5.3 million at December 31, 1997 and 1996, respectively. The recorded amounts include the Company's investment in the Chagrin Highlands project which amounted to $12.3 million and $11.3 million at December 31, 1997 and 1996, respectively.

INTANGIBLES. Goodwill of $3.5 million at December 31, 1997 and 1996 represents costs in excess of net assets of purchased businesses, and is generally amortized over a 40-year period. At December 31, 1997 and 1996, accumulated goodwill amortization was $1.7 million and $1.6 million, respectively. The Company has evaluated the realizability of goodwill based upon expectations of undiscounted cash flows and operating income of the related business unit and has concluded that no impairment exists.

CAPITALIZATION OF INTEREST. The Company capitalizes interest costs during the development period of certain properties. Total interest capitalized was $0.5 million in 1997, $0.4 million in 1996 and $0.3 million in 1995.

ENVIRONMENTAL COMPLIANCE. At the present time, compliance with federal, state, and local provisions with respect to environmental protection and regulation has not had a material impact on the Company's capital expenditures, earnings, or competitive position. The Company believes compliance with respect to environmental matters will not have a material adverse effect on the Company's financial position, future operations or cash flow.

INCOME TAXES. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled.

SELF-INSURANCE LIABILITIES. The Company is self-insured for certain levels of general liability (including product liability) and workers' compensation coverage. The costs and balance sheet accruals for self-insurance programs are based on actuarial calculations prepared by outside actuaries. Adjustments to recorded accruals of continuing operations are reflected in current operating results. Adjustments to recorded accruals of discontinued operations are reflected in the loss from discontinued operations.

EARNINGS PER SHARE. Basic earnings per common share are based upon the weighted average number of shares outstanding during each year. Diluted earnings per common share are based upon the basic earnings per share adjusted for any dilutive effect from the common stock equivalents of stock options.

STOCK OPTIONS. The Company accounts for stock options under APB Opinion No. 25, under which no compensation cost has been recognized.


(2)   Restructuring and Refinancing Costs:
      ------------------------------------

The 1997 Restructuring and Refinancing Costs were comprised of: (1) $7.6 million of restructuring costs; and (2) $0.5 million of the amortization of prepaid financing costs. In the fourth quarter of 1997 in light of limited market success for Interstate Electronics' commercial products and the need for further product development expenditures, the Company undertook a number of steps to evaluate Interstate Electronics' products and lines of business. The Company concluded that several lines of business did not have a competitive market position or required additional product development costs that could not be economically justified. As a result, the Company decided to curtail certain lines of business. Specifically, the Company decided to (1) stop the development and new sales activities of GPS based airport landing systems. When wide area or local area augmentation system standards are promulgated, the Company may reconsider the market; (2) cease manufacturing and further development of communication modems and focus its communication business on providing service to Eastern European military applications; (3) cease further Company-funded development of a GPS avionic product for a specific commercial customer; and (4) limit marketing efforts for the certified 9002 flight management system to military customers.

As a result of these decisions, the Company recorded a restructuring charge of $7.6 million comprised of equipment and work-in-process inventory write-offs of $7.2 million and the accrual of contractual liabilities of $0.4 million. Further, the Company expects to incur severance costs in 1998 of approximately $2.5 million which will be charged to 1998 operations.

In 1996, Refinancing Costs represent the amortization of prepaid financing costs. In 1995, Refinancing Costs consist of fees to lenders and lessors, principally the 3 1/2% fee related to the August 1, 1994 refinancing of $487 million of debt and leases.

(3)      Discontinued Operations:
         ------------------------

Sale of Snorkel:
----------------

On November 17, 1997, the Company sold its Snorkel aerial work platform division. The agreement, as amended, provides for $100 million paid to the Company at closing plus a contingent additional amount. The contingent amount will be the amount of sales of the Snorkel business for the twelve-month period commencing on April 1, 1998 and ending on March 31, 1999 (the "Earn-Out Period") in excess of $140 million, such additional payment not to exceed $20 million, plus 70% of the amount of sales of the Snorkel business during the Earn-Out Period in excess of $160 million, such additional amount not to exceed $30 million. The agreement further provides for the assumption by the purchaser of certain liabilities and operating lease commitments of the Snorkel business. The sale generated a $23.6 million gain, which was recognized in the Company's financial statements. The financial statements do not reflect the contingent additional amount as an asset or as income. Snorkel had revenue of $138.9 million for the period January 1, 1997 to November 17, 1997. Prior year financial statements have been restated to reflect Snorkel as a discontinued business and are summarized as follow:

                                             (in thousands)
                              ---------------------------------------------
                              As Previously
                                 Reported        Snorkel       As Restated
                                 --------        -------       -----------
1996:

Net Sales                       $ 385,717       $(158,496)      $ 227,221
                                =========       =========       =========
Income (Loss) from
   Continuing Operations           50,302         (22,637)         27,665
Income (Loss) from
   Discontinued Operations        (27,002)         22,637          (4,365)
                                ---------       ---------       ---------

Net Income                      $  23,300       $       -       $  23,300
                                =========       =========       =========

1995:

Net Sales                       $ 340,818       $(129,984)      $ 210,834
                                =========       =========       =========
(Loss) from
   Continuing Operations          (12,364)        (12,329)        (24,693)
Income (Loss) from
   Discontinued Operations         (3,726)         12,329           8,603
                                ---------       ---------       ---------

Net (Loss)                      $ (16,090)      $       -       $ (16,090)
                                =========       =========       =========

Snorkel and Prior Divestitures:
-------------------------------

Income from the operation of the discontinued operations, net of tax in 1997 and 1996, represents the operating results of the Company's Taylor Environmental division from January 1, 1995 through its sale on November 25, 1996, and the operating results of the Company's Snorkel division from January 1, 1995 through its sale on November 17, 1997.

Loss on disposal of discontinued operations in 1997 of $7.3 million, net of tax benefit, represents a $17.0 million provision to increase the Company's self-insurance accrual to reflect the cost of the December 1997 settlement of a specific personal injury lawsuit against a previously discontinued business, the gain from the sale of the Company's Snorkel division of $23.6 million, a $9.2 million addition to the self-insurance accrual for discontinued businesses to reflect general adverse experience on claims per a December 1997 actuarially-prepared valuation, a $6.5 million allowance against the carrying value of deferred divestiture proceeds to reflect probable settlements of ongoing disputes underlying prior divestitures, a $1.5 million loss provision for litigation arising from a discontinued unit as a result of a December 1997 lawsuit, and $1.6 million of other adjustments.

Loss on disposal of discontinued operations in 1996 represents a loss provision of $28.3 million, which is net of a tax benefit of $15.2 million, recorded by the Company in the fourth quarter of 1996. The provision reflects valuation adjustments to recorded assets arising from and accruals for costs and probable losses on obligations related to previously discontinued businesses. The loss consists of a $20.5 million addition to the self-insurance accrual as a result of a December 1996 actuarially-prepared valuation of the liabilities to negotiate the sale of a minority position to a third party; a $14.8 million write-down of carrying value of net assets related to discontinued operations and of deferred proceeds to reflect negotiated resolutions of disputes and events that gave rise to greater risk of realization; a $2.6 million reserve for litigation arising from the businesses of the discontinued units and a $5.6 million accrual to buy out certain employee benefit legacy obligations.

The $5.6 million loss on disposal in 1995 consisted of a $21.6 million loss on the disposal of businesses, $4.0 million loss on operating losses of the businesses prior to disposal in excess of the 1994 provision, and an income tax benefit of $20.0 million.

The contract terms under which businesses were divested include representations and warranties, covenants and indemnification provisions made (a) by the Company to purchasers of the businesses and (b) by purchasers of businesses to the Company. Each transaction has contract terms specific to that transaction. The extent of representations and warranties made ranged from those qualified by time, knowledge, and dollar materiality to those representations and warranties which are unqualified. Covenants require the Company to act, or prevent the Company from acting, in a variety of ways, such as not competing with the purchasers of a business. Covenants also require the purchasers to act, or prevent them from acting, in a variety of ways. The duration of covenants ranges from those effective for a specified period of time to those which are indefinite.

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

The Company has indemnified purchasers and has received indemnifications from purchasers for a variety of items. In some transactions, a portion of the purchase price was held back or escrowed at banks to support indemnification provisions. Such amounts are reflected as the assets of the Company within deferred divestiture proceeds.

Proceeds and other consideration from divestitures which will be paid to the Company upon fulfillment of contractual provisions, the passage of time, or the occurrence of future events have been recorded as non-current assets. Deferred divestiture proceeds consist of cash held in bank escrow accounts from the sale of the Company's Hartman Electrical, Waite Hill Insurance and Safway Steel Products operations, cash held back by purchasers from the sale of the

Company's Waite Hill Insurance and Figgie Financial Services operations, receivables expected from Safway Steel Products arising from final calculations of the purchase price, a note receivable from the purchaser of the Taylor Instruments business, a partnership interest in the entity that acquired Interstate Engineering (a vacuum cleaner manufacturer), cash due to the Company from future tax benefits under a tax sharing agreement with an unaffiliated public company, Rawlings Sporting Goods, Inc., the net assets of Willoughby Assurance, Ltd., a dormant reinsurance subsidiary of the Company, installation contracts in process of completion from the "Automatic" Sprinkler business, former facilities of discontinued business units and other items. Deferred divestiture proceeds do not include any contingent additional amount associated with the Snorkel sale.

Deferred divestiture proceeds include management's best estimates of the amounts expected to be realized on the collection and sale of discontinued operations. The amounts the Company will ultimately realize could differ materially from the amounts recorded. The Company has established a reserve of $28.0 million at December 31, 1997 and $21.7 million at December 31, 1996 against these assets, which is presented as a deduction from deferred divestiture proceeds.


(4)      Income Taxes:
         -------------

Income tax provision (benefit) consists of the following components:

                                                        (in thousands)
Continuing Operations:                        1997           1996           1995
                                           ---------      ---------       --------
    Currently Payable:
      Federal                               $   (470)      $ 25,384       $      -
      Effect of Net Operating Loss and
        Valuation Allowance                      470        (25,384)             -
                                            --------       --------       --------
                                                   0              0              0
    Deferred and other:
      Federal                                 (1,408)       (17,149)             -
      Effect of Net Operating Loss and
        Valuation Allowance                    1,408        (10,563)             -
                                            --------       --------       --------
    Total from Continuing Operations               0        (27,712)             0
Discontinued Operations:
    Operations                                 4,857            690              -
    Disposal                                  (4,873)       (15,228)       (20,009)
                                            --------       --------       --------
    Total from Discontinued Operations           (16)       (14,538)       (20,009)

Extraordinary Item                              (519)             -              -
                                            --------       --------       --------

   Total Tax(Benefit)                       $   (535)      $(42,250)      $(20,009)
                                            ========       ========       ========

A reconciliation of the actual tax provision (benefit) to the U.S. federal income tax rate effective for each year for continuing operations is as follows:

                                        1997        1996         1995
                                      --------    --------      ------
Statutory Federal Tax Rate             (35.0)%      35.0%       (35.0)%

  International Rate Differential      (33.1)          -            -
  Goodwill                                 -         2.5          4.6
  Other net                              5.6         1.9          2.3
  Effect of Net Operating Loss and
    Valuation Allowance                 62.5      (161.8)       28.1
                                       -----       -----        -----
Effective Tax Rate (Benefit)               0%     (122.4)%          0%
                                       =====       =====        =====

The components of the net deferred tax asset as of December 31, 1997 and 1996 are as follows:

                                             (in thousands)
                                           1997           1996
                                         --------        ------
Deferred Tax Assets:
  Deferred Compensation Plans            $  2,441       $  4,525
  Insurance and Other Reserves             15,399         15,780
  Contingency Reserves                      3,436          2,200
  Inventory Reserves                          532            596
  Operating & Capital Losses and
    Tax Credit Carryforwards               66,069         77,800
  Discontinued Operations and Other         2,443          2,002
  Valuation Allowance                     (16,029)       (13,825)
                                         --------       --------
     Total Deferred Tax Assets           $ 74,291       $ 89,078
                                         --------       --------

Deferred Tax Liabilities:
  Property, Plant and Equipment          $(14,871)      $(19,156)
  Benefit Plans                            (4,590)        (3,104)
  Discontinued Operations and Other        (4,370)       (23,623)
                                         --------       --------
    Total Deferred Tax Liabilities       $(23,831)      $(45,883)
                                         --------       --------

Net Deferred Tax Assets                  $ 50,460       $ 43,195
                                         ========       ========

As of December 31, 1997, for tax reporting purposes, the Company has tax credit carryforwards of $21.7 million, and operating loss and charitable contribution deduction carryforwards of $87.4 million ($30.5 million tax) which will begin to expire in 2005 through 2008, respectively. The Company recorded these assets in 1996 based on the profitability of the continuing divisions. Management has determined that income will more likely than not be sufficient to recognize fully all deferred tax assets.

In addition, the Company has capital loss carryforwards of $39.5 million ($13.8 million tax) which were incurred in 1996. At the present time, the Company has reserved the future tax benefit of these loss carryforwards until a time when it believes they can be realized.

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

As of December 31, 1997, the Company had recoverable income taxes on the balance sheet of $4.1 million. Of this amount $2.0 million represents a refund from Inland Revenue in the United Kingdom, which was received in January 1998, and $2.1 million represents a refund from an Internal Revenue Service audit for the Company's 1991-1993 tax years, of which $0.7 million was received in January 1998 and the balance is expected in March 1998.

(5)     Inventories:
        ------------

Inventories are summarized as follows:

                                                                                     (in thousands)
                                                                                  1997             1996
                                                                                --------         --------

        Raw materials                                                           $  8,515          $ 7,867
        Work in process                                                            8,489           14,336
        Finished goods                                                            14,594           11,812
        Inventory reserves                                                        (1,549)          (1,112)
                                                                                --------         --------
        Total Inventories                                                       $ 30,049         $ 32,903
                                                                                ========         ========


(6)     Receivables:
        ------------

Receivables consist of the following components (in thousands):

                                                                                   1997             1996
                                                                                ---------        -------
   U.S. Government
        Billed                                                                  $ 13,802         $ 12,687
        Unbilled                                                                   8,309           14,920
                                                                                --------         --------
                                                                                  22,111           27,607

   Commercial
        Billed                                                                    14,145           16,024
        Allowance for Uncollectible Accounts                                        (394)            (151)
                                                                                --------         --------
                                                                                $ 35,862         $ 43,480
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

Costs charged by the Company to the U.S. Government in the performance of U.S. Government contracts are subject to audit. During 1997, the U.S. Government concluded their audit with respect to 1991 costs. Years 1992 and 1993 are currently under audit.


(7)     Credit Facility:
        ---------------

As of December 31, 1997, the Company has a $75 million, revolving credit loan and letter of credit facility ("Credit Agreement"). Within the Credit Agreement, the Company can issue up to $60 million in letters of credit. Borrowings are available up to $75 million less outstanding letters of credit. At the Company's option, borrowings bear interest at alternate rates based on (1) the highest of the U.S. prime rate, the 90 day commercial paper rate, or the Federal Funds rate plus 50 basis points or (2) LIBOR plus 200 basis points. The facility is secured by certain accounts receivable, inventory, machinery and equipment and intangibles. The facility contains various affirmative and negative covenants, including restrictions on dividends and certain financial covenants. The Credit Agreement was amended effective December 31, 1997, which, among other provisions, replaced all financial covenants, except limitations on capital expenditures, by a financial covenant specifying a maximum leverage ratio. The financial covenant related to limitations on capital expenditures was increased. The facility expires on January 1, 1999.

As of December 31, 1997, $16.1 million of letters of credit were outstanding under the facility, there were no borrowings outstanding ($58.9 million was available) and all financial covenants have been satisfied.

(8)     Long-Term Debt:
        ---------------

Long-term debt at December 31, 1997 and 1996 consisted of the following:

                                                                             (in thousands)
                                                                    1997                          1996
                                                         -------------------------      -----------------------
                                                          Carrying          Fair         Carrying        Fair
                                                            Value           Value          Value         Value
                                                         ---------       ---------      ---------     ---------

  9.875% Senior Notes                                    $ 158,270       $ 164,600      $ 174,000     $ 180,960
  Mortgage Notes                                             3,580           3,580         11,076        11,076
  Obligations under Capital Lease                              184             184          1,180         1,180
                                                         ---------       ---------      ---------     ---------
   Total                                                   162,034       $ 168,364        186,256     $ 193,216
                                                                         =========                    =========

 Less - Current Maturities                                    (639)                        (2,100)
                                                         ---------                      ---------

 Long-Term Debt                                          $ 161,395                      $ 184,156
                                                         ==========                     =========


The 9.875% Senior Notes are due October 1, 1999. Interest is payable semi-annually on April 1 and October 1. During the fourth quarter of 1997, the Company purchased in the market $15.7 million of Senior Notes at market prices. These Senior Notes have been returned to the Indenture Trustee for retirement.

Mortgage notes are secured by real property, are due at various dates through 2009 and bear interest at rates ranging from 7.5% to 10.52%.

The fair value estimates were made as follows: the Senior Notes were based on the market price at which the debt traded near year-end; and the mortgages were based on carrying value given their collateralized nature.

The scheduled principal payments for long-term debt are as follows: 1998 - $0.6 million; 1999 - $ 158.5 million; 2000 - $0.3 million; 2001 - $0.3 million; and
2002 and after - $ 2.3 million.

(9)      Leases:
         -------

The Company leases manufacturing equipment under operating leases. Operating lease expense for continuing operations was approximately $4.7 million, $3.9 million, and $4.1 million in 1997, 1996, and 1995, respectively. Rental commitments under non-cancelable operating leases as of December 31, 1997 were as follows:

                                                                                (in thousands)
                                                              Discontinued          Continuing
                                                                Operations          Operations       Total
                                                                ----------          ----------       -----
       Year Ending December 31,
          1998                                                 $     375           $  4,957       $   5,332
          1999                                                       133              3,222           3,355
          2000                                                         0              1,279           1,279
          2001                                                         0                118             118
          2002 & Beyond                                                0                298             298
                                                               ---------           --------       ---------
       Total minimum payments required                         $     508           $  9,874       $  10,382
                                                               =========           ========       =========

At the termination of two equipment leases in June 1999, the Company is effectively required to purchase the equipment for a fixed price of approximately 35% of the original lease value. As a result of these provisions and the anticipated need for continued use of the equipment in the Company's operations, the Company currently expects to purchase this equipment. The purchase price would be approximately $4.6 million.

Future minimum lease payments under capital leases and their present value as of December 31, 1997 are as follows:

       Year Ending December 31,                                (in thousands)
          1998                                                $   215
          Less amount representing interest                       (31)
                                                              -------
          Present value of net minimum lease payments         $   184
                                                              =======


(10)     Contingent Liabilities:
         -----------------------

The Company and its subsidiaries are defendants in various lawsuits arising in the ordinary course of business. In the opinion of management, any liability with respect to these matters will not have a material adverse effect on the Company's financial condition, cash flow or results of operations.

The Company has been cooperating with the U.S. Government in a criminal investigation involving possible improprieties at an Army facility where a division of the Company was a supplier. The Company has furnished documents and other requested information and denies any wrongdoing. This investigation is ongoing and could result in sanctions by the Government which could affect the Company's ability to obtain future Government contracts.

See, also Note (3) with reference to discontinued businesses.


(11)     Pension and Retirement Benefits Plans:
         --------------------------------------

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

The components of net periodic pension expense and the actuarial assumptions used in accounting for the benefit plans for the years ended December 31 are as follows:


(dollars in thousands)                                          1997               1996              1995
--------------------------------------------------------------------------------------------------------------

Service cost                                                  $ 1,774           $  2,054           $ 2,558
Interest cost on projected
 benefit obligation                                             5,827              5,385             5,408
Actual (gain) on plan assets                                  (13,173)            (8,880)          (10,866)
Net amortization and deferral of
 actuarial gains                                                6,444              2,716             5,811
FAS 88 curtailment during the year                                127                  0                 0
                                                              -------            -------           -------
                                                              $   999            $ 1,275           $ 2,911
                                                              =======            =======           =======

Assumptions:
 Weighted average discount rates                                7.50%              7.50%             7.50%
 Rate of increase in compensation
  levels                                                        5.00%              5.00%             5.00%
 Expected long-term rate
  of return on assets                                          10.00%             10.00%            10.00%


The funded status of the Company's domestic and international plans, along with the reconciliation to amounts reported in the consolidated balance sheets, were as follows:


                                                            December 31, 1997              December 31, 1996
                                                            -----------------              -----------------
                                                          Assets         Accum.          Assets        Accum.
                                                          Exceed         Benefits        Exceed        Benefits
                                                          Accum.         Exceed          Accum.        Exceed
(in thousands)                                            Benefits       Assets          Benefits      Assets
-------------------------------------------------------------------------------------------------------------------

Actuarial Present Value of
  Benefit Obligations:
Accumulated
 benefit obligations                                    $ 67,273       $ 15,086         $ 58,387      $ 15,109
                                                        ========       =========        ========      ========
Vested benefit obligations                              $ 64,542       $ 14,894         $ 56,034      $ 14,809
                                                        ========       =========        ========      ========
Plan assets at fair value                                 78,035              0           66,209             0
Projected benefit obligations                            (69,425)       (15,342)         (59,686)      (15,180)
                                                        --------       --------         --------      --------
Assets over (under) projected
 benefit obligation                                        8,610        (15,342)           6,523       (15,180)
Unrecognized net (assets)                                 (3,192)             0           (3,761)            0
Unrecognized net loss                                      6,632          3,349            7,605         3,479
Unrecognized prior service cost                              673              0              444             0
Adjustment required to
 recognize minimum liability                                   0         (3,093)               0        (3,408)
                                                        --------       --------         --------      --------
Prepaid pension cost asset
 (liability)                                            $ 12,723       $(15,086)        $ 10,811      $(15,109)
                                                        ========       ========         ========      ========


The plans' assets consist primarily of listed common stocks, corporate and government bonds, real estate investments, and cash and cash equivalents. The plans' assets included 27,621 shares of the Company's Class B Common Stock as of December 31, 1997 and 1996, respectively.

(12) Capital Stock:
     -------------

Each share of Class A Common Stock is entitled to one-twentieth of one vote per share, while each share of the Class B Common Stock is entitled to one vote per share, except, in each case, with respect to shares beneficially owned by certain persons coming within the definition of a Substantial Stockholder (as defined in the Company's Restated Certificate of Incorporation, as amended), in which case the voting rights of such stock are governed by the appropriate provisions of the Company's Restated Certificate of Incorporation.

Earnings per share ("EPS") were calculated using the following share data. Reconciliation of the numerators and denominators of the basic and diluted EPS calculations:

For the Year Ended December 31, 1997
------------------------------------

                                                           Income                Shares                Per Share
                                                           (Numerator)       (Denominator)             Amount
                                                           -----------       -------------             ------
Basic EPS
   (Loss) available to common
    stockholders                                           $ (2,506)              18,411                $(0.14)
Effect of Dilutive Securities
   Stock Options                                                                     239
Diluted EPS
   (Loss) available to common
      stockholders and assumed
      conversions                                          $ (2,506)              18,650                $(0.14)

  Options to purchase shares of common stock which were outstanding as of December 31, 1997, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares are as follows:

  Grant Date                 # of Shares          Option Price               Expiration Date
  ----------                 -----------          ------------               ---------------
  April 16, 1996                 1,000             $13.1875                  April 16, 2003
  August 27, 1996                9,000             $13.50                    August 27, 2003
  September 22, 1997           200,000             $13.75                    September 22, 2004


For the Year Ended December 31, 1996
------------------------------------

                                                   Income                Shares        Per Share
                                                 (Numerator)          (Denominator)      Amount
                                                 -----------          -------------      ------
Basic EPS
   Income available to common
      stockholders                                  $23,300                18,371         $1.27
Effect of Dilutive Securities
   Stock Options                                                             357
Diluted EPS
   Income available to common
      stockholders and assumed
      conversions                                   $23,300                18,728         $1.24

  Options to purchase shares of common stock which were outstanding as of December 31, 1996, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares are as follows:

  Grant Date            # of Shares                Option Price              Expiration Date
  ----------            -----------                ------------              ---------------

  August 27, 1996          9,000                      $13.50                 August 27, 2003


For the Year Ended December 31, 1995
------------------------------------

                                                   Income           Shares                     Per Share
                                                   (Numerator)      (Denominator)              Amount
                                                   -----------      -------------              ------
  Basic EPS
      (Loss) available to common
      stockholders                                 $(16,090)            17,987                 $(0.89)
  Effect of Dilutive Securities
      Stock Options                                                        215
  Diluted EPS
      (Loss) available to common
      stockholders and assumed
      conversions                                  $(16,090)            18,202                 $(0.89)

  Options to purchase shares of common stock which were outstanding as of December 31, 1995, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares are as follows:

  Grant Date             # of Shares               Option Price              Expiration Date
  ----------             -----------               ------------              ---------------
  July 18, 1995             72,000                   $10.00                    July 18, 2002


(13)            Stock Options:
                --------------

The Figgie International Inc. Key Employees' Stock Option Plan ("The Stock Option Plan") was approved by stockholders on October 19, 1994. The Company accounts for this plan under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for stock options been determined consistent with FASB Statement No. 123, the Company's operating results would have been calculated as follows:

                                                      1997                1996                 1995
                                                   ---------           ----------           -------

Net Income (Loss):
      As Reported                                   $(2,506)            $ 23,300             $(16,090)
      Pro Forma                                     $(3,322)            $ 22,600             $(16,486)
Primary EPS:
      As Reported                                    $(0.14)               $1.27               $(0.89)
      Pro Forma                                      $(0.18)               $1.23               $(0.92)
Fully Diluted EPS:
      As Reported                                    $(0.14)               $1.24               $(0.89)
      Pro Forma                                      $(0.18)               $1.21               $(0.92)

The Company may grant options for up to 1,500,000 shares. The stock option plan allows for grants below the stock's market price, however, option exercise prices typically equal the stock's market price on the date of grant. Options generally vest after three years and expire after seven years.

A summary of the status of the Stock Option Plan at December 31, 1997 and 1996 and changes during the years then ended is presented in the table and narrative below:


                                                        1997                               1996
                                            -----------------------           ------- ---------
                                             Shares         Wtd Avg            Shares          Wtd Avg
                                             (000)         Ex Price            (000)          Ex Price
                                            -------        --------           -------         --------

Outstanding, Beg of year                    889.4           $  7.92            769.5           $  7.12
Granted                                     523.0             12.07            237.5             11.26
Exercised                                   (81.2)             5.45            (23.8)             7.63
Forfeited                                  (237.4)             8.86            (93.8)             9.86
Canceled                                    (92.5)             7.38             (0.0)             0.00
                                            -----                              -----
Outstanding, End of year                  1,001.3           $ 10.12            889.4           $  7.92

Exercisable at end of year                  482.6           $  7.65            292.6           $  7.06

Weighted average fair value
  of options granted                                        $  7.19                            $  5.77


Of the 1,001,267 options outstanding at December 31, 1997, 569,100 have exercise prices between $6.50 and $11.63, with a weighted average exercise price of $7.90 and a weighted average remaining contractual life of 4.3 years. 462,611 of these options are exercisable. The remaining 432,167 options have exercise prices between $11.88 and $13.75, with a weighted average price of $13.04 and a weighted average remaining contractual life of 6.7 years. 20,001 of these options are exercisable.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for the five option grants in 1997: risk-free interest rates of
6.23 percent, no expected dividend yield, expected life of 7.0 years, expected volatility of 39.90 percent.


(14)     Restricted Stock Purchase Plans:
         --------------------------------

Under the 1993 Restricted Stock Purchase Plan for Employees ("Employee Plan"), up to 800,000 shares of Common Stock were authorized for issuance. On December 4, 1996, the Board decided to terminate the Employee Plan, effective January 2, 1997, and all restrictions on outstanding shares lapsed. Accordingly, the Company wrote-off in 1996 all unearned compensation with respect to this plan.

Under the 1993 Restricted Stock Purchase Plan for Directors ("Director Plan"), up to 75,000 shares of Class B Common Stock are authorized for possible issuance and certain directors of the Company have been granted the right to purchase shares of Class B Common Stock at prices substantially below market value. In general, restrictions under the Director Plan lapse on July 1, 1998. At December 31, 1997, 15,000 shares of Class B Common Stock, were outstanding under the Director Plan.

The original excess of market price over purchase price at date of grant for the Director Plan, $0.6 million, was deferred as Unearned Compensation and is being amortized as compensation expense over the restricted period.

Unamortized amounts (unearned compensation) are shown as a reduction of stockholders' equity. The following amounts were amortized to expense:

                                             (in thousands)
                                    1997            1996            1995
                                   ------          ------          ------
    Employee Plan                  $    -          $  904          $  862
    Director Plan                      50              69              90
                                   ------          ------          ------
      Total                        $   50          $  973          $  952
                                   ======          ======          ======

In 1996, the Company loaned to an executive officer and director, $430,000 with interest at the applicable federal rate in lieu of the officer and director selling stock and using the proceeds to repay a loan he incurred in order to pay federal income taxes resulting from his purchase of 75,000 shares of Common Stock pursuant to his employment contract issued through the Employee Plan. In 1997, the Company paid the executive a bonus in an amount equal to the accrued interest, grossed-up for applicable taxes, and the executive officer and director repaid the principal in full with interest.


(15)     Employee Stock Bonus Plan:
         --------------------------

Under the Stock Bonus Trust and Plan, shares of the Company's Class B Common Stock are allocated to eligible employee accounts each December 31 based on salary. The Company did not make contributions to this plan in 1997, 1996, or 1995. The Stock Plan held 631,577 and 269,074 shares of the Company's Class B Common Stock as of December 31, 1997 and 1996, respectively.


(16)     Extraordinary Item - Early Extinguishment of Debt:
         --------------------------------------------------

On October 9, 1997, the Company prepaid the mortgage on its Willoughby, Ohio headquarters. The cash payment of $7.2 million included a $0.6 million yield maintenance premium to retire the debt before its maturity date of February 1, 2005. Also, in December 1997, the Company paid $16.4 million to extinguish $15.7 million of its Senior Notes due October 1, 1999. The payment included a $0.7 million premium for the early retirement of the debt. Accordingly, the Company recorded an extraordinary after tax loss of $0.8 million on the premiums to pay-off the headquarter mortgage and the extinguishment of $15.7 million of senior notes.


(17)     Industry Segment Data:
         ----------------------

The Company's operations are conducted through two business segments. These segments are described in Part I, Item 1 on page 4 of this Form 10-K.

Page 7 contains a summary of certain financial data for each business segment for 1997, 1996 and 1995. Information concerning the content of this financial data is as follows: Intersegment and foreign sales are immaterial. Operating profit is total revenue less operating expenses (cost of sales, SG&A expense and R&D expense). Operating profit does not include restructuring and refinancing costs, interest expense, interest income, or federal and state income taxes. Identifiable assets are those assets used in the Company's operation for each segment. Corporate assets are principally cash and cash equivalents, property and other assets.

                      QUARTERLY FINANCIAL DATA (UNAUDITED)
                      ------------------------------------

This information is required by the Securities and Exchange Commission and is unaudited.

                                                       First          Second            Third           Fourth
                                                      Quarter         Quarter          Quarter         Quarter
                                                      -------         -------          -------         -------
                                                             (in thousands except for per share data)
-------------------------------------------------------------------------------------------------------------------

1997:
-----
    Net sales                                        $ 62,651        $ 62,769         $  60,154       $ 63,028
    Gross profit                                       19,464          19,486            18,250         16,728
    Net income (loss):
      Continuing operations                             1,117           1,587               972         (5,058)
      Discontinued operations                           3,400          (2,992)            1,252         (2,006)
      Extraordinary Loss                                    -               -                 -           (778)
                                                     --------        --------          --------       --------
      Net income (loss)                              $  4,517        $ (1,405)         $  2,224       $ (7,842)
                                                     ========        ========          ========       ========

Per Share Data - Basic EPS:
      Continuing operations                          $   0.06        $   0.09          $   0.05         $(0.27)
      Discontinued operations                            0.19           (0.16)             0.07          (0.11)
      Extraordinary Loss                                    -               -                 -          (0.04)
                                                     --------        --------          --------       --------
      Net income (loss)                              $   0.25        $  (0.07)         $   0.12        $ (0.42)
                                                     ========        ========          ========        =======

Per Share Data - Assuming Dilution:
      Continuing operations                          $   0.06        $   0.09          $   0.05         $(0.27)
      Discontinued operations                            0.18           (0.16)             0.07          (0.11)
      Extraordinary Loss                                    -               -                 -          (0.04)
                                                     --------        --------          --------       --------
      Net income (loss)                              $   0.24        $  (0.07)         $   0.12        $ (0.42)
                                                     ========        ========          ========        =======

-------------------------------------------------------------------------------------------------------------------

1996:
-----
    Net sales                                        $ 55,388        $ 56,429          $ 57,611       $ 57,793
    Gross profit                                       16,787          16,955            17,396         17,081
    Net income (loss):
      Continuing operations                            (1,491)         (1,147)               90         30,213
      Discontinued operations                           5,697           7,566             6,538        (24,166)
                                                     --------        --------          --------       --------
      Net income                                     $  4,206        $  6,419          $  6,628       $  6,047
                                                     ========        ========          ========       ========

Per Share Data - Basic EPS:
      Continuing operations                          $  (0.08)       $  (0.06)         $   0.00       $   1.64
      Discontinued operations                            0.31            0.41              0.36          (1.31)
                                                     --------        --------          --------       --------
      Net income (loss)                              $   0.23        $   0.35          $   0.36       $   0.33
                                                     ========        ========          ========       ========

Per Share Data - Assuming Dilution:
      Continuing operations                          $  (0.08)       $  (0.06)         $   0.00       $   1.62
      Discontinued operations                            0.31            0.41              0.35          (1.30)
                                                     --------        --------          --------       --------
      Net income (loss)                              $   0.23        $   0.35          $   0.35       $   0.32
                                                     ========        ========          ========       ========


1996 fourth quarter adjustments consist of:
1.) $1,000,000 unfavorable, reserve for possible disallowed costs
2.) $2,804,000 favorable, inventory results and warranty experience 3.) $ 710,000 favorable, actuarial pension and self-insurance

-------------------------------------------------------------------------------------------------------------------

Item 9.        Disagreements on Accounting and Financial Disclosure
-------        ----------------------------------------------------

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

 (b)  Identification of Executive Officers
      ------------------------------------

 Information with respect to the executive officers of the Company is set forth under the caption "Executive Officers of the Company" contained in Part I, Item 1 of this report, which information is incorporated herein by reference.


Item 11.       Executive Compensation
               ----------------------

 Information required by this Item is set forth under the captions "Executive Compensation", "Compensation of Directors", "Retirement Plans", "Pension Plan Table" and "Employment and Severance Agreements" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.


Item 12.       Security Ownership of Certain Beneficial Owners and Management
               --------------------------------------------------------------

 Information required by this Item is set forth under the captions "Principal Stockholders" and "Stock Ownership of Directors, Nominees for Directors and Executive Officers" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.


Item 13.       Certain Relationships and Related Transactions
               ----------------------------------------------

 Information required by this Item is set forth under the caption "Certain Transactions" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

                                     PART IV
                                     -------

Item 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K
--------       ---------------------------------------------------------------

                                                                                                       Page
                                                                                                        No.
                                                                                                       ---
(a)     Financial Statements, Schedules and Exhibits:
        ---------------------------------------------

  1.    Financial Statements
        --------------------
        Included in Part II of this report:

        Report of Independent Public Accountants                                                          23

        Consolidated Statements of Operations for the
        Years Ended December 31, 1997, 1996, and 1995                                                     24

        Consolidated Balance Sheets at December 31, 1997 and 1996                                      25-26

        Consolidated Statements of Stockholders' Equity for the
        Years Ended December 31, 1997, 1996, and 1995                                                     27

        Consolidated Statements of Cash Flows for the
        Years Ended December 31, 1997, 1996, and 1995                                                     28

        Notes to Consolidated Financial Statements                                                     29-43

        Quarterly Financial Data (Unaudited)                                                              44


  2.    Schedules
        ---------
        Included in Part IV of this report:

        Schedule II -  Valuation and Qualifying Accounts for
        the Years Ended December 31, 1997, 1996 and 1995                                                  50

        Report of Independent Public Accountants                                                          51


  3.    Exhibits:
        ---------

        (3)  Articles of incorporation and by-laws:

             (i) The Restated Certificate of Incorporation of the Company, as amended, included as Exhibit 3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, File No. 1-8591, is hereby incorporated herein by reference.

             (ii) The Bylaws of the Company, as amended and restated effective November 26, 1996, included as Exhibit 3(ii) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, File No 1-8591, is hereby incorporated by reference.

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

             (iii) Indenture, dated as of October 1, 1989, between Figgie International Inc. and Continental Bank, National Association, as Trustee, with respect to the 9.875% Senior Notes due October 1, 1999, included as Exhibit (4) (c) to the Company's Annual Report on Form 10-K for the year ended December 31, 1989, is hereby incorporated herein by reference. State Street Trust succeeded Continental Bank as Trustee pursuant to an agreement dated as of February 7, 1994, which was included as Exhibit
                            (4)(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, and is hereby incorporated herein by reference.

        (10)       Material contracts:

             (i)* The Company's Compensation Plan for Executives, included as Exhibit (3)(10)(b) to the Company's Form 8-B filed October 19, 1983 with the Commission, is hereby incorporated herein by reference.

             (ii)* The Company's Senior Executive Benefits Program, as amended, included as Exhibit (19) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1988, is hereby incorporated herein by reference.

             (iii)* The Company's 1983 Deferred Compensation Agreement, included as Exhibit (3)(10)(f) to the Company's Form 8-B filed on October 19, 1983 with the Commission, is hereby incorporated herein by reference.

             (iv)* The Company's 1982 Deferred Compensation Agreement, included as Exhibit 10(g) to the Company's Annual Report on Form 10-K for the year ended December 31, 1984, File No. 1-8591, is hereby incorporated herein by reference.

             (v)* The Company's Split Dollar Life Insurance Plan, included as Exhibit 10(h) to the Company's Annual Report on Form 10-K for the year ended December 31, 1985, File No. 1-8591, is hereby incorporated herein by reference.

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

             (ix)* Employment agreement dated July 1, 1994, by and between the Company and Steven L. Siemborski, included as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, is hereby incorporated herein by reference.

             (x)* Employment Agreement, dated as of January 1, 1995, by and between John P. Reilly and the Company, included as Exhibit 10(p) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, is hereby incorporated herein by reference.

             (xi) Credit Agreement between the Company and General Electric Capital Corporation, dated as of December 19, 1995; Waiver and Amendment No. 1 dated as of January 30, 1996; Amendment No. 2 dated as of February 19, 1996, included as Exhibit 10(xiv) on Form 10-K for the year ended December 31, 1995, is hereby incorporated herein by reference.

             (xii)* Management Agreement, dated February 1, 1996, by and between Robert D. Vilsack and the Company, included as Exhibit 10(xii) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, is hereby incorporated by reference.

             (xiii)* Retention Agreement, dated March 20, 1996, by and between Robert D. Vilsack and the Company, included as Exhibit 10 (xiii) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, is hereby incorporated by reference.

             (xiv)* Management Agreement, dated December 9, 1994, by and between Glen W. Lindemann and the Company, included as Exhibit 10 (xv) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, is hereby incorporated by reference.

             (xv)* Retention Agreement, dated July 17, 1996, by and between Glen W. Lindemann and the Company, included as Exhibit 10 (xvi) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, is hereby incorporated by reference.

             (xvi) Amendment No. 3, dated June 6, 1996, to the Credit Agreement between the Company and General Electric Capital Corporation, included as Exhibit 10 (xvii) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, is hereby incorporated by reference.

             (xvii)* Executive Arrangement, approved by the Management Development, Compensation and Nominating Committee of the Board of Directors on February 18, 1997, included as Exhibit 10 (a) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, is hereby incorporated by reference.

             (xviii)* Amended and Restated Management Agreement, dated June 9, 1997, by and between Glen W. Lindemann and the Company, included as Exhibit 10 (b) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, is hereby incorporated by reference.

             (xix)* Amended and Restated Management Agreement, Dated June 11, 1997, by and between William J. Sickman and the Company, included as Exhibit 10 (c) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, is hereby incorporated by reference.

             (xx)* Amended and Restated Management Agreement, dated June 11, 1997, by and between Robert D. Vilsack and the Company, included as Exhibit 10 (d) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, is hereby incorporated by reference.

             (xxi)* Letter Agreement, dated October 15, 1997, by and between Glen W. Lindemann and the Company, included as Exhibit 10 (e) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, is hereby incorporated by reference.

             (xxii) Amendment No. 4, dated February 9, 1998 and effective December 31, 1997, to the Credit Agreement between the Company and General Electric Capital Corporation.

             *     Management contracts or compensatory plans filed pursuant to
                   Item 14(c) of the Form 10-K.

  (21)       Subsidiaries of the Company

  (23)       Consents of Independent Public Accountants

  (27)       Financial Data Schedule

(b)     Reports on Form 8-K:
        --------------------

        Form 8-K dated November 17, 1997, filed November 26, 1997. Form 8-K dated December 31, 1997, filed January 6, 1998.

(c)     See Exhibits to this report.

(d)                                                                 SCHEDULE II


                   FIGGIE INTERNATIONAL INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)


                                                               Balance,        Charged       Amounts       Balance,
                                                              Beginning       to Costs       Charged        End of
          Description                                          of Year       & Expenses        Off           Year
-------------------------------------------------------------------------------------------------------------------


ALLOWANCE FOR UNCOLLECTIBLE
TRADE ACCOUNTS RECEIVABLES

 Year ended December 31, 1997                                 $   151          $   260       $   (17)       $   394
                                                              =======          =======       =======        =======

 Year ended December 31, 1996                                 $   174          $    74       $   (97)       $   151
                                                              =======          =======       =======        =======

 Year ended December 31, 1995                                 $    24          $   256       $  (106)       $   174
                                                              =======          =======       =======        =======




ALLOWANCE FOR PROPERTIES
HELD FOR SALE

 Land and Land Improvements                                   $ 5,344          $     -       $  (167)       $ 5,177
 Building and Leasehold Improvements                               -                 -             -              -
                                                              -------          -------       -------        -------
 Year ended December 31, 1997                                 $ 5,344          $     0       $  (167)       $ 5,177
                                                              =======          =======       =======        =======

 Land and Land Improvements                                   $ 7,694                -       $(2,350)       $ 5,344
 Building and Leasehold Improvements                            3,490                -        (3,490)             -
                                                              -------          -------       -------        -------
 Year ended December 31, 1996                                 $11,184          $     0       $(5,840)       $ 5,344
                                                              =======          =======       =======        =======

 Land and Land Improvements                                   $12,772                -       $(5,078)       $ 7,694
 Building and Leasehold Improvements                            4,083                -          (593)         3,490
                                                              -------          -------       -------        -------
 Year ended December 31, 1995                                 $16,855          $     0       $(5,671)       $11,184
                                                              =======          =======       =======        =======


ALLOWANCE FOR DEFERRED
DIVESTITURE PROCEEDS

 Year ended December 31, 1997                                 $21,743          $ 6,479       $  (260)       $27,962
                                                              =======          =======       =======        =======

 Year ended December 31, 1996                                 $20,825          $ 8,519       $(7,601)       $21,743
                                                              =======          =======       =======        =======

 Year ended December 31, 1995                                 $     0          $20,825       $     0        $20,825
                                                              =======          =======       =======        =======

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------




To the Board of Directors
and Stockholders,
Figgie International Inc.

We have audited in accordance with generally accepted auditing standards, the financial statements of Figgie International Inc. and Subsidiaries included in this Form 10K, and have issued our report thereon dated February 23, 1998. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



ARTHUR ANDERSEN LLP

      /s/


Cleveland, Ohio,
February 23, 1998

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            FIGGIE INTERNATIONAL INC.
                                            (Company)


                                            By        /s/
                                               -------------------------------
Date: March 10, 1998                               S. L. Siemborski
                                                   Senior Vice President and
                                                   Chief Financial Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed as of March 10, 1998 by the following persons on behalf of the Company and in the capacities indicated.



By          /s/                                By          /s/
  ---------------------------------------         ------------------------------
  G. W. Lindemann, Principal                          H. Nesbit, II, Director
  Executive Officer & Director




By           /s/                               By          /s/
  ---------------------------------------         ------------------------------
  F. J. Brinkman, Director                            R.P. Collins, Director




By           /s/                               By          /s/
  ---------------------------------------         ------------------------------
  J.P. Reilly, Director                               S. L. Siemborski, Director
                                                      (Principal financial and
                                                      accounting officer)



By           /s/
  ---------------------------------------
  F. R. McKnight, Director

                                  EXHIBIT INDEX
                                  -------------

(3)     Articles of incorporation and by-laws:

        (i) The Restated Certificate of Incorporation of the Company, as amended, included as Exhibit 3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, File No. 1- 8591, is hereby incorporated herein by reference.

        (ii) The Bylaws of the Company, as amended and restated effective November 26, 1996, included as Exhibit 3(ii) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, File No 1-8591, is hereby incorporated by reference.


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

        (iii) Indenture, dated as of October 1, 1989, between Figgie International Inc. and Continental Bank, National Association, as Trustee, with respect to the 9.875% Senior Notes due October 1, 1999, included as Exhibit (4)(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 1989, is hereby incorporated herein by reference. State Street Trust succeeded Continental Bank as Trustee pursuant to an agreement dated as of February 7, 1994, which was included as Exhibit (4)(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, and is hereby incorporated herein by reference.

(10)    Material contracts:

        (i) The Company's Compensation Plan for Executives, included as Exhibit (3)(10)(b) to the Company's Form 8-B filed October 19, 1983 with the Commission, is hereby incorporated herein by reference.

        (ii) The Company's Senior Executive Benefits Program, as amended, included as Exhibit (19) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1988, is hereby incorporated herein by reference.

        (iii) The Company's 1983 Deferred Compensation Agreement, included as Exhibit (3)(10)(f) to the Company's Form 8-B filed on October 19, 1983 with the Commission, is hereby incorporated herein by reference.

        (iv) The Company's 1982 Deferred Compensation Agreement, included as Exhibit 10(g) to the Company's Annual Report on Form 10-K for the year ended December 31, 1984, File No. 1-8591, is hereby incorporated herein by reference.

        (v)        The Company's Split Dollar Life Insurance Plan, included as
                   Exhibit 10(h) to the Company's Annual Report on Form 10-K for the year ended December 31, 1985, File No. 1-8591, is hereby incorporated herein by reference.

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

        (ix) Employment agreement dated July 1, 1994, by and between the Company and Steven L. Siemborski, included as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, is hereby incorporated herein by reference.

        (x) Employment Agreement, dated as of January 1, 1995, by and between John P. Reilly and the Company, included as Exhibit 10(p) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, is hereby incorporated herein by reference.

        (xi) Credit Agreement between the Company and General Electric Capital Corporation, dated as of December 19, 1995; Waiver and Amendment No. 1 dated as of January 30, 1996; Amendment No. 2 dated as of February 19, 1996, included as Exhibit 10(xiv) on Form 10-K for the year ended December 31, 1995, is hereby incorporated herein by reference.

        (xii) Management Agreement, dated February 1, 1996, by and between Robert D. Vilsack and the Company, included as Exhibit 10(xii) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, is hereby incorporated by reference.

        (xiii) Retention Agreement, dated March 20, 1996, by and between Robert D. Vilsack and the Company, included as Exhibit 10
                   (xiii) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, is hereby incorporated by reference.

        (xiv) Management Agreement, dated December 9, 1994, by and between Glen W. Lindemann and the Company, included as Exhibit 10
                   (xv) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, is hereby incorporated by reference.

        (xv)       Retention Agreement, dated July 17, 1996, by and between Glen
                   W. Lindemann and the Company, included as Exhibit 10 (xvi) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, is hereby incorporated by reference.

        (xvi) Amendment No. 3, dated June 6, 1996, to the Credit Agreement between the Company and General Electric Capital Corporation, included as Exhibit 10 (xvii) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, is hereby incorporated by reference.

        (xvii) Executive Arrangement, approved by the Management Development, Compensation and Nominating Committee of the Board of Directors on February 18, 1997, included as Exhibit 10 (a) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, is hereby incorporated by reference.

        (xviii) Amended and Restated Management Agreement, dated June 9, 1997, by and between Glen W. Lindemann and the Company, included as Exhibit 10 (b) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, is hereby incorporated by reference.

        (xix) Amended and Restated Management Agreement, Dated June 11, 1997, by and between William J. Sickman and the Company, included as Exhibit 10 (c) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, is hereby incorporated by reference.

        (xx) Amended and Restated Management Agreement, dated June 11, 1997, by and between Robert D. Vilsack and the Company, included as Exhibit 10 (d) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, is hereby incorporated by reference.

        (xxi)      Letter Agreement, dated October 15, 1997, by and between Glen
                   W. Lindemann and the Company, included as Exhibit 10 (e) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, is hereby incorporated by reference.

        (xxii) Amendment No. 4, dated February 9, 1998 and effective December 31, 1997, to the Credit Agreement between the Company and General Electric Capital Corporation.

(21)    Subsidiaries of the Company

(23)    Consent of Independent Public Accountants

(27)    Financial Data Schedule