Form 10-Q
period 1998-03-31
FIGGIE INTERNATIONAL INC /DE/
filed 1998-05-12
CIK 720032

                       SECURITIES AND EXCHANGE COMMISSION
                                 Washington D.C.

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934


For the quarter ended   March 31, 1998  Commission file number  1-8591
                        --------------                          ------


                            FIGGIE INTERNATIONAL INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                           52-1297376
------------------------------------                ---------------------------
  (State or other jurisdiction of                            (I.R.S. Employer
   incorporation or organization)                            Identification No.)


  5875 Landerbrook Drive, Suite 250
         Mayfield Heights, Ohio                                    44124
------------------------------------                ---------------------------
(Address of principal executive offices)                         (Zip Code)


                                 (440) 446-1333
                         ------------------------------
                         (Registrant's telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes    X           No
                                         ----           ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.


         Class                               Outstanding as of April 15, 1998
------------------------------------------------------------------------------

Class A Common Stock, par value $.10 per share               13,804,030
Class B Common Stock, par value $.10 per share                4,711,847

                            FIGGIE INTERNATIONAL INC.
                            -------------------------
                                TABLE OF CONTENTS
                                -----------------


   PART I.  FINANCIAL INFORMATION .......................................................................3
      CONSOLIDATED STATEMENTS OF INCOME
      FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997 ................................................3

      CONSOLIDATED BALANCE SHEETS
      MARCH 31, 1998 AND DECEMBER 31, 1997 ..............................................................4

      CONSOLIDATED STATEMENTS OF CASH FLOWS
      FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997 ................................................6

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ........................................................7
          Summary of Significant Accounting Policies ....................................................7
          Receivables ...................................................................................7
          Inventories ...................................................................................8
          Discontinued Operations .......................................................................8
          Income Taxes .................................................................................10
          Credit Facility ..............................................................................10
          Long-Term Debt ...............................................................................11
          Capital Stock ................................................................................11
          Contingent Liabilities .......................................................................12
          Restructuring and Refinancing Costs ..........................................................13
          Extraordinary Item - Early Extinguishment of Debt ............................................13

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS ....................................................14
          Forward-Looking Information ..................................................................14
          Results of Operations Summary ................................................................14
          Scott Aviation ...............................................................................16
          Interstate Electronics Corporation ...........................................................17
          Corporate and Unallocated Costs and Expenses .................................................18
          Financial Position and Liquidity .............................................................18
          Factors Affecting the Company's Prospectus ...................................................20


   PART II.  OTHER INFORMATION .........................................................................23
          LEGAL PROCEEDINGS ............................................................................23
          EXHIBITS AND REPORTS ON FORM 8-K .............................................................23

   SIGNATURES ..........................................................................................24
   EXHIBIT INDEX .......................................................................................25

PART I.  FINANCIAL INFORMATION


                            FIGGIE INTERNATIONAL INC.
                       CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                      (in thousands, except per share data)
                                   (Unaudited)



                                                    March 31,       March 31,
                                                      1998            1998
                                                 --------------  ---------------

Net Sales
   Cost of Sales                                 $      64,861   $      62,651
   Gross Profit on Sales                                46,711          43,187
                                                 -------------   -------------
                                                        18,150          19,464
                                                 -------------   -------------
Operating Expenses:
   Selling, General & Administrative                     9,125           9,742
   Research & Development                                1,986           2,825
                                                 -------------   -------------
Total Operating Expenses                                11,111          12,567
                                                 -------------   -------------

Operating Income                                         7,039           6,897
                                                 -------------   -------------

Other Expense (Income):
   Restructuring and Refinancing Costs                   2,491             131
   Interest Expense                                      4,297           5,453
   Interest Income                                      (1,441)         (1,115)
   Other, Net                                              531             724
                                                 -------------   -------------
Income from Continuing Operations before
   Income Tax and Extraordinary Item                     1,161           1,704
Income Tax                                                 462             587
                                                 -------------   -------------
Income from Continuing Operations
   before Extraordinary Item                               699           1,117

Discontinued Operations, net of tax:
   Income from Operations                                    -           3,400
   (Loss) on Disposal                                        -               -
                                                 -------------   -------------
                                                             -           3,400
Income before Extraordinary Item                           699           4,517
Extraordinary Item - (Loss) on
   Extinguishment of Debt, net of tax                      (80)              -
                                                 -------------   -------------
Net Income                                       $         619   $       4,517
                                                 =============   =============

Weighted Average Shares - Basic                         18,479          18,385
Weighted Average Shares - Diluted                       18,699          18,594

Per Share Data - Basic EPS:
---------------------------
Income from Continuing Operations                $        0.04   $        0.06
Income from Discontinued Operations                          -            0.18
                                                 -------------   -------------
Income Before Extraordinary Item                          0.04            0.24
Extraordinary (Loss)                                     (0.01)             -
                                                 -------------   -------------
Net Income                                       $        0.03   $        0.24
                                                 =============   =============
Per Share Data - Assuming Dilution:
-----------------------------------
Income from Continuing Operations                $        0.04   $        0.06
Income from Discontinued Operations                          -            0.18
                                                 -------------   -------------
Income Before Extraordinary Item                          0.04            0.24
Extraordinary (Loss)                                     (0.01)              -
                                                 -------------   -------------
Net Income                                       $        0.03   $        0.24
                                                 =============   =============

See Notes to Consolidated Financial Statements.


                            FIGGIE INTERNATIONAL INC.
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1998 AND DECEMBER 31, 1997
                                 (in thousands)



ASSETS
                                                                March 31,     December 31,
                                                                  1998            1997
                                                              ------------    ------------
                                                               (Unaudited)
CURRENT ASSETS
Cash and Cash Equivalents                                     $    104,259    $  104,243
Trade Accounts Receivable, less Allowance for
  Uncollectible Accounts of $474 in 1998
  and $394 in 1997                                                  41,958        35,862
Inventories                                                         31,331        30,049
Prepaid Expenses                                                     1,375           885
Recoverable Income Taxes                                                 -         4,120
Current Deferred Tax Asset                                           8,200         6,400
                                                              ------------    ----------
  Total Current Assets                                             187,123       181,559
                                                              ------------    ----------

PROPERTY, PLANT AND EQUIPMENT
Land and Land Improvements                                          42,760        43,732
Buildings and Leasehold Improvements                                24,574        24,103
Machinery and Equipment                                             28,870        28,793
                                                              ------------    ----------
                                                                    96,204        96,628
Accumulated Depreciation                                           (30,581)      (29,275)
                                                              ------------    ----------
   Net Property, Plant and Equipment                                65,623        67,353
                                                              ------------    ----------

OTHER ASSETS

Deferred Divestiture Proceeds and Other, Net                        28,616        29,324
Prepaid Pension Costs                                               12,723        12,723
Intangible Assets                                                    1,931         1,953
Cash Surrender Value of Insurance Policies                           3,526         3,596
Prepaid Finance Costs                                                  930         1,106
Deferred Tax Asset                                                  41,889        44,060
Other                                                                1,818         1,589
                                                              ------------    ----------
   Total Other Assets                                               91,433        94,351
                                                              ------------    ----------
Total Assets                                                  $    344,179    $  343,263
                                                              ============    ==========

                            FIGGIE INTERNATIONAL INC.
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1998 AND DECEMBER 31, 1997
                                 (in thousands)


                                                           March 31,               December 31,
                                                             1998                      1997
                                                         -------------            -------------
                                                         (Unaudited)
LIABILITIES

CURRENT LIABILITIES
Accounts Payable                                          $    18,676              $   19,515
Accrued Insurance Reserves                                     13,197                  12,033
Accrued Compensation                                            6,476                   6,430
Accrued Interest                                                7,840                   3,895
Accrued Environmental Reserve                                   2,991                   3,217
Accrued Liabilities and Expenses                                9,938                   9,329
Current Portion of Long-Term Debt                              45,512                     639
                                                          -----------              ----------
   Total Current Liabilities                                  104,630                  55,058
                                                          -----------              ----------

Long-Term Debt                                                113,292                 161,395
Non-Current Insurance Reserves                                 29,773                  31,410
Other Non-Current Liabilities                                  23,782                  23,804
                                                          -----------              ----------
   Total Liabilities                                          271,477                 271,667
                                                          -----------              ----------


STOCKHOLDERS' EQUITY

Preferred Stock, $1.00 Par Value; Authorized,                       -                       -
     3,217 Shares; Issued and Outstanding, None
Class A Common Stock, $0.10 Par Value;
    Authorized, 18,000 Shares; Issued and
    Outstanding 1998 - 13,779; 1997 - 13,729                    1,378                   1,373
Class B Common Stock, $0.10 Par Value;
    Authorized, 18,000 Shares; Issued and
    Outstanding 1998 - 4,706; 1997 - 4,707                        470                     471
Capital Surplus                                               110,349                 109,871
Accumulated Deficit                                           (39,399)                (40,018)
Unearned Compensation                                             (14)                    (24)
Cumulative Translation                                            (82)                    (77)
                                                          -----------              ----------
   Total Stockholders' Equity                                  72,702                  71,596
                                                          -----------              ----------

Total Liabilities and Stockholders' Equity                $   344,179              $  343,263
                                                          ===========              ==========

See Notes to Consolidated Financial Statements.

                            FIGGIE INTERNATIONAL INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (in thousands)
                                   (Unaudited)

                                                            March 31,          March 31,
                                                              1998               1997
                                                          -----------        ------------

Operating Activities:
 Income from Continuing Operations                       $        619        $     1,117
 Income from Discontinued Operations                                -              3,400
 Adjustments to Reconcile Net Income to Net
  Cash Provided by Operating Activities-
    Depreciation and Amortization                               1,319              1,978
    Amortization of Unearned Compensation                          11                 12
    Other, Net                                                    801                 20
 Changes in Operating Assets and Liabilities
  Accounts Receivable                                          (6,096)            (5,686)
  Inventories                                                  (1,282)              (116)
  Prepaid Items                                                  (490)            (1,073)
  Other Assets                                                    725              3,687
  Accounts Payable                                               (839)            (1,392)
  Accrued Liabilities and Expenses                              5,536              1,160
  Accrued Income Taxes                                          4,486              2,322
  Other Liabilities                                            (1,652)                (1)
                                                         ------------        -----------

 Net Cash Provided by Operating Activities                      3,138              5,428
                                                         ------------        -----------

Investing Activities:
 Capital Expenditures for Continuing Operations                (2,592)            (1,307)
 Capital Expenditures for Discontinued Operations                   -               (676)
 Proceeds from Sale of Property, Plant and Equipment            2,219                 82
 Proceeds from Business Divestitures                                -             (2,699)
                                                         ------------        -----------
Net Cash (Used) by Investing Activities                          (373)            (4,600)
                                                         ------------        -----------
Financing Activities:
 Principal Payments on Debt                                    (3,230)              (322)
 Proceeds from Issuing Common Stock                               482                 37
 Payments to Reacquire Common Stock                                (1)              (385)
                                                         ------------        -----------

Net Cash (Used) by Financing Activities                        (2,749)              (670)
                                                         ------------        -----------

Net Increase in Cash and Cash Equivalents                          16                158

Cash and Cash Equivalents at Beginning of Year                104,243             44,447
                                                         ------------        -----------

Cash and Cash Equivalents at End of Period               $    104,259        $    44,605
                                                         ============        ===========



See Notes to Consolidated Financial Statements.

                   FIGGIE INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The financial information included herein has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and properly reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to present a fair statement of the financial results of operations for the periods covered by this report. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the entire year.



(1)  Summary of Significant Accounting Policies:
     -------------------------------------------

The financial statements have been prepared in accordance with the accounting policies described in Note 1 of the Notes to Consolidated Financial Statements appearing in Figgie International Inc.'s 1997 Form 10-K.


(2) Receivables:
    -----------

Receivables consist of the following components (in thousands):

                                                     March 31,       December 31,
                                                      1998             1997
                                                    ----------       ------------

   U.S. Government
          Billed                                    $   14,373       $   13,802
          Unbilled                                       7,697            8,309
                                                    ----------       ----------
                                                        22,070           22,111

   Commercial
        Billed                                          20,362           14,145
        Allowance for Uncollectible Accounts              (474)            (394)
                                                    ----------       ----------
                                                    $   41,958       $   35,862
                                                    ==========       ==========



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

Costs charged by the Company to the U.S. Government in the performance of U.S. Government contracts are subject to audit. Years 1992 and 1993 are currently under audit.

(3)  Inventories:
     -----------
Inventories consist of the following components (in thousands):





                                 March 31,           December 31,
                                    1998                1997
                                -----------         -------------
Raw Materials                   $     6,299         $      8,515
Work In Process                      12,641                8,489
Finished Goods                       14,354               14,594
Inventory Reserves                   (1,963)              (1,549)
                                -----------         ------------
   Total Inventories            $    31,331         $     30,049
                                ===========         ============


(4) Discontinued Operations:
    -----------------------

SALE OF SNORKEL: On November 17, 1997, the Company sold its Snorkel aerial work platform division. The agreement, as amended, provides for $100 million paid to the Company at closing plus a contingent additional amount. The contingent amount will be the amount of sales of the Snorkel business for the twelve-month period commencing on April 1, 1998 and ending on March 31, 1999 (the "Earn-Out Period") in excess of $140 million, such additional payment not to exceed $20 million, plus 70% of the amount of sales of the Snorkel business during the Earn-Out Period in excess of $160 million, such additional amount not to exceed $30 million. The agreement further provides for the assumption by the purchaser of certain liabilities and operating lease commitments of the Snorkel business. The financial statements do not reflect the contingent additional amount as an asset or as income. Prior year's financial statements have been restated to reflect Snorkel as a discontinued business and are summarized as follows:

                                                      (in thousands)
                                            ------------------------------------
                                               As
                                            Previously                  As
                                            Reported     Snorkel      Restated
                                            --------     -------      --------
Three Months Ended March 31, 1997:

Net Sales                                  $ 107,665   $ (45,014)    $ 62,651
                                           =========   =========     ========
Income from Continuing Operations          $   4,517   $  (3,400)    $  1,117
Income from Discontinued Operations                -       3,400        3,400
                                           ---------   ---------     --------
Net Income                                 $   4,517   $       -     $  4,517
                                           =========   =========     ========



Prior Divestitures:
-------------------

Prior to the sale of Snorkel, the Company divested a number of its businesses. The contract terms under which businesses were divested include representations and warranties, covenants and indemnification provisions made (a) by the Company to purchasers of the businesses and (b) by purchasers of businesses to the Company. Each transaction has contract terms specific to that transaction. The extent of representations and warranties made ranged from those qualified by time, knowledge, and dollar materiality to those representations and warranties which are unqualified. Covenants require the Company to act, or prevent the Company from acting, in a variety of ways, such as not competing with the purchasers of a business. Covenants also require the purchasers to act, or prevent them from acting, in a variety of ways. The duration of covenants ranges from those effective for a specified period of time to those which are indefinite.

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

Deferred divestiture proceeds include management's best estimates of the amounts expected to be realized on the collection of deferred proceeds and sale of residual assets related to discontinued operations. The amounts the Company will ultimately realize could differ materially from the amounts recorded. The Company has a reserve of $27.7 million at March 31, 1998 against these assets, which is presented as a deduction from deferred divestiture proceeds.

(5) Income Taxes:
    ------------

For the three-month periods ended March 31, 1998 and 1997, the following income tax provisions (benefits) have been provided (in thousands):




                                   Three Months             Three Months
                                  March 31, 1998           March 31, 1997
                                  --------------          ---------------

Continuing Operations               $        462          $        587
                                    ============          ============

Discontinued Operations:
   Operations                                  -                 2,216
   Disposal                                    -                     -
                                    ------------          ------------
                                    $          -          $      2,216
                                    ============          ============
Extraordinary Item                  $        (54)         $          -
                                    ============          ============




Net Federal Tax provision amounts have reduced the deferred tax asset.

Recoverable Income Taxes represent refunds claimed from prior taxes paid. The current deferred tax asset as of March 31, 1998 reflects the tax benefits the Company expects to utilize in the succeeding twelve-month period in respect of operating results.


(6) Credit Facility:
    ----------------

As of March 31, 1998, the Company has a $75 million revolving credit loan and letter of credit facility ("Credit Agreement"). Within the Credit Agreement, the Company can issue up to $60 million in letters of credit. Borrowings are available up to $75 million less outstanding letters of credit. At the Company's option, borrowings bear interest at alternate rates based on (1) the highest of the U.S. prime rate, the 90 day commercial paper rate, or the Federal Funds rate plus 50 basis points or (2) LIBOR plus 200 basis points. The facility is secured by certain accounts receivable, inventory, machinery and equipment and intangibles. The facility contains various affirmative and negative covenants, including restrictions on dividends and certain financial covenants. The facility expires on January 1, 1999.

As of March 31, 1998, $16.7 million of letters of credit were outstanding under the facility, there were no borrowings outstanding ($58.3 million was available) and all financial covenants have been satisfied.

(7) Long-Term Debt:
    --------------

Total debt consists of the following components (in thousands):


                                               March 31,         December 31,
                                                    1998               1997
                                             ------------       ---------------
Long-Term Debt:
   9.875% Senior Notes due October 1, 1999   $    155,195       $    158,270
   Mortgage Notes                                   3,547              3,580
   Obligations under Capital Lease                     62                184
                                             ------------       ------------
      Total                                       158,804            162,034
   Less - Current Portion                        (45,512)              (639)
                                             ------------       ------------
   Long Term Debt                            $    113,292       $    161,395
                                             ============       ============




The 9.875% Senior Notes are due October 1, 1999. Interest is payable semi-annually on April 1 and October 1. During the first quarter of 1998, the Company purchased in the market $3.1 million of Senior Notes at market prices. In April, the Company repurchased an additional $45 million of its 9.875% Senior Notes at market prices. As a result, the April repurchases have been classified as current liabilities on the March 31, 1998 balance sheet. These Senior Notes will be returned to the Indenture Trustee for retirement.


(8) Capital Stock:
    -------------

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

Earnings per share ("EPS") for the three month periods ended March 31, 1998 and 1997 were calculated using the following share data. Reconciliation of the numerators and denominators of the basic and diluted EPS calculation are as follows:


                                                                (In thousands)
                                                    Income          Shares    Per Share
For the Three Month Period Ended                  Numerator      Denominator   Amount
--------------------------------                  --------       -----------   ------
      March 31, 1998
      --------------
      Basic EPS
          Income available to
          common stockholders                      $    619       18,479      $ 0.03
      Effect of dilutive securities
           Stock Options                                             220
      Diluted EPS
      Income available to common
               stockholders                        $    619       18,699      $ 0.03


Options to purchase shares of common stock which were outstanding as of March 31, 1998 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares are as follows:

Grant Date            #of Shares     Option Price    Expiration Date
----------            ----------     ------------    ---------------
April 16, 1996          1,000        $13.1875        April 16, 2003
August 27, 1996         9,000        $13.50          August 27, 2003
September 22, 1997    200,000        $13.75          September 22, 2004
March 9, 1998          88,500        $13.125         March 9, 2005


For the Three Month Period Ended                                (In thousands)
--------------------------------                   Income           Shares
March 31, 1997                                   Numerator        Denominator   Per Share Amount
--------------                                   ---------        -----------   ----------------

     Basic EPS
     Income available to                          $  4,517        18,385            $ 0.24
              common stockholders
     Effect of dilutive securities                                   209
              Stock Options
     Diluted EPS
     Income available to                           $ 4,517        18,594            $ 0.24
              common stockholders


     Options to purchase shares of common stock which were outstanding as of March 31, 1997 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares are as follows:



Grant Date              #of Shares       Option Price       Expiration Date
----------              ----------       ------------      ----------------

April 16, 1996            1,000          $13.1875           April 16, 2003
April 30, 1996            5,000          $13.00             April 30, 2003
August 27, 1996           9,000          $13.50             August 27, 2003
February 4, 1997        273,500          $12.375            February 4, 2004

(9) Contingent Liabilities :
    ----------------------

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

See, also Note (4) with reference to discontinued businesses.

(10) Restructuring and Refinancing Costs:
     ------------------------------------

In the fourth quarter of 1997, in light of limited market success for Interstate Electronics' commercial products and the need for further product development expenditures, the Company undertook a number of steps to evaluate Interstate Electronics' products. The Company concluded that several classes of products did not have a competitive market position or required additional product development costs that could not be economically justified. As a result, the Company decided to curtail certain classes of products. Specifically, the Company decided to (1) stop the development and new sales activities of GPS-based airport landing systems with the intent to reconsider the market at the time that wide area or local area augmentation system standards are promulgated; (2) cease manufacturing and further development of communication modems and focus its communication business on providing service to Eastern European military applications; (3) cease further Company-funded development of a GPS avionic product for a specific commercial customer; and (4) limit marketing efforts for the certified 9002 flight management system to military customers.

As a result of these decisions, the Company incurred the expected 1998 first quarter restructuring charge, representing primarily severance costs at Interstate Electronics, of approximately $2.3 million. Further, the Company expects to incur additional severance costs in the second quarter of 1998 of approximately $0.3 million which will be charged to second quarter results.


(11) Extraordinary Item - Early Extinguishment of Debt:
     --------------------------------------------------

In March 1998 the Company paid $3.3 million to extinguish $3.1 million of its Senior Notes due October 1, 1999. The payment included $0.1 million premium for the early retirement of the debt and $0.1 million of accrued interest. Accordingly, the Company recorded an extraordinary after tax loss of $0.1 million on the premiums to extinguish $3.1 million of Senior Notes.

In April 1998, the Company repurchased an additional $45 million of it 9.875% Senior Notes at a premium. The premium, along with premiums related to any future second quarter debt repurchases, will be recorded as an extraordinary loss in the Company's second quarter results.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD LOOKING INFORMATION: Information contained in this Report includes forward-looking statements, which can be identified by the use of forward-looking terminology such as "believes," "may," "will," "expects," "intends," "plans," "anticipates," "estimates" or "continues" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. The Company undertakes no obligation to revise these forward-looking statements to reflect any future events or circumstances. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences are discussed under the caption "Factors Affecting the Company's Prospects."


RESULTS OF OPERATIONS SUMMARY
-----------------------------
(in thousands)                                    First Qtr.             First Qtr.
                                                    1998                   1997                   `98 vs `97
                                                  --------                --------                ----------

Net Sales                                         $ 64,861                $ 62,651                $  2,210
 Cost of Sales                                      46,711                  43,187                   3,524
                                                  --------                --------                --------
Gross Profit on Sales                               18,150                  19,464                  (1,314)
% of Net Sales                                        28.0%                   31.1%
Operating Expenses:
      Selling, General and
         Administrative                              9,125                   9,742                    (617)
 Research & Development                              1,986                   2,825                    (839)
                                                  --------                --------                --------
Total Operating Expenses                            11,111                  12,567                  (1,456)
                                                  --------                --------                --------

Operating Income                                     7,039                   6,897                     142
                                                  --------                --------                --------
      % of Net Sales                                  10.9%                   11.0%
Other Expense (Income):
      Restructuring and
         Refinancing Costs                           2,491                     131                   2,360
      Interest Expense                               4,297                   5,453                  (1,156)
      Interest Income                               (1,441)                 (1,115)                   (326)
      Other, Net                                       531                     724                    (193)
                                                  --------                --------                --------
Income from Continuing
      Operations before Income Tax
         and Extraordinary Item                      1,161                   1,704                    (543)
Income Tax                                             462                     587                    (125)
                                                  --------                --------                --------
Income from Continuing
      Operations before
         Extraordinary Item                            699                   1,117                    (418)
Discontinued Operations, net
      of tax                                            --                   3,400                  (3,400)
Extraordinary Item - (Loss)
      on Extinguishment of Debt,
         net of tax                                    (80)                     --                     (80)
                                                  --------                --------                --------
Net Income                                        $    619                $  4,517                $ (3,898)
                                                  ========                ========                ========


For the first three months of 1998, Net Sales increased $2.2 million, or 3.5%, to $64.9 million from Net Sales of $62.7 million for the same period in 1997. Net Sales increased at Scott by $6.2 million, and decreased at Interstate Electronics by $4.0 million.

Gross Profit for the first quarter was lower by $1.3 million to $18.2 million and represented 28.0% of Net Sales as compared to 31.1% in 1997.

Selling, General and Administrative expenses for the first quarter improved as a percentage of Net Sales to 14.1% in 1998, compared to 15.5% in 1997. Lower corporate expenses were responsible for the majority of the improvement.

Research and Development costs for the first quarter, as a percentage of Net Sales, were 3.1% in 1998, compared to 4.5% in 1997. Lower first quarter 1998 Research and Development expenses at Interstate Electronics, reflecting fewer classes of products as a result of the restructuring, were primarily responsible for the decrease.

Operating Income for the first quarter amounted to $7.0 million in 1998, as compared to Operating Income of $6.9 million in 1997.

Income taxes for continuing operations for the first quarters of 1998 and 1997 were $0.5 million and $0.6 million respectively. In 1997, Discontinued Operations, net of tax, consists of the operating results of the Snorkel division which was sold on November 17, 1997.

Income from Continuing Operations in the first quarter of 1998 decreased compared to the corresponding period of 1997. The decrease was due principally to the $2.3 million restructuring charge, which represented primarily severance costs at IEC, partially offset by lower interest expense.


SEGMENT INFORMATION

The Company has operations in two reporting segments, Scott Aviation and Interstate Electronics Corporation. The results of operations are most meaningful when analyzed and discussed in this manner.

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

The results of operations for Scott were as follows:


                                                   First Qtr.       First Qtr.
RESULTS OF OPERATIONS SUMMARY                        1998              1997           `98 vs `97
-----------------------------                      ----------     ----------          ----------
               (in thousands)
Net Sales                                          $   46,214     $   39,958          $    6,256
 Cost of Sales                                         31,311         27,173               4,138
                                                   ----------     ----------          ----------
Gross Profit on Sales                                  14,903         12,785               2,118
% of Net Sales                                          32.2%          32.0%
Operating Expenses:
 Selling, General & Administration                      3,904          3,644                 260
 Research & Development                                   891          1,178                (287)
                                                   ----------     ----------          ----------
Total Operating Expenses                                4,795          4,822                 (27)
                                                   ----------     ----------          ----------
Operating Income                                   $   10,108     $    7,963          $    2,145
                                                   ----------     ----------          ----------
% of Net Sales                                          21.9%          19.9%


Discussion of 1998 Compared to 1997:
------------------------------------

Net Sales for the first quarter of 1998 increased approximately 16% compared to Net Sales for the first quarter 1997 due to increased shipments of oxygen products to aviation/government customers of approximately $3.7 million, or 18%, and increased shipments of products, principally Air-Paks, to health and safety customers of approximately $2.6 million, or 13%. Sales to the U.S. Government under a contract that was completed in February 1998 were approximately $3.1 million and $2.5 million for the first quarter of 1998 and 1997 respectively.

Gross Margin increased for the three months due to significant increased sales volume in the major product lines.

Selling, General and Administrative expenses have increased in dollar amounts due to significantly increased sales but are down as a percentage of Net Sales when compared to the same period for 1997. Research and Development expenses in 1998 are slightly lower for the first quarter.





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

As discussed on page 13, Note 10, the Company decided to curtail several classes of products as part of a restructuring of IEC.

The results of operations for Interstate Electronics were as follows:

                                                 First Qtr.     First Qtr.
RESULTS OF OPERATIONS SUMMARY                      1998            1997          `98 vs `97
-----------------------------                     ---------     ----------      -----------
                (in thousands)
Net Sales                                         $  18,647     $   22,693       $  (4,046)
 Cost of Sales                                       15,400         16,014            (614)
                                                  ---------     ----------       ---------
Gross Profit on Sales                                 3,247          6,679          (3,432)
% of Net Sales                                        17.4%          29.4%
Operating Expenses:
 Selling, General & Administration                    2,975          3,303            (328)
 Research & Development                               1,095          1,647            (552)
                                                  ---------     ----------       ---------
Total Operating Expenses                              4,070          4,950            (880)
                                                  ---------     ----------      ----------
Operating Income                                  $   (823)     $    1,729       $  (2,552)
                                                  --------      ----------       ---------
% of Net Sales                                       (4.4%)           7.6%



Discussion of 1998 Compared to 1997:
------------------------------------

Net Sales for the first quarter of 1998 declined approximately 18% compared to Net Sales for the first quarter of 1997 due to decreases in: Strategic Weapons Systems of approximately $0.5 million, or 5%; Displays of approximately $1.1 million, or 45%; GPS of approximately $1.4 million, or 22%; and Communications of approximately $1.0 million, or 34%. IEC expects 1998 full-year sales of approximately $83 million.

Gross Margin decreased for the first quarter due to reduced sales volume and lower margin contracts which IEC is in the process of completing.

Selling, General and Administrative expenses are lower for the first quarter due to reduced sales and higher costs incurred in 1997 to compete for orders and contracts in the different product lines.

Research and Development costs are lower for the first quarter of 1998 due to curtailed classes of products associated with the restructuring of IEC.

CORPORATE AND UNALLOCATED COSTS AND EXPENSES

Corporate and unallocated costs and expenses were as follows:


RESULTS OF OPERATIONS SUMMARY
-----------------------------                      First Qtr.             First Qtr.
(in thousands)                                       1998                   1997                `98 vs `97
                                                   ---------              ---------             ----------

Selling, General and Administrative                  $ 2,246               $ 2,795               $  (549)
Other Expenses:
 Restructuring and Refinancing Costs                   2,491                   131                 2,360
 Interest Expense                                      4,297                 5,453                (1,156)
 Interest Income                                      (1,441)               (1,115)                 (326)
 Other, Net                                              531                   724                  (193)


Discussion of 1998 Compared to 1997:
------------------------------------

Selling, General and Administrative expenses decreased due to the continuing benefit from prior years corporate cost savings initiatives.

Restructuring and refinancing costs, primarily for severance, of $2.3 million were recorded in the first quarter of 1998 as part of the restructuring of IEC. The Company expects to incur additional restructuring costs of approximately $0.3 million in the second quarter of 1998.

Interest expense decreased for the first quarter of 1998 due to lower outstanding debt and reduced interest expense on the discounted present value of insurance reserves.

Interest income increased for the first quarter of 1998 due primarily to the improvement in the Company's cash position.

FINANCIAL POSITION AND LIQUIDITY

At March 31, 1998 Cash and Cash Equivalents totaled $104.3 million, compared to $104.2 million at December 31, 1997.

Net Cash provided by Operating Activities was $3.1 million reflecting net income of $0.6 million, depreciation and amortization of $1.3 million and the net change in other operating activities of $1.2 million.

Net Cash used by Investing Activities was $0.4 million, reflecting capital expenditures and proceeds from the sale of real estate. Capital Expenditures for Continuing Operations were $2.6 million in the first quarter of 1998 for machinery, equipment, tooling and real estate development costs and are expected to be approximately $7 million for all of 1998. Proceeds from the sale of real estate during the first quarter 1998 were $2.2 million. Capital Expenditures will be funded from internally generated funds and leases.

Net Cash used by Financing Activities was $2.7 million, which included $3.2 million for debt payments and $0.5 million in proceeds from the issuing of common stock.

Liquidity is provided by the Company's Cash and Cash Equivalents, which totaled $104.3 million at March 31, 1998, and by the credit facility of which $58.3 million was available at March 31, 1998. In April 1998, the Company used cash to reduce its debt by repurchasing $45 million of its 9.875% Senior Notes. The repurchasing of the Senior Notes will result in lower interest expense, and to a lesser extent, lower interest income in subsequent periods.

The Company expects to continue to focus on internal growth at its two segments; investigate acquisitions for Scott; and consider alternative strategies that may further enhance stockholder value.

The Company's cash balance at March 31, 1998 is available for general corporate purposes. Those purposes include investment in the current operations of the Company, payment of liabilities associated with previously divested businesses, use as all or a portion of the purchase price of possible acquisitions, additional repurchases of its 9.875% Senior Notes and opportunistic stock repurchases.

FACTORS AFFECTING THE COMPANY'S PROSPECTS

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

     LEVERAGE - At March 31, 1998 the Company had outstanding indebtedness of $158.8 million, shareholders' equity of $72.7 million, and cash of $104.3 million. The high level of cash represents the portion of the Snorkel sale proceeds that have not yet been utilized for acquisitions or debt reduction. For the first quarter of 1998, the Company had interest expense of $4.3 million which resulted in an EBITDA to interest expense ratio of approximately 1.5 times, compared to approximately 1.2 times for the 1997 year. In February 1998, the Company's Board authorized management to opportunistically make repurchases of its 9 7/8% Notes and of up to one million shares of stock in the open market from time to time. Debt repurchases will decrease the amount of leverage and improve the EBITDA to interest expense ratio. However, there can be no assurances the Company's purchases of Notes will significantly reduce the amount of debt that the Company will have to otherwise refinance on October 1, 1999. Stock repurchases would increase the amount of leverage and worsen the interest coverage ratio. The degree to which the Company is leveraged could: (i) impair the Company's ability to obtain future financing for acquisitions, a refinancing, or other purposes; (ii) make it more vulnerable than some of its competitors in a prolonged economic downturn; and (iii) restrict its ability to exploit new business opportunities and limit its flexibility to respond to changing business conditions.

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

     Further, at March 31, 1998, the Company's balance sheet reflected $28.6 million of deferred divestiture proceeds which is net of a reserve of $27.7 million. Deferred divestiture proceeds include management's best estimates of the amounts expected to be realized after the resolution of the underlying matters. The amounts the Company will ultimately realize could differ materially from the amounts recorded.

     STRATEGIC PLAN - The Company's strategic plan contemplates continued development and marketing of new products, international expansion, and future acquisitions.

     The Company expects to continue to make investments in new product development. There can be no assurance that the Company will be able to develop and introduce, in a timely manner, new products or enhancements to its existing products which satisfy customer needs or achieve market acceptance. To the extent that the Company makes substantial marketing and R&D investments and such investments do not lead to commercially successful products, the Company's results of operations could be adversely affected.

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

     Part of the Company's strategy is to grow through acquisitions. There can be no assurance, however, that the Company will identify attractive acquisitions, that such acquisitions will be consummated, or that, if consummated, any anticipated benefits will be realized from such acquisitions. In addition, the availability of additional acquisition financing cannot be assured and, depending on the terms of such additional acquisitions, could be restricted by the terms of the Credit Facility. Moreover, the process of integrating acquired operations into the Company's existing operations may result in unforeseen operating difficulties and may require significant financial resources that would otherwise be available for the ongoing development or expansion of the Company's existing operations. Future acquisitions by the Company would likely result in amortization expense of goodwill which could have a material adverse effect on the Company's financial condition and operating results.

     YEAR 2000 ISSUE - The Company is in the process of identifying and assessing whether its manufacturing equipment, business systems and products could be affected by the Year 2000 Issue. The Year 2000 Issue refers to a number of date-related problems that may affect software applications, including codes imbedded in chips and other hardware devices. These problems include software programs that identify a year by two digits and not four so that a date using "00" would be recognized as the year "1900" rather than the year "2000."

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

PART II.  OTHER INFORMATION

(1) Legal Proceedings
    -----------------

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

(2) Exhibits and Reports on Form 8-K
    --------------------------------

      (a)  List of Exhibits

             10.0 Material Contracts

             27.0  Financial Data Schedule

      (b) Reports on Form 8-K filed during the quarter

             Form 8-K dated December 31, 1997, filed January 6, 1998.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Figgie International Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                               FIGGIE INTERNATIONAL INC.


                                         By: /s/ William M. Goellner
                                            ------------------------------
                                               William M. Goellner
                                              (Duly Authorized and
                                               Principal Accounting Officer)




Date: May 11, 1998

                                  EXHIBIT INDEX




Number            Description of Exhibits                                            Page No.
------            -----------------------                                            --------
10.0              Material Contracts

                  (a)      Arrangement dated March 31, 1998, by and between
                           Steven L. Siemborski and the Company.                         26

27.0              Financial Data Schedule                                                27


MATERIAL CONTRACTS

Exhibit 10.0(a)

EXECUTIVE ARRANGEMENT

        On March 31, 1998, the Stock Option Committee of the Board of Directors approved an arrangement to implement the following changes with respect to the stock options of Steven L. Siemborski (former Senior Vice President and Chief Financial Officer), in exchange for Mr. Siemborski's agreement to assist the Company in transition matters through March 31, 1999:



1. The 16,666 unvested options granted on February 4, 1997 at an option price of $12.375 per share became fully vested.

2. The 23,000 unvested options granted March 9, 1998 at an option price of $13.125 per share became fully vested.

3. The period of excercisability of the 25,000 1997 options and 23,000 1998 options is through March 31, 1999.