Form 10-Q
period 1998-06-30
SCOTT TECHNOLOGIES INC
filed 1998-08-14
CIK 720032

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934


For the quarterly period ended   June 30, 1998  Commission file number  1-8591
                               ----------------                         ------



                            SCOTT TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                                    52-1297376
---------------------------------------------           -------------------
  (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                       Identification No.)


  5875 Landerbrook Drive, Suite 250
         Mayfield Heights, Ohio                               44124
----------------------------------------------          ------------------------
(Address of principal executive offices)                   (Zip Code)


                                 (440) 446-1333
                         -------------------------------
                         (Registrant's telephone number)

--------------------------------------------------------------------------------
                     (Former name, former address and former
                   fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.


         CLASS                                OUTSTANDING AS OF JULY 27, 1998
--------------------------------------------------------------------------------


Class A Common Stock, par value $.10 per share                    13,843,865
Class B Common Stock, par value $.10 per share                     4,711,547

                            SCOTT TECHNOLOGIES, INC.
                            ------------------------
                      (formerly FIGGIE INTERNATIONAL INC.)
                                TABLE OF CONTENTS
                                -----------------



PART I.  FINANCIAL INFORMATION............................................3

   CONSOLIDATED STATEMENTS OF INCOME
   FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997........................3

   CONSOLIDATED STATEMENTS OF INCOME
   FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997......................4

   CONSOLIDATED BALANCE SHEETS
   JUNE 30, 1998 AND DECEMBER 31, 1997....................................5

   CONSOLIDATED STATEMENTS OF CASH FLOWS
   FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997........................7

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.............................8
       Name Change........................................................8
       Summary of Significant Accounting Policies.........................8
       Receivables........................................................8
       Inventories........................................................9
       Discontinued Operations............................................9
       Income Taxes......................................................10
       Credit Facility...................................................11
       Long-Term Debt....................................................11
       Capital Stock.....................................................11
       Contingent Liabilities............................................13
       Restructuring and Refinancing Costs...............................14
       Extraordinary Item - Early Extinguishment of Debt.................14

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
   FINANCIAL CONDITION AND RESULTS OF OPERATIONS.........................15
       Forward-Looking Information.......................................15
       Results of Operations Summary.....................................15
       Scott Aviation....................................................17
       Interstate Electronics Corporation................................18
       Corporate and Unallocated Costs and Expenses......................19
       Financial Position and Liquidity..................................19
       Factors Affecting the Company's Prospects.........................21


PART II.  OTHER INFORMATION..............................................24
       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..............24
       EXHIBITS AND REPORTS ON FORM 8-K..................................24

SIGNATURES...............................................................25
EXHIBIT INDEX............................................................26

PART I.  FINANCIAL INFORMATION

                            SCOTT TECHNOLOGIES, INC.
                      (formerly FIGGIE INTERNATIONAL INC.)
                        CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                      (In thousands, except per share data)
                                   (Unaudited)


                                                     June 30,          June 30,
                                                       1998              1997
                                                    ---------         ---------

Net Sales                                           $ 129,714         $ 125,420
   Cost of Sales                                       91,965            86,470
                                                    ---------         ---------
Gross Profit on Sales                                  37,749            38,950
                                                    ---------         ---------

Operating Expenses:
   Selling, General and Administrative                 17,324            18,962
   Research and Development                             3,943             5,466
                                                    ---------         ---------
Total Operating Expenses                               21,267            24,428
                                                    ---------         ---------

Operating Income                                       16,482            14,522
                                                    ---------         ---------

Other Expense (Income):
   Restructuring and Refinancing Costs                  2,622               262
   Interest Expense                                     7,470            10,880
   Interest Income                                     (2,350)           (2,092)
   Other, Net                                           1,092             1,374
                                                    ---------         ---------
Income from Continuing Operations before
   Income Tax and Extraordinary Item                    7,648             4,098
Income Tax                                              3,067             1,394
                                                    ---------         ---------
Income from Continuing Operations
   before Extraordinary Item                            4,581             2,704

Discontinued Operations, Net of Tax:
   Income from Operations                                 -               6,408
   (Loss) on Disposal                                     -              (6,000)
                                                    ---------         ---------
                                                          -                 408

Income before Extraordinary Item                        4,581             3,112
Extraordinary Item - (Loss) on
   Extinguishment of Debt, Net of Tax                  (1,645)              -
                                                    ---------         ---------
Net Income                                          $   2,936         $   3,112
                                                    =========         =========

Weighted Average Shares - Basic                        18,507            18,388
Weighted Average Shares - Diluted                      18,734            18,597

Per Share Data - Basic EPS:
---------------------------
Income from Continuing Operations                   $    0.25         $    0.15
Income from Discontinued Operations                       -                0.02
                                                    ---------         ---------
Income Before Extraordinary Item                         0.25              0.17
Extraordinary (Loss)                                    (0.09)              -
                                                    ---------         ---------
Net Income                                          $    0.16         $    0.17
                                                    =========         =========

Per Share Data - Assuming Dilution:
-----------------------------------
Income from Continuing Operations                   $    0.25         $    0.15
Income from Discontinued Operations                       -                0.02
                                                    ---------         ---------
Income Before Extraordinary Item                         0.25              0.17
Extraordinary (Loss)                                    (0.09)              -
                                                    ---------         ---------
Net Income                                          $    0.16         $    0.17
                                                    =========         =========




See Notes to Consolidated Financial Statements.

                            SCOTT TECHNOLOGIES, INC.
                      (formerly FIGGIE INTERNATIONAL INC.)
                        CONSOLIDATED STATEMENTS OF INCOME
                FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                      (In thousands, except per share data)
                                   (Unaudited)




                                                      June 30,          June 30,
                                                        1998              1997
                                                     --------          --------

Net Sales                                            $ 64,853          $ 62,769
   Cost of Sales                                       45,254            43,283
                                                     --------          --------
Gross Profit on Sales                                  19,599            19,486
                                                     --------          --------

Operating Expenses:
   Selling, General and Administrative                  8,199             9,220
   Research and Development                             1,957             2,641
                                                     --------          --------
Total Operating Expenses                               10,156            11,861
                                                     --------          --------

Operating Income                                        9,443             7,625
                                                     --------          --------

Other Expense (Income):

   Restructuring and Refinancing Costs                    131               131
   Interest Expense                                     3,173             5,427
   Interest Income                                       (909)             (977)
   Other, Net                                             561               650
                                                     --------          --------
Income from Continuing Operations before
   Income Tax and Extraordinary Item                    6,487             2,394
Income Tax                                              2,605               807
                                                     --------          --------
Income from Continuing Operations
   before Extraordinary Item                            3,882             1,587

Discontinued Operations, Net of Tax:
   Income from Operations                                 -               3,008
   (Loss) on Disposal                                     -              (6,000)
                                                     --------          --------
                                                          -              (2,992)

Income (Loss) before Extraordinary Item                 3,882            (1,405)
Extraordinary Item - (Loss) on
   Extinguishment of Debt, Net of Tax                  (1,565)              -
                                                     --------          --------
Net Income (Loss)                                    $  2,317          $ (1,405)
                                                     ========          ========

Weighted Average Shares - Basic                        18,534            18,391
Weighted Average Shares - Diluted                      18,792            18,609

Per Share Data - Basic EPS:
---------------------------
Income from Continuing Operations                    $   0.21          $   0.09
(Loss) from Discontinued Operations                       -               (0.16)
                                                     --------          --------
Income (Loss) Before Extraordinary Item                  0.21             (0.07)
Extraordinary (Loss)                                    (0.08)              -
                                                     --------          --------
Net Income (Loss)                                    $   0.13          $  (0.07)
                                                     ========          ========

Per Share Data - Assuming Dilution:
-----------------------------------
Income from Continuing Operations                    $   0.20          $   0.09
(Loss) from Discontinued Operations                       -               (0.16)
                                                     --------          --------
Income (Loss) Before Extraordinary Item                  0.20             (0.07)
Extraordinary (Loss)                                    (0.08)              -
                                                     --------          --------
Net Income (Loss)                                    $   0.12          $  (0.07)
                                                     ========          ========

See Notes to Consolidated Financial Statements.

                            SCOTT TECHNOLOGIES, INC.
                      (formerly FIGGIE INTERNATIONAL INC.)
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1998 AND DECEMBER 31, 1997
                                 (In thousands)




                                                      June 30,          December 31,
                                                        1998               1997
                                                     ---------           -------
                                                      (Unaudited)
ASSETS


CURRENT ASSETS
Cash and Cash Equivalents                            $  39,337         $ 104,243
Trade Accounts Receivable, less Allowance for
  Uncollectible Accounts of $489 in 1998
  and $394 in 1997                                      34,925            35,862
Inventories                                             34,237            30,049
Prepaid Expenses                                           781               885
Recoverable Income Taxes                                   -               4,120
Current Deferred Tax Asset                              10,000             6,400
                                                     ---------           -------
  Total Current Assets                                 119,280           181,559
                                                     ---------           -------

PROPERTY, PLANT AND EQUIPMENT
Land and Land Improvements                              43,696            43,732
Buildings and Leasehold Improvements                    24,350            24,103
Machinery and Equipment                                 29,779            28,793
                                                     ---------           -------
                                                        97,825            96,628
Accumulated Depreciation                               (31,897)          (29,275)
                                                     ---------           -------
   Net Property, Plant and Equipment                    65,928            67,353
                                                     ---------           -------


OTHER ASSETS

Deferred Divestiture Proceeds and Other, Net            28,073            29,324
Prepaid Pension Costs                                   12,723            12,723
Intangible Assets                                        1,910             1,953
Cash Surrender Value of Insurance Policies               3,543             3,596
Prepaid Finance Costs                                      723             1,106
Deferred Tax Asset                                      38,746            44,060
Other                                                    2,436             1,589
                                                     ---------           -------
   Total Other Assets                                   88,154            94,351
                                                     ---------           -------

Total Assets                                         $ 273,362         $ 343,263
                                                     =========           =======

                            SCOTT TECHNOLOGIES, INC.
                      (formerly FIGGIE INTERNATIONAL INC.)
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1998 AND DECEMBER 31, 1997
                                 (In thousands)



                                                        June 30,         December 31,
                                                          1998              1997
                                                       ---------         ---------
                                                      (Unaudited)
LIABILITIES

CURRENT LIABILITIES
Accounts Payable                                       $  15,863         $  19,515
Accrued Insurance Reserves                                12,952            12,033
Accrued Compensation                                       7,194             6,430
Accrued Interest                                           2,557             3,895
Accrued Environmental Reserve                              2,863             3,217
Accrued Liabilities and Expenses                           6,866             9,329
Current Portion of Long-Term Debt                            404               639
                                                       ---------         ---------
   Total Current Liabilities                              48,699            55,058
                                                       ---------         ---------


Long-Term Debt                                           102,787           161,395
Non-Current Insurance Reserves                            23,501            31,410
Other Non-Current Liabilities                             22,857            23,804
                                                       ---------         ---------
   Total Liabilities                                     197,844           271,667
                                                       ---------         ---------



STOCKHOLDERS' EQUITY

Preferred Stock, $1.00 Par Value; Authorized,
     3,217 Shares; Issued and Outstanding, None              -                 -
Class A Common Stock, $0.10 Par Value;
     Authorized, 18,000 Shares; Issued and
     Outstanding 1998 - 13,834; 1997 - 13,729              1,384             1,373
Class B Common Stock, $0.10 Par Value;
     Authorized, 18,000 Shares; Issued and
     Outstanding 1998 - 4,706; 1997 - 4,707                  471               471
Capital Surplus                                          110,827           109,871
Accumulated Deficit                                      (37,082)          (40,018)
Other Equity                                                 (82)             (101)
                                                       ---------         ---------
   Total Stockholders' Equity                             75,518            71,596
                                                       ---------         ---------

Total Liabilities and Stockholders' Equity             $ 273,362         $ 343,263
                                                       =========         =========

See Notes to Consolidated Financial Statements.

                            SCOTT TECHNOLOGIES, INC.
                      (formerly FIGGIE INTERNATIONAL INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (In thousands)
                                   (Unaudited)


                                                             June 30,          June 30,
                                                              1998               1997
                                                            ---------         ---------
Operating Activities:
 Income from Continuing Operations                          $   2,936         $   2,704
 Income from Discontinued Operations                              -                 408
 Adjustments to Reconcile Net Income to Net
  Cash Provided by Operating Activities-
    Depreciation and Amortization                               2,650             4,163
    Other, Net                                                    902            (1,387)
 Changes in Operating Assets and Liabilities
  Accounts Receivable                                             937              (388)
  Inventories                                                  (4,188)           (6,095)
  Prepaid Items                                                   104            (2,802)
  Other Assets                                                    840             5,914
  Accounts Payable                                             (3,652)            1,104
  Accrued Liabilities and Expenses                             (2,252)            8,088
  Accrued Income Taxes                                          5,675               177
  Other Liabilities                                            (8,917)           (4,729)
                                                            ---------         ---------

 Net Cash (Used) Provided by Operating Activities              (4,965)            7,157
                                                            ---------         ---------

Investing Activities:
 Capital Expenditures for Continuing Operations                (4,535)           (2,666)
 Capital Expenditures for Discontinued Operations                 -                (992)
 Proceeds from Sale of Property, Plant and Equipment            2,470                76
 Proceeds from Business Divestitures                              -                 767
                                                            ---------         ---------

Net Cash (Used) by Investing Activities                        (2,065)           (2,815)
                                                            ---------         ---------

Financing Activities:
 Principal Payments on Debt                                   (58,843)             (972)
 Proceeds from Issuing Common Stock                               968               157
 Payments to Reacquire Common Stock                                (1)             (385)
                                                            ---------         ---------

Net Cash (Used) by Financing Activities                       (57,876)           (1,200)
                                                            ---------         ---------

Net (Decrease) Increase in Cash and Cash Equivalents          (64,906)            3,142

Cash and Cash Equivalents at Beginning of Year                104,243            44,447
                                                            ---------         ---------

Cash and Cash Equivalents at End of Period                  $  39,337         $  47,589
                                                            =========         =========

See Notes to Consolidated Financial Statements.

                    SCOTT TECHNOLOGIES, INC. AND SUBSIDIARIES
                      (formerly FIGGIE INTERNATIONAL INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The financial information included herein has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and properly reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to present a fair statement of the financial results of operations for the periods covered by this report. The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the entire year.


(1) NAME CHANGE:

Effective May 22, 1998, the Company changed its name from Figgie
International Inc. to Scott Technologies, Inc.


(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The financial statements have been prepared in accordance with the accounting policies described in Note 1 of the Notes to Consolidated Financial Statements appearing in SCOTT TECHNOLOGIES, INC.'s (formerly FIGGIE INTERNATIONAL INC.) 1997 Form 10-K.


(3) RECEIVABLES:

Receivables consist of the following components (in thousands):


                                               June 30,           December 31,
                                                 1998                1997
                                             ----------           ----------

 U.S. Government
        Billed                               $    8,269           $   13,802
        Unbilled                                  7,968                8,309
                                             ----------           ----------
                                                 16,237               22,111
 Commercial
      Billed                                     19,177               14,145
      Allowance for Uncollectible Accounts         (489)                (394)
                                             ----------           ----------
                                             $   34,925           $   35,862
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

Costs charged by the Company to the U.S. Government in the performance of U.S. Government contracts are subject to audit. Years 1992, 1993 and 1994 are currently under audit.

(4)  INVENTORIES:

Inventories consist of the following components (in thousands):



                             June 30,       December 31,
                              1998             1997
                            --------         --------

Raw Materials               $  7,260         $  8,515
Work In Process               13,974            8,489
Finished Goods                14,697           14,594
Inventory Reserves            (1,694)          (1,549)
                            --------         --------
   Total Inventories        $ 34,237         $ 30,049
                            ========         ========


(5) DISCONTINUED OPERATIONS:

SALE OF SNORKEL: On November 17, 1997, the Company sold its Snorkel aerial work platform division. The agreement, as amended, provided for $100 million paid to the Company at closing plus a contingent additional amount. The contingent amount will be the amount of sales of the Snorkel business for the twelve-month period commencing on April 1, 1998 and ending on March 31, 1999 (the "Earn-Out Period") in excess of $140 million, such additional payment not to exceed $20 million, plus 70% of the amount of sales of the Snorkel business during the Earn-Out Period in excess of $160 million, such additional amount not to exceed $30 million. The agreement further provides for the assumption by the purchaser of certain liabilities and operating lease commitments of the Snorkel business. The financial statements do not reflect the contingent additional amount as an asset or as income.

PRIOR DIVESTITURES:

Prior to the sale of Snorkel, the Company divested a number of its businesses. The contract terms under which businesses were divested include representations and warranties, covenants and indemnification provisions made (a) by the Company to purchasers of the businesses and (b) by purchasers of the businesses to the Company. Each transaction has contract terms specific to that transaction. The extent of representations and warranties made ranged from those qualified by time, knowledge, and dollar materiality to those representations and warranties which are unqualified. Covenants require the Company to act, or prevent the Company from acting, in a variety of ways, such as not competing with the purchasers of a business. Covenants also require the purchasers to act, or prevent them from acting, in a variety of ways. The duration of covenants ranges from those effective for a specified period of time to those which are indefinite.

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

Proceeds and other consideration from divestitures which will be paid to the Company upon fulfillment of contractual provisions, the passage of time, or the occurrence of future events have been recorded as deferred divestiture proceeds classified as non-current assets. Deferred divestiture proceeds consist of cash held in bank escrow accounts from the sale of the Company's Hartman Electrical, Waite Hill Insurance and Safway Steel Products operations, cash held back by purchasers from the sale of the Company's Waite Hill Insurance and Figgie Financial Services operations, receivables expected from Safway Steel Products arising from final calculations of the purchase price, a note receivable from the purchaser of the Taylor Instruments business, a partnership interest in the entity that acquired Interstate Engineering (a vacuum cleaner manufacturer), cash due to the Company from future tax benefits under a tax sharing agreement with an unaffiliated public company, Rawlings Sporting Goods Company, Inc., the net assets of Willoughby Assurance, Ltd., a dormant reinsurance subsidiary of the Company, installation contracts in process of completion from the "Automatic" Sprinkler business, former facilities of discontinued business units and other items. Deferred divestiture proceeds do not include any contingent additional amount associated with the Snorkel sale.

Deferred divestiture proceeds include management's best estimates of the amounts expected to be realized on the collection of deferred proceeds and sale of residual assets related to discontinued operations. The amounts the Company will ultimately realize could differ materially from the amounts recorded. The Company has a reserve of $28.0 million at June 30, 1998 against these assets, which is presented as a deduction from deferred divestiture proceeds.


(6) INCOME TAXES:

For the six-month and three-month periods ended June 30, 1998, the following income tax provisions (benefits) have been provided (in thousands):


                            Six Months      Three Months
                          June 30, 1998    June 30, 1998
                          -------------    -------------

Continuing Operations        $ 3,067         $ 2,605
                             =======         =======


Extraordinary Item           $(1,097)        $(1,043)
                             =======         =======


Net Federal Tax provision amounts have reduced the deferred tax asset. The current deferred tax asset as of June 30, 1998 reflects the tax benefits the Company expects to utilize in the succeeding twelve-month period in respect of operating results.

(7)  CREDIT FACILITY:

As of June 30, 1998, the Company has a $75 million revolving credit loan and letter of credit facility ("Credit Agreement"). Within the Credit Agreement, the Company can issue up to $60 million in letters of credit. Borrowings are available up to $75 million less outstanding letters of credit. At the Company's option, borrowings bear interest at alternate rates based on (1) the highest of the U.S. prime rate, the 90 day commercial paper rate, or the Federal Funds rate plus 50 basis points or (2) LIBOR plus 200 basis points. The facility is secured by certain accounts receivable, inventory, machinery and equipment and intangibles. The facility contains various affirmative and negative covenants, including restrictions on dividends and certain financial covenants. The facility expires on January 1, 1999.

As of June 30, 1998, $16.3 million of letters of credit were outstanding under the facility, there were no borrowings outstanding ($58.7 million was available) and all financial covenants were satisfied.


(8)  LONG-TERM DEBT:

Total debt consists of the following components (in thousands):


                                                June 30,        December 31,
                                                  1998              1997
                                               ---------         ---------

Long-Term Debt:
    9 7/8% Senior Notes due October 1, 1999    $  99,672         $ 158,270
    Mortgage Notes                                 3,519             3,580
    Obligations under Capital Lease                  -                 184
                                               ---------         ---------
       Total                                     103,191           162,034
    Less - Current Portion                          (404)             (639)
                                               ---------         ---------
    Long Term Debt                             $ 102,787         $ 161,395
                                               =========         =========

The 9 7/8% Senior Notes are due October 1, 1999. Interest is payable semi-annually on April 1 and October 1. During the second quarter of 1998, the Company purchased in the market $55.5 million of Senior Notes at market prices. These Senior Notes will be returned to the Indenture Trustee for retirement.


(9) CAPITAL STOCK:

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

Earnings per share ("EPS") for the three and six month periods ended June 30, 1998 and 1997 were calculated using the following share data. Reconciliation of the numerators and denominators of the basic and diluted EPS calculation are as follows (in thousands, except per share data):


FOR THE THREE MONTH PERIOD ENDED       Income      Shares         Per Share
JUNE 30, 1998                        Numerator   Denominator       Amount
                                     ---------   -----------       ------

Basic EPS
         Income available to
         common stockholders         $2,317        18,534        $   0.13
Effect of dilutive securities
         Stock Options                                258
Diluted EPS
         Income available to
         common stockholders         $2,317        18,792        $   0.12


Options to purchase shares of common stock which were outstanding as of June 30, 1998 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares are as follows:


Grant Date            #of Shares   Option Price       Expiration Date
----------            ----------   ------------       ---------------
April 20, 1998            7           $14.75          April 20, 2005
May 20, 1998              4           $14.75          May 20, 2005



FOR THE SIX MONTH PERIOD ENDED        Income        Shares         Per Share
JUNE 30, 1998                       Numerator    Denominator        Amount
                                    ---------    -----------        ------

Basic EPS
         Income available to
         common stockholders         $2,936        18,507        $   0.16
Effect of dilutive securities
         Stock Options                                227
Diluted EPS
         Income available to
         common stockholders         $2,936        18,734        $   0.16

Options to purchase shares of common stock which were outstanding as of June 30, 1998 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares are as follows:



Grant Date             #of Shares    Option Price      Expiration Date
----------             ----------    ------------      ---------------
September 22, 1997      200          $13.75            September 22,2004
April 20, 1998            7          $14.75            April 20, 2005
May 20, 1998              4          $14.75            May 20, 2005


FOR THE THREE MONTH PERIOD ENDED      Income         Shares          Per Share
JUNE 30, 1997                       Numerator      Denominator         Amount
                                    ---------      -----------       ---------

Basic EPS
         Income available to
         common stockholders         $(1,405)         18,391        $  (0.07)
Effect of dilutive securities
         Stock Options                                   218
Diluted EPS
         Income available to
         common stockholders         $(1,405)         18,609        $  (0.07)

Options to purchase shares of common stock which were outstanding as of June 30, 1997 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares are as follows:


Grant Date           #of Shares        Option Price    Expiration Date
----------           ----------        ------------    ---------------

April 16, 1996          1              $13.1875         April 16, 2003
April 30, 1996          5              $13.00           April 30, 2003
August 27, 1996         9              $13.50           August 27, 2003


FOR THE SIX MONTH PERIOD ENDED     Income         Shares       Per Share
JUNE 30, 1997                     Numerator    Denominator       Amount
                                  ---------    -----------     ---------

Basic EPS
         Income available to
         common stockholders         $3,112        18,388        $ 0.17
Effect of dilutive securities
         Stock Options                                209
Diluted EPS
         Income available to
         common stockholders         $3,112        18,597        $ 0.17

Options to purchase shares of common stock which were outstanding as of June 30, 1997 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares are as follows:


Grant Date              #of Shares      Option Price     Expiration Date
----------              ----------      ------------     ---------------
April 16, 1996               1            $13.1875       April 16, 2003
April 30, 1996               5            $13.00         April 30, 2003
August 27, 1996              9            $13.50         August 27, 2003
February 4, 1997           274            $12.375        February 4, 2004



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

(11) RESTRUCTURING AND REFINANCING COSTS:

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

As a result of these decisions, the Company incurred the expected 1998 first quarter restructuring charge, representing primarily severance costs at Interstate Electronics, of approximately $2.3 million. Further, the Company expects to incur additional severance costs in the second half of 1998 which will be charged to operating results at that time.


(12) EXTRAORDINARY ITEM - EARLY EXTINGUISHMENT OF DEBT:

In the second quarter of 1998, the Company paid $58.5 million to extinguish $55.5 million of its 9 7/8% Senior Notes due October 1, 1999. The payments included a $2.5 million premium for the early retirement of the debt and $0.5 million of accrued interest. Accordingly, the Company recorded a second quarter extraordinary after tax loss of $1.6 million on the premiums to extinguish $55.5 million of Senior Notes.

For the six month period ended June 30, 1998, the Company paid $61.8 million to extinguish $58.6 million of its 9 7/8% Senior Notes due October 1, 1999. The payments included a $2.6 million premium for the early retirement of the debt and $0.6 million of accrued interest. For the six month period, the Company recorded an extraordinary after tax loss of $1.6 million on the premiums to extinguish $58.6 million of Senior Notes.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING INFORMATION: Information contained in this Report includes forward-looking statements, which can be identified by the use of forward-looking terminology such as "believes," "may," "will," "expects," "intends," "plans," "anticipates," "estimates" or "continues" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. The Company undertakes no obligation to revise these forward- looking statements to reflect any future events or circumstances. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward- looking statements. Factors that could cause or contribute to such differences are discussed under the caption "Factors Affecting the Company's Prospects."

RESULTS OF OPERATIONS SUMMARY
(In thousands)


                                    1st Qtr.           2nd Qtr.           Six Mos.           Six Mos.           2nd Qtr.
                                      1998               1998               1998               1997              1997
                                   ---------          ---------          ---------          ---------          ---------
Net Sales                          $  64,861          $  64,853          $ 129,714            125,420          $  62,769
    Cost of Sales                     46,711             45,254             91,965             86,470             43,283
                                   ---------          ---------          ---------          ---------          ---------
Gross Profit on Sales                 18,150             19,599             37,749             38,950             19,486
    % of Net Sales                      28.0%              30.2%              29.1%              31.1%              31.0%
Operating Expenses:
    Selling, General and
        Administrative                 9,125              8,199             17,324             18,962              9,220
    Research & Development             1,986              1,957              3,943              5,466              2,641
                                   ---------          ---------          ---------          ---------          ---------
Total Operating Expenses              11,111             10,156             21,267             24,428             11,861
                                   ---------          ---------          ---------          ---------          ---------

Operating Income                       7,039              9,443             16,482             14,522              7,625
                                   ---------          ---------          ---------          ---------          ---------
    % of Net Sales                      10.9%              14.6%              12.7%              11.6%              12.1%
Other Expense (Income):
    Restructuring and
        Refinancing Costs              2,491                131              2,622                262                131
    Interest Expense                   4,297              3,173              7,470             10,880              5,427
    Interest Income                   (1,441)              (909)            (2,350)            (2,092)              (977)
    Other, Net                           531                561              1,092              1,374                650
                                   ---------          ---------          ---------          ---------          ---------
Income from Continuing
    Operations before
        Income Tax and
        Extraordinary Item             1,161              6,487              7,648              4,098              2,394
Income Tax                               462              2,605              3,067              1,394                807
                                   ---------          ---------          ---------          ---------          ---------
Income from Continuing
    Operations before
        Extraordinary Item               699              3,882              4,581              2,704              1,587
Discontinued Operations,
    Net of Tax                           -                  -                  -                  408             (2,992)
Extraordinary Item - (Loss)
    on Extinguishment of
        Debt, Net of Tax                 (80)            (1,565)            (1,645)               -                  -
                                   ---------          ---------          ---------          ---------          ---------
Net Income (Loss)                  $     619          $   2,317          $   2,936          $   3,112          $  (1,405)
                                   =========          =========          =========          =========          =========

For the first six months of 1998, Net Sales increased $4.3 million, or 3.4%, to $129.7 million from Net Sales of $125.4 million for the same period in 1997. For the second quarter of 1998 Net Sales increased by $2.1 million, or 3.3%, to $64.9 million from $62.8 million in the second quarter of 1997. For both periods, Net Sales increased at Scott Aviation and decreased at Interstate Electronics.

Gross Profit for the six months ended June 30, 1998 decreased by $1.2 million to $37.7 million and represented 29.1% of Net Sales as compared to 31.1% in 1997. Gross profit for the second quarter of 1998 increased by $0.1 million to $19.6 million and represented 30.2% of Net Sales as compared to 31.0% in 1997.

Selling, General and Administrative expenses for the six months improved as a percentage of Net Sales to 13.4% in 1998, compared to 15.1% in 1997. For the second quarter, Selling, General and Administrative expenses improved as a percentage of Net Sales to 12.6% in 1998, compared to 14.7% in 1997. For both periods in 1998, lower expenses as a percentage of sales at both Interstate Electronics and Scott Aviation were responsible for the majority of the improvement.

Research and Development costs for the six months ended June 30, 1998, as a percentage of Net Sales, were 3.0% in 1998, compared to 4.4% in 1997. Lower six month 1998 Research and Development expenses at Interstate Electronics, reflecting fewer classes of products as a result of the restructuring, were primarily responsible for the decrease. Scott Aviation's Research and Development expenses have also decreased as a percentage of sales for the first six months of 1998 when compared to the same period last year.

Operating Income for the six months amounted to $16.5 million in 1998, as compared to Operating Income of $14.5 million in 1997. Operating income for the second quarter of 1998 was $9.4 million compared to $7.6 million in the second quarter of 1997.

Income taxes for continuing operations for the six months of 1998 and 1997 were $3.1 million and $1.4 million respectively. In 1997, Discontinued Operations, net of tax, consists of the operating results of the Snorkel division which was sold on November 17, 1997.

Income from Continuing Operations in the six months of 1998 increased to $4.6 million compared to $2.7 million in the corresponding period of 1997. Income from continuing operations for the second quarter of 1998 increased to $3.9 million compared to $1.6 million in the second quarter of 1997. The increase was attributed primarily to improved results at Scott Aviation and lower corporate interest expense. This improvement was offset partially by the $2.3 million restructuring charge, which represented primarily severance costs at Interstate Electronics Corporation.


SEGMENT INFORMATION

The Company has operations in two reporting segments, Scott Aviation and Interstate Electronics Corporation. The results of operations are most meaningful when analyzed and discussed by reporting segment.

SCOTT AVIATION

Scott Aviation is a leading manufacturer of life support respiratory products and consists of two principal business units: Health and Safety; and Aviation and Government. The two units have benefited from several similarities. Scott Aviation has used its broad experience and expertise in high pressure gas regulation and distribution developed from the two product lines to provide end-users with products that are light weight, compact in size and user friendly. Each unit has also benefited from the common use of manufacturing cell and team technology. In addition, Scott Aviation's uniform quality assurance program has allowed the units to work jointly to comply with the rigorous quality requirements of the government, regulatory agencies and customers.

Scott Aviation's Health and Safety unit manufactures the Scott Aviation Air-Pak* (a self-contained breathing apparatus), air-purifying products, gas detection instruments and other life support products for firefighting and personal protection against environmental and safety hazards. Scott Aviation's Aviation and Government unit manufactures protective breathing equipment, pilot and crew oxygen masks, and emergency oxygen for passengers and crew members on commercial, government and private aircraft and ships.

RESULTS OF OPERATIONS SUMMARY
      (In thousands)


                                  1st Qtr.        2nd Qtr.        Six Mos.        Six Mos.        2nd Qtr.
                                    1998            1998            1998            1997            1997
                                  -------         -------         -------         -------         -------
Net Sales                         $46,214         $45,964         $92,178         $80,667         $40,709
    Cost of Sales                  31,311          30,380          61,691          54,404          27,231
                                  -------         -------         -------         -------         -------
Gross Profit on Sales              14,903          15,584          30,487          26,263          13,478
    % of Net Sales                   32.2%           33.9%           33.1%           32.6%           33.1%
Operating Expenses:
    Selling, General and
        Administrative              3,904           3,926           7,830           7,530           3,886
    Research & Development            891             793           1,684           1,988             810
                                  -------         -------         -------         -------         -------
Total Operating Expenses            4,795           4,719           9,514           9,518           4,696
                                  -------         -------         -------         -------         -------
Operating Income                  $10,108         $10,865         $20,973         $16,745         $ 8,782
                                  -------         -------         -------         -------         -------
    % of Net Sales                   21.9%           23.6%           22.8%           20.8%           21.6%


DISCUSSION OF 1998 COMPARED TO 1997:

Net Sales for the six months and second quarter of 1998 increased approximately 14% and 13% respectively, compared to Net Sales for the same periods in 1997. The increase for the six months ended June 30, 1998 was due to an increase in the amount of shipments of oxygen products to aviation/government customers of approximately $6.4 million, or 16%, and an increase in the amount of shipments of products, principally Air-Paks, to health and safety customers of approximately $5.1 million, or 13%. The increase for the second quarter of 1998 was due to an increase in the amount of shipments of oxygen products to aviation/government customers of approximately $2.7 million, or 13%, and an increase in the amount of shipments of products, principally Air-Paks, to health and safety customers of approximately $2.5 million, or 13%.

Gross Margin increased for the six months and second quarter due to significant increased sales volume in the major product lines.

Selling, General and Administrative expenses increased slightly in dollar amounts during the six months and second quarter ended June 30, 1998 due to significantly increased sales but are down as a percentage of Net Sales when compared to the same periods for 1997. Research and Development expenses in 1998 were lower for the six months and second quarter when compared to the same periods last year.

     *Registered or common law trademarks and service marks of SCOTT
      TECHNOLOGIES, INC. (formerly FIGGIE INTERNATIONAL INC.) and its subsidiaries.

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

As discussed on page 14, Note 11, in the fourth quarter of 1997 the Company decided to curtail several classes of products as part of a restructuring of IEC.


RESULTS OF OPERATIONS SUMMARY
      (In thousands)


                                  1st Qtr.          2nd Qtr.         Six Mos.          Six Mos.         2nd Qtr.
                                    1998              1998             1998              1997             1997
                                  --------          --------         --------          --------         --------
Net Sales                         $ 18,647          $ 18,889         $ 37,536          $ 44,753         $ 22,060
    Cost of Sales                   15,400            14,874           30,274            32,066           16,052
                                  --------          --------         --------          --------         --------
Gross Profit on Sales                3,247             4,015            7,262            12,687            6,008
    % of Net Sales                    17.4%             21.3%            19.3%             28.3%            27.2%
Operating Expenses:
    Selling, General and
        Administrative               2,975             2,133            5,108             7,038            3,735
    Research & Development           1,095             1,164            2,259             3,478            1,831
                                  --------          --------         --------          --------         --------
Total Operating Expenses             4,070             3,297            7,367            10,516            5,566
                                  --------          --------         --------          --------         --------
Operating Income (Loss)           $   (823)         $    718         $   (105)         $  2,171         $    442
                                  --------          --------         --------          --------         --------
    % of Net Sales                    (4.4%)             3.8%            (0.3%)             4.9%             2.0%

DISCUSSION OF 1998 COMPARED TO 1997:

Net Sales for the six months ended June 30, 1998 declined by approximately 16% compared to Net Sales for the same period of 1997 due to decreases in sales of:
Strategic Weapons Systems of approximately $1.4 million, or 6%; Displays of approximately $2.1 million, or 44%; GPS of approximately $2.1 million, or 16%; and Communications of approximately $1.6 million, or 30%. Net Sales for the second quarter ended June 30, 1998 declined by approximately 14% compared to Net Sales for the same period of 1997 due to decreases in: Strategic Weapons Systems of approximately $0.9 million, or 8%; Displays of approximately $1.0 million, or 43%; GPS of approximately $0.6 million, or 10%; and Communications of approximately $0.7 million, or 25%. IEC expects 1998 full-year sales to be in the $80 million range.

Gross Margin decreased for the six months and second quarter due to reduced sales volume and lower margin contracts which IEC is in the process of completing.

Selling, General and Administrative expenses are lower in dollar amounts and as a percentage of Net Sales for the six months and second quarter of 1998 due to reduced sales, higher costs incurred in 1997 to compete for orders and contracts in the different product lines, and lower costs as a result of the restructuring effort. Research and Development costs are lower for the six months and second quarter of 1998 due to curtailed development of classes of products associated with the restructuring of IEC.

CORPORATE AND UNALLOCATED COSTS AND EXPENSES

RESULTS OF OPERATIONS SUMMARY
(In thousands)


                               1st Qtr.         2nd Qtr.        Six Mos.         Six Mos.         2nd Qtr.
                                1998             1998             1998             1997             1997
                             --------         --------         --------         --------         --------
Selling, General and
   Administrative            $  2,246         $  2,140         $  4,386         $  4,394         $  1,599
Other Expenses:
    Restructuring and
        Refinancing Costs       2,491              131            2,622              262              131
    Interest Expense            4,297            3,173            7,470           10,880            5,427
    Interest Income            (1,441)            (909)          (2,350)          (2,092)            (977)
     Other, Net                   531              561            1,092            1,374              650

DISCUSSION OF 1998 COMPARED TO 1997:

Selling, General and Administrative expenses have remained constant for the first six months of 1998 compared with last year. For the second quarter of 1998, Selling, General and Administrative expenses increased by approximately 34% when compared to the second quarter of 1997 due to a pension credit recorded in the second quarter of 1997.

Restructuring and Refinancing Costs increased for the first six months of 1998 compared to 1997 due to the $2.3 million restructuring charge taken in the first quarter of 1998. For the second quarter of 1998, Restructuring and Refinancing Costs were consistent with the second quarter of 1997.

Interest Expense decreased for the six months and second quarter of 1998 due to lower outstanding debt and reduced interest expense on the discounted present value of insurance reserves.

Interest Income increased for the six months of 1998 due primarily to the improvement in the Company's cash position. Interest Income for the second quarter of 1998 is comparable to Interest Income in the second quarter of 1997 as the Company used $58.5 million to extinguish $55.5 million of its 9 7/8% Senior Notes.

FINANCIAL POSITION AND LIQUIDITY

At June 30, 1998 Cash and Cash Equivalents totaled $39.3 million, compared to $104.2 million at December 31, 1997.

Net Cash used by Operating Activities was $5.0 million reflecting net income of $2.9 million, depreciation and amortization of $2.7 million and the net usage in other operating activities of $10.6 million, principally for insurance liability payments.

Net Cash used by Investing Activities was $2.1 million, reflecting capital expenditures and proceeds from the sale of real estate. Capital Expenditures for Continuing Operations were $4.5 million in the first six months of 1998 for machinery, equipment, tooling and real estate development costs and are expected to be approximately $9 million for all of 1998. Proceeds from the sale of real estate were $2.5 million. Capital Expenditures will be funded from internally generated funds and leases.

Net Cash used by Financing Activities was $57.8 million, which included $58.8 million for principal payments on debt and $1.0 million in proceeds from the issuing of common stock in connection with the Company's stock option plan.

Liquidity is provided by the Company's Cash and Cash Equivalents, which totaled $39.3 million at June 30, 1998, and by the credit facility of which $58.7 million was available at June 30, 1998. In the first six months of 1998, the Company used cash to reduce its debt by repurchasing $58.6 million of its 9 7/8% Senior Notes. The repurchasing of the Senior Notes will result in lower interest expense, and to a lesser extent, lower interest income in subsequent periods.

The Company expects to continue to focus on internal growth at its two segments; investigate acquisitions for Scott Aviation; and consider alternative strategies that may further enhance stockholder value.

The Company's cash balance at June 30, 1998 is available for general corporate purposes. Those purposes may include investment in the current operations of the Company, payment of liabilities associated with previously divested businesses, use as all or a portion of the purchase price of possible acquisitions, additional repurchases of its 9 7/8% Senior Notes and stock repurchases.

FACTORS AFFECTING THE COMPANY'S PROSPECTS

The prospects of the Company may be affected by a number of factors, including the matters discussed below:

     DEPENDENCE ON GOVERNMENT CONTRACTS - Sales to the U.S. Government represented approximately 40% of the Company's total net sales in each of the last three years; these sales represented approximately 90% and 10% of IEC's and Scott Aviation's sales, respectively. The Company expects to continue to derive the majority of IEC's revenues, and a portion of Scott Aviation's revenues, from Government contracts. Consequently, fluctuations in military spending by the U.S. Government could adversely affect the Company's revenues and profitability. In addition, since these contracts are the result of competitive bidding processes, there can be no assurance that the Company will be awarded future contracts, or that once awarded, the Government will not terminate such contracts at its convenience. The Company's results of operations would be adversely affected should the U.S. Government not represent a substantial portion of its business. Finally, the Company has been cooperating with the U.S. Government in a criminal investigation involving possible improprieties at an Army facility where a division of the Company was a supplier. The Company has furnished documents and other requested information and denies any wrongdoing. The investigation could result in sanctions by the Government which could affect the Company's ability to obtain future Government contracts.


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


     LEVERAGE - At June 30, 1998 the Company had outstanding indebtedness of $103.2 million, stockholders' equity of $75.5 million, and cash of $39.3 million. For the six months and second quarter of 1998, the Company had interest expense of $7.5 million and $3.2 million which resulted in an EBITDA (Earnings Before Interest Expense, Taxes, Depreciation and Amortization) to interest expense ratio of approximately 2.0 times and 2.6 times, respectively, compared to approximately 1.2 times for the 1997 year. In February 1998, the Company's Board authorized management to opportunistically make repurchases of its 9 7/8% Notes and of up to one million shares of stock in the open market. Debt repurchases will decrease the amount of leverage and improve the EBITDA to interest expense ratio. Stock repurchases would worsen the interest coverage ratio. As part of the Company's strategy is to grow through acquisitions, any such future acquisition could involve incurring significant additional leverage. The degree to which the Company is leveraged could: (i) impair the Company's ability to obtain future financing for acquisitions, a refinancing, or other purposes; (ii) make it more vulnerable than some of its competitors in a prolonged economic downturn; and (iii) restrict its ability to exploit new business opportunities and limit its flexibility to respond to changing business conditions.



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

     Further, at June 30, 1998, the Company's balance sheet reflected $28.1 million of deferred divestiture proceeds which is net of a reserve of $28.0 million. Deferred divestiture proceeds include management's best estimates of the amounts expected to be realized after the resolution of the underlying matters. The amounts the Company will ultimately realize could differ materially from the amounts recorded.


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


     YEAR 2000 ISSUE - The Year 2000 Issue refers to a number of date-related problems that may affect software applications, including codes imbedded in chips and other hardware devices. These problems include software programs that identify a year by its last two digits so that a year identified as "00" would be recognized as the year "1900" rather than the year "2000."

     The Company is in the process of identifying and assessing the extent to which its manufacturing equipment, business systems and products could be affected by the Year 2000 Issue. The Company expects to complete its assessment of the impact of the Year 2000, formalize its plan to resolve any noncompliance issues, and begin to implement such a plan by December 1998. As part of its Year 2000 Issue assessment, the Company is taking into account whether third parties with which the Company has material relationships, including the U.S. Government, are Year 2000 compliant.
     In addition, the Company will develop contigency strategies, as appropriate, as part of its Year 2000 plan. At this time, the Company cannot assess the extent to which it will be dependent upon third parties to identify or address such issues and does not have an estimate of the cost of compliance. Any failure by the Company to ensure that its computer systems are Year 2000 compliant could have a material adverse effect on the Company's operations. Any failure of the Company's products to perform could result in claims against the Company.

PART II.  OTHER INFORMATION


ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual stockholders meeting was held on May 20, 1998. Holders on the record date for the annual meeting of 13,786,030 shares of Class A Common Stock (1/20th of a vote per share) and 4,711,847 shares of Class B Common Stock (1 vote per share) were entitled to cast 689,302 and 4,711,847 votes, respectively.

     ELECTION OF DIRECTORS. The nominees for Director were elected pursuant to the following vote:

                                                         AUTHORITY
             NOMINEE                   FOR                WITHHELD
             -------                   ---                --------
             F. Rush McKnight          3,301,252          42,923
             John P. Reilly            3,299,843          44,332
             Frank N. Linsalata        3,300,820          43,355

      APPROVAL OF AMENDMENT TO RESTATED CERTIFICATE OF INCORPORATION TO CHANGE THE NAME OF THE CORPORATION TO SCOTT TECHNOLOGIES, INC. The amendment was approved pursuant to the following vote:

             FOR                       AGAINST            ABSTAIN
             ---                       -------            -------
             3,281,735                 42,103             20,337

     APPROVAL OF DIRECTORS' STOCK OPTION PLAN. The Directors' Stock Option Plan was approved pursuant to the following vote:

             FOR                       AGAINST            ABSTAIN
             ---                       -------            -------
             2,652,793                 664,919            26,463


ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

      (a)  List of Exhibits

           10.0 Material Contracts

           (a) The Company's Directors' Stock Option Plan, included as Exhibit B to the Company's definitive Proxy Statement dated April 17, 1998, is hereby incorporated herein by reference.

           27.0  Financial Data Schedule

      (b)  Reports on Form 8-K filed during the quarter

           Form 8-K dated May 22, 1998 and filed on May 29, 1998, reporting
           Item 5 (Other Events), the filing of a Certificate of Amendment to the Restated Certificate of Incorporation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, SCOTT TECHNOLOGIES, INC. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                               SCOTT TECHNOLOGIES, INC.


                                         By:  /S/ Mark A. Kirk
                                             ---------------------------------
                                             Mark A. Kirk
                                             Senior Vice President and
                                             Chief Financial Officer
                                               (Duly Authorized and
                                              Principal Accounting Officer)
Date: August 12, 1998

                                  EXHIBIT INDEX

NUMBER                 DESCRIPTION OF EXHIBITS


10.0                   Material Contracts

                       (a) The Company's Directors' Stock Option Plan, included as Exhibit B to the Company's definitive Proxy Statement dated April 17, 1998, is hereby incorporated herein by reference.

27.0                   Financial Data Schedule