Form 10-Q
period 1998-09-30
SCOTT TECHNOLOGIES INC
filed 1998-11-16
CIK 720032

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934


For the quarterly period ended September 30, 1998  Commission file number 1-8591
                               ------------------                         -----


                            SCOTT TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                                        52-1297376
------------------------------------------             -------------------------
  (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                      Identification No.)


  5875 Landerbrook Drive, Suite 250
         Mayfield Heights, Ohio                                  44124
------------------------------------------             -------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes  X   No
                                           -----   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.


         Class                              Outstanding as of October 29, 1998
--------------------------------------------------------------------------------


Class A Common Stock, par value $.10 per share                 13,321,065
Class B Common Stock, par value $.10 per share                  4,549,822

                            SCOTT TECHNOLOGIES, INC.
                            ------------------------
                      (FORMERLY FIGGIE INTERNATIONAL INC.)
                                TABLE OF CONTENTS
                                -----------------



   PART I.  FINANCIAL INFORMATION..........................................................................3
      ITEM 1.  FINANCIAL STATEMENTS........................................................................3

      CONSOLIDATED STATEMENTS OF INCOME
      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997................................................3

      CONSOLIDATED STATEMENTS OF INCOME
      FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997...............................................4

      CONSOLIDATED BALANCE SHEETS
      SEPTEMBER 30, 1998 AND DECEMBER 31, 1997.............................................................5

      CONSOLIDATED STATEMENTS OF CASH FLOWS
      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997................................................7

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...........................................................8
          Name Change......................................................................................8
          Summary of Significant Accounting Policies.......................................................8
          Receivables......................................................................................8
          Inventories......................................................................................9
          Discontinued Operations..........................................................................9
          Income Taxes....................................................................................11
          Credit Facility.................................................................................11
          Long-Term Debt..................................................................................12
          Capital Stock...................................................................................12
          Contingent Liabilities..........................................................................14
          Extraordinary Item - Early Extinguishment of Debt...............................................15

      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS..................................................................16

          Forward-Looking Information.....................................................................16
          Results of Operations Summary...................................................................16
          Scott Aviation..................................................................................18
          Corporate and Unallocated Costs and Expenses....................................................19
          Financial Position and Liquidity................................................................19
          Factors Affecting the Company's Prospects.......................................................21

      ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.................................23

   PART II.  OTHER INFORMATION............................................................................23
      ITEM 5.  OTHER INFORMATION..........................................................................23

      ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...........................................................24

   SIGNATURES.............................................................................................25
   EXHIBIT INDEX..........................................................................................26

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                            SCOTT TECHNOLOGIES, INC.
                      (formerly FIGGIE INTERNATIONAL INC.)
                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                      (in thousands, except per share data)
                                   (Unaudited)

                                               September 30,   September 30,
                                                   1998            1997
                                               ------------    ------------
  Net Sales                                    $    135,375    $    118,751
     Cost of Sales                                   91,159          80,455
                                               ------------    ------------
  Gross Profit on Sales                              44,216          38,296
                                               ------------    ------------

  Operating Expenses:
     Selling, General and Administrative             18,793          17,595
     Research and Development                         2,484           2,617
                                               ------------    ------------
  Total Operating Expenses                           21,277          20,212
                                               ------------    ------------

  Operating Income                                   22,939          18,084
                                               ------------    ------------

  Other Expense (Income):
     Refinancing Costs                                  521             393
     Interest Expense                                 9,895          16,118
     Interest Income                                 (2,893)         (4,019)
     Other, Net                                       2,034           2,237
                                               ------------    ------------
  Income from Continuing Operations before
     Income Tax and Extraordinary Item               13,382           3,355
  Income Tax                                          5,386             991
                                               ------------    ------------
  Income from Continuing Operations
     before Extraordinary Item                        7,996           2,364

  Discontinued Operations, Net of Tax:
     (Loss) Income from Operations                   (6,954)          8,972
     (Loss) on Disposal                              (5,898)         (6,000)
                                               ------------    ------------
                                                    (12,852)          2,972

  (Loss) Income before Extraordinary Item            (4,856)          5,336
  Extraordinary Item - (Loss) on
     Extinguishment of Debt, Net of Tax              (1,689)              -
                                               ------------    ------------
  Net (Loss) Income                            $     (6,545)   $      5,336
                                               ============    ============

  Weighted Average Shares - Basic                    18,435          18,396
  Weighted Average Shares - Diluted                  18,657          18,629

  Per Share Data - Basic EPS:
  ---------------------------
  Income from Continuing Operations            $       0.43    $       0.13
  (Loss) Income from Discontinued Operations          (0.70)           0.16
                                               ------------    ------------
  (Loss) Income Before Extraordinary Item             (0.27)           0.29
  Extraordinary Item (Loss)                           (0.09)              -
                                               ------------    ------------
  Net (Loss) Income                            $      (0.36)   $       0.29
                                               ============    ============

  Per Share Data - Assuming Dilution:
  -----------------------------------
  Income from Continuing Operations            $       0.43    $       0.13
  (Loss) Income from Discontinued Operations          (0.69)           0.16
                                               ------------    ------------
  (Loss) Income Before Extraordinary Item             (0.26)           0.29
  Extraordinary Item (Loss)                           (0.09)              -
                                               ------------    ------------
  Net (Loss) Income                            $      (0.35)   $       0.29
                                               ============    ============

See Notes to Consolidated Financial Statements.

                            SCOTT TECHNOLOGIES, INC.
                      (formerly FIGGIE INTERNATIONAL INC.)
                        CONSOLIDATED STATEMENTS OF INCOME
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                      (in thousands, except per share data)
                                   (Unaudited)

                                               September 30,   September 30,
                                                   1998            1997
                                               ------------    ------------
  Net Sales                                    $     43,197    $     38,084
     Cost of Sales                                   29,468          26,051
                                               ------------    ------------
  Gross Profit on Sales                              13,729          12,033
                                               ------------    ------------

  Operating Expenses:
     Selling, General and Administrative              6,577           5,671
     Research and Development                           800             629
                                               ------------    ------------
  Total Operating Expenses                            7,377           6,300
                                               ------------    ------------

  Operating Income                                    6,352           5,733
                                               ------------    ------------

  Other Expense (Income):
     Refinancing Costs                                  131             131
     Interest Expense                                 2,594           5,400
     Interest Income                                   (543)         (1,957)
     Other, Net                                         826             729
                                               ------------    ------------
  Income from Continuing Operations before
     Income Tax and Extraordinary Item                3,344           1,430
  Income Tax                                          1,361             462
                                               ------------    ------------
  Income from Continuing Operations
     before Extraordinary Item                        1,983             968

  Discontinued Operations, Net of Tax:
     (Loss) Income from Operations                   (5,522)          1,256
     (Loss) on Disposal                              (5,898)              -
                                               ------------    ------------
                                                    (11,420)          1,256

  (Loss) Income before Extraordinary Item            (9,437)          2,224
  Extraordinary Item - (Loss) on
     Extinguishment of Debt, Net of Tax                 (44)              -
                                               ------------    ------------
  Net (Loss) Income                            $     (9,481)   $      2,224
                                               ============    ============

  Weighted Average Shares - Basic                    18,294          18,413
  Weighted Average Shares - Diluted                  18,506          18,701

  Per Share Data - Basic EPS:
  ---------------------------
  Income from Continuing Operations            $       0.11    $       0.05
  (Loss) Income from Discontinued Operations          (0.63)           0.07
                                               ------------    ------------
  (Loss) Income Before Extraordinary Item             (0.52)           0.12
  Extraordinary Item                                      -               -
  Net (Loss) Income                            $      (0.52)   $       0.12
                                               ============    ============

  Per Share Data - Assuming Dilution:
  -----------------------------------
  Income from Continuing Operations            $       0.11    $       0.05
  (Loss) Income from Discontinued Operations          (0.62)           0.07
                                               ------------    ------------
  (Loss) Income Before Extraordinary Item             (0.51)           0.12
  Extraordinary Item                                      -               -
                                               ------------    ------------
  Net (Loss) Income                            $      (0.51)   $       0.12
                                               ============    ============


                 See Notes to Consolidated Financial Statements.

                                             SCOTT TECHNOLOGIES, INC.
                                       (formerly FIGGIE INTERNATIONAL INC.)
                                            CONSOLIDATED BALANCE SHEETS
                                     SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                                                  (in thousands)




                                                           September 30,   December 31,
  ASSETS                                                       1998            1997
                                                           ------------    ------------
                                                            (Unaudited)

  CURRENT ASSETS
  Cash and Cash Equivalents                                $     31,359    $    103,264
  Trade Accounts Receivable, less Allowance for
       Uncollectible Accounts of $242 in 1998
    and $194 in 1997                                             15,940          12,416
  Inventories                                                    23,205          23,398
  Prepaid Expenses                                                  554             449
  Recoverable Income Taxes                                            -           4,120
  Current Deferred Tax Asset                                     19,600           6,400
  Net Assets of Discontinued Operations                          23,270          33,376
                                                           ------------    ------------
    Total Current Assets                                        113,928         183,423
                                                           ------------    ------------

  PROPERTY, PLANT AND EQUIPMENT
  Land and Land Improvements                                     42,937          42,758
  Buildings and Leasehold Improvements                           13,352          12,942
  Machinery and Equipment                                        16,765          14,445
                                                           ------------    ------------
                                                                 73,054          70,145
  Accumulated Depreciation                                      (16,755)        (14,758)
                                                           ------------    ------------
     Net Property, Plant and Equipment                           56,299          55,387
                                                           ------------    ------------

  OTHER ASSETS
  Deferred Divestiture Proceeds and Other, Net                   26,023          29,324
  Prepaid Pension Costs                                          12,723          12,723
  Intangible Assets                                               1,888           1,953
  Cash Surrender Value of Insurance Policies                      3,476           3,596
  Prepaid Finance Costs                                             214             759
  Deferred Tax Asset                                             34,699          44,060
  Other                                                           2,372           1,589
                                                           ------------    ------------
     Total Other Assets                                          81,395          94,004
                                                           ------------    ------------

  Total Assets                                             $    251,622    $    332,814
                                                           ============    ============

                            SCOTT TECHNOLOGIES, INC.
                      (formerly FIGGIE INTERNATIONAL INC.)
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                                 (in thousands)

                                                                  September 30,    December 31,
  LIABILITIES                                                          1998            1997
                                                                   ------------    ------------
                                                                    (Unaudited)
  CURRENT LIABILITIES
  Accounts Payable                                                 $     11,186    $     15,614
  Accrued Insurance Reserves                                             13,209          11,693
  Accrued Compensation                                                    4,165           4,075
  Accrued Interest                                                        4,846           3,827
  Accrued Environmental Reserve                                           2,641           3,217
  Accrued Liabilities and Expenses                                        9,640           8,145
  Current Portion of Long-Term Debt                                         284             513
                                                                   ------------    ------------
     Total Current Liabilities                                           45,971          47,084
                                                                   ------------    ------------

  Long-Term Debt                                                         98,202         158,920
  Non-Current Insurance Reserves                                         27,713          31,410
  Other Non-Current Liabilities                                          22,924          23,804
                                                                   ------------    ------------
     Total Liabilities                                                  194,810         261,218
                                                                   ------------    ------------



  STOCKHOLDERS' EQUITY
  Preferred Stock, $1.00 Par Value; Authorized,
      3,217 Shares; Issued and Outstanding, None                              -               -
  Class A Common Stock, $0.10 Par Value;
      Authorized, 18,000 Shares; Issued and
       Outstanding 1998 - 13,844; 1997 - 13,729                           1,384           1,373
  Class B Common Stock, $0.10 Par Value;
      Authorized, 18,000 Shares; Issued and
     Outstanding 1998 - 4,711; 1997 - 4,707                                 471             471
  Treasury Stock, Common Shares at Cost                                  (9,225)              -
     1998 - 685 Shares; 1997 - 0 Shares
  Capital Surplus                                                       110,827         109,871
  Accumulated Deficit                                                   (46,563)        (40,018)
  Other Equity                                                              (82)           (101)
                                                                   ------------    ------------
     Total Stockholders' Equity                                          56,812          71,596
                                                                   ------------    ------------

  Total Liabilities and Stockholders' Equity                       $    251,622    $    332,814
                                                                   ============    ============

See Notes to Consolidated Financial Statements.

                            SCOTT TECHNOLOGIES, INC.
                      (formerly FIGGIE INTERNATIONAL INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (in thousands)
                                   (Unaudited)

                                                               September 30,    September 30,
                                                                   1998            1997
                                                               ------------    ------------

Operating Activities:
 Income from Continuing Operations                             $      6,307    $      2,364
 Income from Discontinued Operations                                (12,852)          2,972
 Adjustments to Reconcile Net Income to Net
  Cash Provided by Operating Activities-
    Depreciation and Amortization                                     3,959           6,254
    Other, Net                                                          962          (1,799)
 Changes in Operating Assets and Liabilities
  Accounts Receivable                                                 3,760            (756)
  Inventories                                                         1,771         (11,403)
  Prepaid Items                                                         284          (2,299)
  Other Assets                                                        3,205           6,976
  Accounts Payable                                                   (6,252)            358
  Accrued Liabilities and Expenses                                    5,710          15,510
  Accrued Income Taxes                                                  130           1,088
  Other Liabilities                                                  (4,638)        (12,163)
                                                               ------------    ------------

 Net Cash Provided by Operating Activities                            2,346           7,102
                                                               ------------    ------------

Investing Activities:
 Capital Expenditures for Continuing Operations                      (6,061)         (3,533)
 Capital Expenditures for Discontinued Operations                      (598)         (2,248)
 Proceeds from Sale of Property, Plant and Equipment                  3,194              74
 Proceeds from Business Divestitures                                      -           2,005
                                                               ------------    ------------

Net Cash (Used) by Investing Activities                              (3,465)         (3,702)
                                                               ------------    ------------

Financing Activities:
 Principal Payments on Debt                                         (61,074)         (1,607)
 Proceeds from Issuing Common Stock                                     968             669
 Payments to Reacquire Common Stock                                  (9,226)           (385)
                                                               ------------    ------------

Net Cash (Used) by Financing Activities                             (69,332)         (1,323)
                                                               ------------    ------------

Net (Decrease) Increase in Cash and Cash Equivalents                (70,451)          2,077

Cash and Cash Equivalents at Beginning of Year                      104,243          44,447
                                                               ------------    ------------

Cash and Cash Equivalents at End of Period                     $     33,792    $     46,524
                                                               ============    ============


Cash and Cash Equivalents include cash from Discontinued Operations.

See Notes to Consolidated Financial Statements.

                    SCOTT TECHNOLOGIES, INC. AND SUBSIDIARIES
                      (formerly FIGGIE INTERNATIONAL INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The financial information included herein has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and properly reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to present a fair statement of the financial results of operations for the periods covered by this report. The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the entire year.

(1)  Name Change:
     -----------

Effective May 22, 1998, the Company changed its name from Figgie
International Inc. to Scott Technologies, Inc.

(2)  Summary of Significant Accounting Policies:
     ------------------------------------------

The financial statements have been prepared in accordance with the accounting policies described in Note 1 of the Notes to Consolidated Financial Statements appearing in SCOTT TECHNOLOGIES, INC.'s (formerly FIGGIE INTERNATIONAL INC.) 1997 Form 10-K.

(3)  Receivables:
     -----------

Receivables consist of the following components (in thousands):

                                                       September 30,  December 31,
                                                          1998            1997
                                                       ----------     ----------
   U.S. Government
          Billed                                       $      657     $    1,193
          Unbilled                                              -              -
                                                       ----------     ----------
                                                              657          1,193
   Commercial
        Billed                                             15,525         11,417
        Allowance for Uncollectible Accounts                 (242)          (194)
                                                       ----------     ----------
                                                       $   15,940     $   12,416
                                                       ==========     ==========


U.S. Government receivables include amounts derived from contracts on which the Company performs on a prime contractor or subcontractor basis. Costs charged by the Company to the U.S. Government in the performance of U.S. Government contracts are subject to audit. The year 1994 is currently under audit.

(4)  Inventories:
     -----------

Inventories consist of the following components (in thousands):

                              September 30,            December 31,
                                  1998                      1997
                              -----------              ------------

Raw Materials                 $     7,899              $      6,182
Work In Process                     1,386                     3,146
Finished Goods                     14,806                    14,594
Inventory Reserves                   (886)                     (524)
                              -----------              ------------
   Total Inventories          $    23,205              $     23,398
                              ===========              ============

(5) Discontinued Operations:
    -----------------------

INTERSTATE ELECTRONICS: On October 21, 1998, the Board of Directors announced that it intends to divest the Interstate Electronics business. As a result, the Consolidated Statements of Income for 1998 and the Consolidated Balance Sheets as of September 30, 1998 and December 31, 1997 reflect the Company's Interstate Electronics Corporation division ("IEC") as a discontinued operation; however, in the Consolidated Statements of Cash Flows, items relating to discontinued operations have not been disaggregated as they have in the aforementioned financial statements. Previously reported 1997 financial information has been restated to reflect IEC as a discontinued operation and is summarized as follows (in thousands):

                                                        As
                                                     Previously                   As
                                                      Reported      IEC        Restated
                                                      --------    --------     --------
NINE MONTHS ENDED SEPTEMBER 30, 1997:
Net Sales                                             $185,574    $(66,823)    $118,751
                                                      ========    ========     ========

Income from Continuing Operations                        3,676      (1,312)       2,364
Income from Discontinued Operations                      1,660       1,312        2,972
                                                      --------    --------     --------

Net Income                                            $  5,336   $       -     $  5,336
                                                      ========    ========     ========

THREE MONTHS ENDED SEPTEMBER 30, 1997:
Net Sales                                             $ 60,154    $(22,070)    $ 38,084
                                                      ========    ========     ========

Income from Continuing Operations                          972          (4)         968
Income from Discontinued Operations                      1,252           4        1,256
                                                      --------    --------     --------

Net Income                                            $  2,224   $       -     $  2,224
                                                      ========    ========     ========

IEC's third quarter results include the following charges: 1) $2.6 million as a result of expensing previously capitalized costs, 2) $2.5 million to recognize warranty liabilities and expected losses on contracts, 3) $1.7 million in inventory write-downs to reflect shrinkage, slow moving, and obsolete inventory, 4) $2.1 million to reflect potential losses relating to billed and unbilled contracts, 5) $1.0 million to reserve for additional potential disallowance of costs connected with government contracts for years subject to audit, and 6) $0.5 million for additional restructuring charges primarily due to severance.

Loss on Disposal:
-----------------

For the quarter ended September 30, 1998, the Company recorded a loss of $9.8 million ($5.9 million after tax) on disposal of discontinued operations. Included in this loss was a $5.0 million addition to the self-insurance accrual to reflect a more conservative valuation of the liability in light of historically adverse experience, $3.2 million related to underfunded foreign pension plans, and $1.6 million loss provision for litigation defense costs related to discontinued operations.

Prior Divestitures:
-------------------

Prior to 1998, the Company divested a number of its businesses. The contract terms under which businesses were divested include representations and warranties, covenants and indemnification provisions made (a) by the Company to purchasers of the businesses and (b) by purchasers of the businesses to the Company. Each transaction has contract terms specific to that transaction. The extent of representations and warranties made ranged from those qualified by time, knowledge, and dollar materiality to those representations and warranties which are unqualified. Covenants require the Company to act, or prevent the Company from acting, in a variety of ways, such as not competing with the purchasers of a business. Covenants also require the purchasers to act, or prevent them from acting, in a variety of ways. The duration of covenants ranges from those effective for a specified period of time to those which are indefinite.

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

Proceeds and other consideration from divestitures which will be paid to the Company upon fulfillment of contractual provisions, the passage of time, or the occurrence of future events have been recorded as deferred divestiture proceeds classified as non-current assets. Deferred divestiture proceeds consist of cash held in bank escrow accounts from the sale of the Company's Hartman Electrical and Safway Steel Products operations, cash held back by purchasers from the sale of the Company's Waite Hill Insurance and Figgie Financial Services operations, receivables expected from Safway Steel Products arising from final calculations of the purchase price, a note receivable from the purchaser of the Taylor Instruments business, a partnership interest in the entity that acquired Interstate Engineering (a vacuum cleaner manufacturer), cash due to the Company from future tax benefits under a tax sharing agreement with an unaffiliated public company, Rawlings Sporting Goods Company, Inc., the net assets of Willoughby Assurance, Ltd., a dormant reinsurance subsidiary of the Company, installation contracts in process of completion from the "Automatic" Sprinkler business, former facilities of discontinued business units and other items. Deferred divestiture proceeds do not include any contingent additional amount associated with the Snorkel sale.

Deferred divestiture proceeds include management's best estimates of the amounts expected to be realized on the collection of deferred proceeds and sale of residual assets related to discontinued operations. The amounts the Company will ultimately realize could differ materially from the amounts recorded. The Company has a reserve of $28.0 million at September 30, 1998 against these assets, which is presented as a deduction from deferred divestiture proceeds.

(6) Income Taxes:
    ------------

For the nine-month and three-month periods ended September 30, 1998, the following income tax provisions (benefits) have been provided (in thousands):

                                Nine Months           Three Months
                            September 30, 1998     September 30, 1998
                            ------------------     ------------------

Continuing Operations           $      5,386          $      1,361
                                ============          ============

Discontinued Operations         $     (8,569)         $     (7,611)
                                ============          ============

Extraordinary Item              $     (1,126)         $        (29)
                                ============          ============


For the period ended September 30, 1998, net federal tax benefit amounts have increased the deferred tax asset. The current deferred tax asset as of September 30, 1998 reflects the tax benefits the Company expects to utilize in the succeeding twelve-month period.

(7)  Credit Facility:
     ---------------

As of September 30, 1998, the Company has a $75 million revolving credit loan and letter of credit facility ("Credit Agreement"). Within the Credit Agreement, the Company can issue up to $60 million in letters of credit. Borrowings are available up to $75 million less outstanding letters of credit. At the Company's option, borrowings bear interest at alternate rates based on (1) the highest of the U.S. prime rate, the 90 day commercial paper rate, or the Federal Funds rate plus 50 basis points or (2) LIBOR plus 200 basis points. The facility is secured by certain accounts receivable, inventory, machinery and equipment and intangibles. The facility contains various affirmative and negative covenants, including restrictions on dividends and certain financial covenants. The facility expires on January 1, 1999.

As of September 30, 1998, $16.1 million of letters of credit were outstanding under the facility, there were no borrowings outstanding ($54.2 million was available) and all financial covenants were satisfied.

(8)  Long-Term Debt:
     --------------

Total debt consists of the following components (in thousands):

                                                   September 30,    December 31,
                                                       1998             1997
                                                   ------------     ------------
Long-Term Debt:
   9 7/8% Senior Notes due October 1, 1999         $     97,647     $    158,270
   Mortgage Notes                                           839              979
   Obligations under Capital Lease                            -              184
                                                   ------------     ------------
      Total                                              98,486          159,433
   Less - Current Portion                                  (284)            (513)
                                                   ------------     ------------
   Long Term Debt                                  $     98,202     $    158,920
                                                   ============     ============


The 9 7/8% Senior Notes are due October 1, 1999. Interest is payable semi-annually on April 1 and October 1. During the third quarter of 1998, the Company purchased in the market $2.0 million of Senior Notes at market prices. These Senior Notes have been returned to the Indenture Trustee for retirement.

(9) Capital Stock:
    -------------

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

The Company's Board of Directors has authorized the Company to purchase up to three million shares of its common stock. During the quarter ended
September 30, 1998 the Company purchased 522,800 shares of Class A and 161,800 shares of Class B at a cost of $9.2 million on the open market. The total cost of purchasing the shares is reflected as treasury stock on the Company's Balance Sheet.

Earnings per share ("EPS") for the three-month and nine-month periods ended September 30, 1998 and 1997 were calculated using the following share data. Reconciliation of the numerators and denominators of the basic and diluted EPS calculation are as follows (in thousands, except per share data):

FOR THE THREE-MONTH PERIOD ENDED
--------------------------------          Income          Shares       Per Share
SEPTEMBER 30, 1998                       Numerator      Denominator     Amount
------------------                       ---------      -----------     ------

      Basic EPS
               Income available to
               common stockholders        $(9,481)        18,294       $ (0.52)
      Effect of dilutive securities
               Stock Options                                 212
      Diluted EPS
               Income available to
               common stockholders        $(9,481)        18,506       $ (0.51)



      Options to purchase shares of common stock which were outstanding as of September 30, 1998 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares are as follows:


      Grant Date               # of Shares  Option Price  Expiration Date
      ----------               -----------  ------------  ---------------
      August 27, 1996               9       $13.50        August 27, 2003
      September 22, 1997           200      $13.75        September 22, 2004
      April 20, 1998                7       $14.75        April 20, 2005
      May 20, 1998                  4       $14.75        May 20, 2005
      July 1, 1998                  15      $14.6875      July 1, 2005
      July 7, 1998                  70      $15.00        July 7, 2005
      July 22, 1998                 58      $14.875       July 22, 2005


FOR THE NINE-MONTH PERIOD ENDED
-------------------------------           Income          Shares       Per Share
SEPTEMBER 30, 1998                       Numerator      Denominator     Amount
------------------                       ---------      -----------     ------

      Basic EPS
            Income available to
            common stockholders           $(6,545)        18,435       $ (0.36)
      Effect of dilutive securities
      Stock Options                                          222
      Diluted EPS
            Income available to
            common stockholders           $(6,545)        18,657       $ (0.35)


      Options to purchase shares of common stock which were outstanding as of September 30, 1998 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares are as follows:

      Grant Date               # of Shares Option Price  Expiration Date
      ----------               ----------- ------------  ---------------
      September 22, 1997          200      $13.75        September 22, 2004
      April 20, 1998               7       $14.75        April 20, 2005
      May 20, 1998                 4       $14.75        May 20, 2005
      July 1, 1998                15       $14.6875      July 1, 2005
      July 7, 1998                70       $15.00        July 7, 2005
      July 22, 1998               58       $14.875       July 22, 2005

FOR THE THREE-MONTH PERIOD ENDED
--------------------------------          Income        Shares     Per Share
SEPTEMBER 30, 1997                       Numerator    Denominator   Amount
------------------                       ---------    -----------   ------

      Basic EPS
               Income available to
               common stockholders        $2,224       18,413       $ 0.12
      Effect of dilutive securities
               Stock Options                              288
      Diluted EPS
               Income available to
               common stockholders        $2,224       18,701       $ 0.12


Options to purchase shares of common stock which were outstanding as of September 30, 1997 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares are as follows:

      Grant Date               # of Shares  Option Price  Expiration Date
      ----------               -----------  ------------  ---------------
      None

FOR THE NINE-MONTH PERIOD ENDED
-------------------------------           Income             Shares         Per Share
SEPTEMBER 30, 1997                       Numerator         Denominator        Amount
------------------                       ---------         -----------        ------
      Basic EPS
            Income available to
            common stockholders         $   5,336           18,396           $ 0.29
      Effect of dilutive securities
            Stock Options                                      233
      Diluted EPS
            Income available to         $   5,336           18,629           $ 0.29
            common stockholders

      Options to purchase shares of common stock which were outstanding as of September 30, 1997 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares are as follows:

      Grant Date             # of Shares  Option Price  Expiration Date
      ----------             -----------  ------------  ---------------
      April 16, 1996             1        $13.1875      April 16, 2003
      April 30, 1996             5        $13.00        April 30, 2003
      August 27, 1996            9        $13.50        August 27, 2003
      September 22, 1997        200       $13.75        September 22, 2004


(10)  Contingent Liabilities:
      ----------------------

The Company and its subsidiaries are defendants in various lawsuits arising in the ordinary course of business. In the opinion of management, any liability with respect to these matters will not have a material adverse effect on the Company's financial condition, cash flow or results of operations.

The Company has been cooperating with the U.S. Government in a criminal investigation involving possible improprieties at an Army facility where the Company's Scott Aviation division was a supplier. The Company has furnished documents and other requested information and denies any wrongdoing. This investigation is ongoing and could result in sanctions by the Government which could affect the Company's ability to obtain future Government contracts.

(11) Extraordinary Item - Early Extinguishment of Debt:
     -------------------------------------------------

In the third quarter of 1998, the Company paid $2.2 million to extinguish $2.0 million of its 9 7/8% Senior Notes due October 1, 1999. The payments included a $0.1 million premium for the early retirement of the debt and $0.1 million of accrued interest. Accordingly, the Company recorded a third quarter extraordinary after tax loss of $0.1 million on the premiums to extinguish $2.0 million of Senior Notes.

For the nine-month period ended September 30, 1998, the Company paid $64.0 million to extinguish $60.6 million of its 9 7/8% Senior Notes due October 1, 1999. The payments included a $2.7 million premium for the early retirement of the debt and $0.7 million of accrued interest. For the nine-month period, the Company recorded an extraordinary after tax loss of $1.7 million on the premiums to extinguish $60.6 million of Senior Notes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION: Information contained in this Report includes forward-looking statements, which can be identified by the use of forward-looking terminology such as "believes," "may," "will," "expects," "intends," "plans," "anticipates," "estimates" or "continues" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. The Company undertakes no obligation to revise these forward-looking statements to reflect any future events or circumstances. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences are discussed under the caption "Factors Affecting the Company's Prospects."

RESULTS OF OPERATIONS SUMMARY
-----------------------------
(in thousands)

                            1st Qtr.      2nd Qtr.      3rd Qtr.     Nine Mos.     Nine Mos.     3rd Qtr.
                              1998          1998          1998         1998          1997          1997
                           ---------     ---------     ---------     ---------     ---------     ---------
Net Sales                  $  46,214     $  45,964     $  43,197     $ 135,375       118,751     $  38,084
  Cost of Sales               31,311        30,380        29,468        91,159        80,455        26,051
                           ---------     ---------     ---------     ---------     ---------     ---------
Gross Profit on Sales         14,903        15,584        13,729        44,216        38,296        12,033
  % of Net Sales                32.2%         33.9%         31.8%         32.7%         32.2%         31.6%
Operating Expenses:
  Selling, General and
  Administrative               6,150         6,066         6,577        18,793        17,595         5,671
  Research & Development         891           793           800         2,484         2,617           629
                           ---------     ---------     ---------     ---------     ---------     ---------
Total Operating
  Expenses                     7,041         6,859         7,377        21,277        20,212         6,300
                           ---------     ---------     ---------     ---------     ---------     ---------
Operating Income               7,862         8,725         6,352        22,939        18,084         5,733
                           ---------     ---------     ---------     ---------     ---------     ---------
  % of Net Sales                17.0%         19.0%         14.7%         16.9%         15.2%         15.1%
Other Expense(Income):
  Refinancing Costs              259           131           131           521           393           131
  Interest Expense             4,216         3,085         2,594         9,895        16,118         5,400
  Interest Income             (1,441)         (909)         (543)       (2,893)       (4,019)       (1,957)
  Other, Net                     542           666           826         2,034         2,237           729
                           ---------     ---------     ---------     ---------     ---------     ---------
Income from
  Continuing Operations
  before Income Tax and
  Extraordinary Item           4,286         5,752         3,344        13,382         3,355         1,430
Income Tax                     1,712         2,313         1,361         5,386           991           462
                           ---------     ---------     ---------     ---------     ---------     ---------
Income from Continuing
  Operations before
  Extraordinary Item           2,574         3,439         1,983         7,996         2,364           968
Discontinued Operations,
  Net of Tax                  (1,875)          443       (11,420)      (12,852)        2,972         1,256
Extraordinary Item -
(Loss) on Extinguish-
  ment of Debt, Net
 of Tax                          (80)       (1,565)          (44)       (1,689)            -             -
                           ---------     ---------     ---------     ---------     ---------     ---------
Net Income (Loss)          $     619     $   2,317     $  (9,481)    $  (6,545)    $   5,336     $   2,224
                           =========     =========     =========     =========     =========     =========

For the first nine months of 1998, Net Sales increased $16.6 million, or 14.0%, to $135.4 million from Net Sales of $118.8 million for the same period in 1997. For the third quarter of 1998 Net Sales increased by $5.1 million, or 13.4%, to $43.2 million from $38.1 million in the third quarter of 1997.

Gross Profit for the nine months ended September 30, 1998 increased by $5.9 million to $44.2 million and represented 32.7% of Net Sales as compared to 32.2% in 1997. Gross profit for the third quarter of 1998 increased by $1.7 million to $13.7 million and represented 31.8% of Net Sales as compared to 31.6% in 1997.

Selling, General and Administrative expenses for the nine months improved as a percentage of Net Sales to 13.9% in 1998, compared to 14.8% in 1997. For the third quarter, Selling, General and Administrative expenses increased as a percentage of Net Sales to 15.2% in 1998, compared to 14.9% in 1997. The increase was related to corporate expense and was due to reversal of certain balance sheet accruals in the third quarter of 1997, combined with an increase in expenses in the third quarter of 1998 as a result of the Company's name change and professional fees.

Operating Income for the nine months amounted to $22.9 million in 1998, as compared to Operating Income of $18.1 million in 1997. Operating income for the third quarter of 1998 was $6.4 million compared to $5.7 million in the third quarter of 1997.

Income from Continuing Operations in the nine months of 1998 increased to $8.0 million compared to $2.4 million in the corresponding period of 1997. Income from continuing operations for the third quarter of 1998 increased to $2.0 million compared to $1.0 million in the third quarter of 1997. The increases were attributed primarily to improved results at Scott Aviation and lower corporate net interest expense.

The loss on discontinued operations for the nine months and third quarter of 1998 included loss from operations and loss on disposal. Loss from operations represents IEC's net operating results for the nine months and third quarter of 1998. IEC's third quarter results include the following charges: 1) $2.6 million as a result of expensing previously capitalized costs, 2) $2.5 million to recognize warranty liabilities and expected losses on contracts, 3) $1.7 million in inventory write-downs to reflect shrinkage, slow moving, and obsolete inventory, 4) $2.1 million to reflect potential losses relating to billed and unbilled contracts, 5) $1.0 million to reserve for additional potential disallowance of costs connected with government contracts for years subject to audit, and 6) $0.5 million for additional restructuring charges primarily due to severance. Loss on disposal for the nine months and third quarter of 1998 include the following items: a $5.0 million addition to the self-insurance accrual to reflect a more conservative valuation of the liability in light of historically adverse experience, $3.2 million related to underfunded foreign pension plans, and $1.6 million loss provision for litigation defense costs related to discontinued operations.

SEGMENT INFORMATION
-------------------

The Company has operations in one reporting segment, Scott Aviation. The results of operations are as follows:

SCOTT AVIATION
--------------

Scott Aviation is a leading manufacturer of life support respiratory products and consists of two principal business units: Health and Safety; and Aviation and Government. The two units have benefited from several similarities. Scott Aviation has used its broad experience and expertise in high pressure gas regulation and distribution developed from the two product lines to provide end-users with products that are reliable, light weight, compact in size and user friendly. Each unit has also benefited from the common use of manufacturing cell and team technology. In addition, Scott Aviation's uniform quality assurance program has allowed the units to work jointly to comply with the rigorous quality requirements of the government, regulatory agencies and customers.

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

Results of Operations Summary
-----------------------------
      (in thousands)

                               1st Qtr.     2nd Qtr.     3rd Qtr.    Nine Mos.  Nine Mos.    3rd Qtr.
                                 1998        1998         1998        1998       1997          1997
                                -------      -------     -------    --------    --------      -------
Net Sales                       $46,214      $45,964     $43,197    $135,375    $118,751      $38,084
  Cost of Sales                  31,311       30,380      29,468      91,159      80,455       26,051
                                -------      -------     -------    --------    --------      -------
Gross Profit on Sales            14,903       15,584      13,729      44,216      38,296       12,033
  % of Net Sales                  32.2%        33.9%       31.8%       32.7%       32.2%        31.6%
Operating Expenses:
  Selling, General
      and Administrative          3,904        3,926       3,948      11,778      11,451        3,921
  Research & Development            891          793         800       2,484       2,617          629
                                -------      -------     -------    --------    --------      -------
Total Operating Expenses          4,795        4,719       4,748      14,262      14,068        4,550
                                -------      -------     -------    --------    --------      -------
Operating Income                $10,108      $10,865     $ 8,981    $ 29,954    $ 24,228      $ 7,483
                                -------      -------     -------    --------    --------      -------
  % of Net Sales                  21.9%        23.6%       20.8%       22.1%       20.4%        19.6%

Discussion of 1998 Compared to 1997:
------------------------------------

Net Sales for the nine months ended September 30, 1998 and the third quarter of 1998 increased by approximately 14% and 13% respectively, compared to Net Sales for the same periods in 1997. The increase for the nine months ended September 30, 1998 compared to the same period in 1997 was due to an increase in the amount of shipments of oxygen products to aviation/government customers of approximately $7.2 million, or 12%, and an increase in the amount of shipments of products, principally Air-Paks, to health and safety customers of approximately $9.4 million, or 16%. The increase for the third quarter of 1998 compared to the same period in 1997 was due to an increase in the amount of shipments of oxygen products to aviation/government customers of approximately $0.8 million, or 4%, and an increase in the amount of shipments of products, principally Air-Paks, to health and safety customers of approximately $4.3 million, or 23%.

Gross Profit Margin increased for both the nine months ended September 30, 1998 and the third quarter of 1998 due primarily to increased sales volume in the major product lines.




            *Registered or common law trademarks and service marks of SCOTT TECHNOLOGIES, INC. (formerly FIGGIE INTERNATIONAL INC.) and its subsidiaries.

Selling, General and Administrative expenses increased slightly in dollar amounts during the nine months and third quarter ended September 30, 1998 due to increased sales but are lower as a percentage of Net Sales when compared to the same periods for 1997. Research and Development expenses in 1998 were lower for the nine months and slightly higher for the third quarter when compared to the same periods last year.

CORPORATE AND UNALLOCATED COSTS AND EXPENSES
--------------------------------------------

Results of Operations Summary
-----------------------------
(in thousands)

                               1st Qtr.    2nd Qtr.    3rd Qtr.    Nine Mos.   Nine Mos.   3rd Qtr.
                                1998         1998        1998        1998        1997        1997
                               --------    --------    --------    --------    --------    --------
      Selling, General and
           Administrative      $  2,246    $  2,140    $  2,629    $  7,015    $  6,144    $  1,750
      Other Expenses:
           Refinancing Costs        259         131         131         521         393         131
           Interest Expense       4,216       3,085       2,594       9,895      16,118       5,400
           Interest Income       (1,441)       (909)       (543)     (2,893)     (4,019)     (1,957)
           Other, Net               542         666         826       2,034       2,237         729

Discussion of 1998 Compared to 1997:
------------------------------------

Selling, General and Administrative expenses have increased $0.9 million for the first nine months and third quarter of 1998 compared with last year. The increase for the quarter was related to corporate expense and was due to reversal of certain balance sheet accruals in the third quarter of 1997, combined with an increase in expenses in the third quarter of 1998 as a result of the Company's name change and professional fees.

Interest Expense decreased for the nine months and third quarter of 1998 due to lower outstanding debt and reduced interest expense on the discounted present value of insurance reserves.

Interest Income decreased for the nine months and third quarter of 1998 due primarily to the reduction in the Company's cash position, combined with accrued interest income arising from negotiated Federal and Foreign tax audits recognized in the third quarter of 1997.


FINANCIAL POSITION AND LIQUIDITY
--------------------------------

The Company's Consolidated Statements of Cash Flows contains items relating to discontinued operations which have not been disaggregated as they have in the Consolidated Balance Sheet.

At September 30, 1998 Cash and Cash Equivalents for both continuing and discontinued operations totaled $33.8 million, compared to $104.2 million at December 31, 1997.

Net Cash provided by Operating Activities was $2.3 million reflecting a net loss of $6.5 million, depreciation and amortization of $4.0 million and the net cash provided by other operating activities of $4.8 million.

Net Cash used by Investing Activities was $3.5 million, reflecting capital expenditures and proceeds from the sale of real estate. Capital Expenditures were $6.7 million in the first nine months of 1998 for machinery, equipment, tooling and real estate development costs and are expected to be approximately $9 million for all of 1998. Proceeds from the sale of real estate were $3.2 million. Capital Expenditures will be funded from internally generated funds and or credit facilities.

Net Cash used by Financing Activities was $69.3 million, which included $61.1 million for principal payments on debt, $9.2 million to repurchase 684,600 shares of common stock at market prices, and $1.0 million in proceeds from the issuing of common stock in connection with the Company's stock option plan.

Liquidity is provided by the Company's Cash and Cash Equivalents, which totaled $33.8 million at September 30, 1998, and by the credit facility of which $54.2 million was available at September 30, 1998. In the first nine months of 1998, the Company used cash to reduce its debt by repurchasing $60.6 million of its 9 7/8% Senior Notes. The repurchasing of the Senior Notes has resulted in lower interest expense, and to a lesser extent, lower interest income.

The Company expects to continue to focus on internal growth and market expansion at Scott Aviation; investigate acquisitions; and consider alternative strategies that may further enhance stockholder value.

The Company's cash balance at September 30, 1998 is available for general corporate purposes. Those purposes may include investment in the current operations of the Company, payment of liabilities associated with previously divested businesses, use as all or a portion of the purchase price of possible acquisitions, additional repurchases of its 9 7/8% Senior Notes and stock repurchases. The Company's Board of Directors has authorized the Company to purchase up to three million shares of its common stock. To date, approximately 685,000 shares have been purchased.

FACTORS AFFECTING THE COMPANY'S PROSPECTS
-----------------------------------------

The prospects of the Company may be affected by a number of factors, including the matters discussed below:

      DEPENDENCE ON GOVERNMENT CONTRACTS - Sales to the U.S. Government represented approximately 40% of the Company's combined total net sales of IEC and Scott Aviation in each of the last three years. With the discontinuance of IEC, these sales represented approximately 10% of Scott Aviation's sales. The Company expects to continue to derive a portion of Scott Aviation's revenues from Government contracts. Consequently, fluctuations in military spending by the U.S. Government could adversely affect the Company's revenues and profitability. In addition, since these contracts are the result of competitive bidding processes, there can be no assurance that the Company will be awarded future contracts, or that once awarded, the Government will not terminate such contracts at its convenience. Finally, the Company has been cooperating with the U.S. Government in a criminal investigation involving possible improprieties at an Army facility where the Company's Scott Aviation division was a supplier. The Company has furnished documents and other requested information and denies any wrongdoing. The investigation could result in sanctions by the Government which could affect the Company's ability to obtain future Government contracts.


      COMPETITION - The GPS and Displays markets which IEC participates in are highly competitive, subject to rapid change and significantly affected by new product introductions. Competition may intensify, particularly as companies well established in the defense industry increase their focus on GPS. In addition, the development and commercialization of new types of displays or position measuring systems could reduce the demand for the Company's products.

            Scott Aviation's Health and Safety unit manufactures the Scott Aviation Air-Pak** (a self-contained breathing apparatus), air-purifying products, gas detection instruments and other life support products for firefighting and personal protection against environmental and safety hazards. Scott Aviation's Aviation and Government unit which manufactures protective breathing equipment, pilot and crew oxygen masks, and emergency oxygen for passengers and crew members on commercial, government and private aircraft and ships. Both of these manufacturing units participate in markets which are technology based, industry regulated, and highly competitive. Failure by Scott Aviation to develop new products and or remain competitive with changing industry conditions could adversely affect market share.

            Certain competitors in the respective markets have significantly greater financial, technical and marketing resources. These competitive factors could adversely affect the Company's financial condition, cash flow, results of operations or expected benefits from its restructuring initiatives.


      LEVERAGE - As part of the Company's strategy is to grow through acquisitions, any such future acquisition could involve incurring significant additional leverage. In addition, the Company's Board has authorized the Company to purchase up to three million shares of its common stock on the open market. To date, approximately 685,000 shares have been purchased. Future purchases of common stock could affect leverage. The degree to which the Company is leveraged could: (i) impair the Company's ability to obtain future financing for acquisitions, a refinancing, or




                  **Registered or common law trademarks and service marks of SCOTT TECHNOLOGIES, INC. (formerly FIGGIE INTERNATIONAL INC.) and its subsidiaries.

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

      Further, at September 30, 1998, the Company's balance sheet reflected $26.0 million of deferred divestiture proceeds which is net of a reserve of $28.0 million. Deferred divestiture proceeds include management's best estimates of the amounts expected to be realized after the resolution of the underlying matters. Additionally, at September 30, 1998 the Company's balance sheet reflected $23.3 million of Net Assets of Discontinued Operations. This amount represents the net book value of IEC. The Company expects to realize net proceeds from the sale of IEC in excess of the carrying value. The amounts the Company will ultimately realize could differ materially from the amounts recorded.


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

      The Company is in the process of identifying and assessing the extent to which its manufacturing equipment, business systems and products could be affected by the Year 2000 Issue. The Company expects to complete its assessment of the impact of the Year 2000 Issue and formalize its plan to resolve any noncompliance issues by the end of the year. As part of its Year 2000 Issue assessment, the Company is taking into account whether third parties with which the Company has material relationships, including the U.S. Government, are Year 2000 compliant. In addition, the Company will develop contingency strategies, as appropriate, as part of its Year 2000 plan. At this time, the Company cannot assess the extent to which it will be dependent upon third parties to address such issues and does not have an estimate of the cost of compliance. To date, the Company's expenses have been limited to internal costs incurred in the Year 200 Issue assessment process. The Company does not separately track such internal costs which are principally associated with payroll expenses. To date, these costs have not been material. Any failure by the Company or third parties to ensure that its computer systems are Year 2000 compliant could have a material adverse effect on the Company's operations, liquidity and financial position. Any failure of the Company's products to perform could result in claims against the Company.

      ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Not Applicable

PART II.  OTHER INFORMATION

Item 5  Other Information
------  -----------------

        (a) PROPOSED RESTRUCTURING PLAN - The Company has issued a proxy statement dated November 10, 1998 for a special meeting of its stockholders to be held on December 15, 1998 at which time, among other things, a proposal will be considered to amend Article Fourth of the Charter to eliminate the Corporation's dual class capital structure and to provide, instead, for a single, new class of common stock designated as "Common Stock", par value $.10 per share (the "New Common Stock"), consisting of 36,000,000 shares of New Common Stock authorized for issuance, with each share entitled to one vote, thereby effecting the reclassification and conversion of each share of Class A Common Stock and each share of Class B Common Stock as and into one share of New Common Stock, and to restate the Charter to reflect the foregoing amendments.

        (b) MANAGEMENT CHANGE - Effective November 3, 1998, Robert P. Collins became the Chairman of the Board, succeeding John P. Reilly, who served as a director of the Company since 1995 and had served as the nonemployee Chairman since 1997. Mr. Reilly continues to serve as a director. On November 6, 1998, William J. Sickman, Vice President - Corporate Relations, gave notice of his resignation effective on December 21, 1998.

        (c) OWNERSHIP - On May 7, 1998, Harry E. Figgie, Jr., the Company's founder, and his affiliates sold their interests in the Corporation to Richard C. Blum & Associates, L.P. ("Blum"). In connection with Blum's acquisition of the shares, the Board appointed N. Colin Lind, a managing director of Blum, as a director of the Company. Blum's acquisition resulted in Blum owning 1,184,213 shares of Class A Common Stock and 1,503,333 of Class B Common Stock.

Item 6  Exhibits and Reports on Form 8-K
------  --------------------------------

        (a)     List of Exhibits

                10.0  Material Contracts

                (i) Management agreement, addendum to June 11, 1997 management agreement, dated as of August 13, 1998, by and between William J. Sickman and the Company.

                (ii) Management agreement, amended and restated management agreement, dated as of August 13, 1998, by and between William J. Sickman and the Company.

                (iii) Management agreement, second addendum to June 11, 1997 management agreement and first addendum to August 13, 1998 management agreement and amendment to non-qualified stock option agreement dated August 13, 1998, dated as of October 30, 1998, by and between William J. Sickman and the Company.

                (iv) Management agreement, dated as of September 10, 1998, by and between Debra L. Kackley and the Company.

                (v) Management agreement, amended and restated management agreement, dated as of August 17, 1998, by and between Glen W. Lindemann and the Company.

                (vi) Management agreement, dated as of August 25, 1998, by and between Mark A. Kirk and the Company.

                (vii) Amendment No. 5, dated October 8, 1998 and effective August 14, 1998, to the Credit Agreement between the Company and General Electric Capital Corporation.

                (viii) Amendment No. 6 and Exhibit A, dated October 21, 1998 and effective September 30, 1998, to the Credit Agreement between the Company and General Electric Capital Corporation.

                27.0  Financial Data Schedule

        (b)     Reports on Form 8-K filed during the quarter - None.




SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, SCOTT TECHNOLOGIES, INC. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



SCOTT TECHNOLOGIES, INC.


By:      /s/
    ------------------------------
    Mark A. Kirk
    Senior Vice President and
    Chief Financial Officer

(Duly Authorized and Principal Accounting Officer)
Date: November 13, 1998

                                  EXHIBIT INDEX

Number              Description of Exhibits                                           Page No.
------              -------------------------------------------------------------     --------------

10.0                Material Contracts

          (i)       Management agreement, addendum to June 11, 1997                       27
                    management agreement, dated as of August 13, 1998, by and
                    between William J. Sickman and the Company.

          (ii)      Management agreement, amended and restated manage-                    30
                    ment agreement, dated as of August 13, 1998, by and between
                    William J. Sickman and the Company.

          (iii)     Management agreement, second addendum to June 11,                     47
                    1997 management agreement and first addendum to August 13,
                    1998 management agreement and amendment to non-qualified
                    stock option agreement dated August 13, 1998, dated as of
                    October 30, 1998, by and between William J. Sickman and the
                    Company.

          (iv)      Management agreement, dated as of September 10,                       51
                    1998, by and between Debra L. Kackley and the Company.

          (v)       Management agreement, amended and restated manage-                    67
                    ment agreement, dated as of August 17, 1998, by and between
                    Glen W. Lindemann and the Company.

          (vi)      Management agreement, dated as of August 25, 1998,                    84
                    by and between Mark A. Kirk and the Company.

          (vii)     Amendment No. 5, dated October 8, 1998 and effective                 101
                    August 14, 1998, to the Credit Agreement between the Company and General Electric Capital Corporation.

          (viii)    Amendment No. 6 and Exhibit A, dated October 21, 1998                103
                    and effective September 30, 1998, to the Credit Agreement
                    between the Company and General Electric Capital
                    Corporation.

27.0                Financial Data Schedule