Form 10-K405
period 1998-12-31
SCOTT TECHNOLOGIES INC
filed 1999-03-30
CIK 720032

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended 12/31/98                 Commission file number 1-8591
                          --------                                        ------

                            SCOTT TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                  52-1297376
   ------------------------------                 -------------------
  (STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NO.)

5875 LANDERBROOK DRIVE, MAYFIELD HEIGHTS, OHIO                    44124
----------------------------------------------                   --------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                        (ZIP CODE)

Registrant's telephone number, including area code      (440) 446-1333
                                                         -------------

Securities registered pursuant to Section 12(G) of the Act:

                     Common Stock, Par Value $.10 Per Share
--------------------------------------------------------------------------------
                                (TITLE OF CLASS)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES |X| NO |_|

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. |X|

STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT. (THE AGGREGATE MARKET VALUE SHALL BE COMPUTED BY REFERENCE TO THE PRICE AT WHICH THE STOCK WAS SOLD, OR THE AVERAGE BID AND ASKED PRICES OF SUCH STOCK, AS OF A SPECIFIED DATE WITHIN 60 DAYS PRIOR TO THE DATE OF FILING.)

                        At March 17, 1999 - $232,132,328
--------------------------------------------------------------------------------
INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF
                COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                                                       Outstanding as of 3/17/99

 Common Stock, Par Value $.10 Per Share                        18,186,983
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

Proxy Statement Re: Annual Stockholders' Meeting to be held in 1999 (See Part
III) Certain documents incorporated from prior filings (See Part IV)

                                TABLE OF CONTENTS

PART I.........................................................................4

      Item 1.  Business........................................................4
         Customers.............................................................5
         Competition...........................................................5
         Patents and Trademarks................................................5
         Backlog of Orders.....................................................5
         Raw Materials.........................................................5
         Effect of Environmental Compliance....................................5
         Employees.............................................................6
         Research and Development..............................................6
         Distribution..........................................................6
         Interstate Electronics................................................6
         Financial Information About the Company's Business Segments...........7
         Executive Officers of the Company.....................................8

      Item 2.  Properties......................................................9
         Principal Facilities..................................................9

      Item 3.  Legal Proceedings...............................................9

      Item 4.  Submission of Matters to a Vote of Security Holders............10

PART II.......................................................................11

      Item 5.  Market for the Company's Common Stock and Related
               Stockholder Matters............................................11

      Item 6.  Summary of Selected Financial Data.............................12

      Item 7.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations......................................13
         Forward-Looking Information..........................................13
         Financial Summary....................................................13
         Scott Aviation.......................................................14
         Corporate and Unallocated Costs and Expenses.........................16
         Discontinued Operations..............................................17
         Extraordinary Item...................................................17
         Financial Position and Liquidity.....................................18
         Factors Affecting the Company's Prospects............................18

      Item 8.  Financial Statements and Supplementary Data....................22
         Report of Independent Public Accountants.............................22
         Consolidated Statements of Operations ...............................23
         Consolidated Balance Sheets..........................................24
         Consolidated Statements of Stockholders' Equity and Comprehensive
         Income...............................................................26
         Consolidated Statements of Cash Flows................................27
         Notes to Consolidated Financial Statements...........................28
            (1)     Summary of Significant Accounting Policies................28
            (2)     Refinancing Costs.........................................29
            (3)     Discontinued Operations...................................30
            (4)     Income Taxes..............................................32
            (5)     Inventories...............................................34
            (6)     Receivables...............................................34

            (7)     Credit Facility...........................................34
            (8)     Long-Term Debt............................................35
            (9)     Leases....................................................36
            (10)    Contingent Liabilities....................................36
            (11)    Pension and Retirement Benefits Plans.....................36
            (12)    Capital Stock.............................................38
            (13)    Stock Options.............................................40
            (14)    Restricted Stock Purchase Plans...........................41
            (15)    Employee Stock Bonus Plan.................................41
            (16)    Extraordinary Item - Early Extinguishment of Debt.........41
            (17)    Industry Segment Data.....................................42
         QUARTERLY FINANCIAL DATA (UNAUDITED).................................43

      Item 9.       Disagreements on Accounting and Financial Disclosure......44

PART III......................................................................44

      Item 10.      Directors and Executive Officers of the Registrant........44

      Item 11.      Executive Compensation....................................44

      Item 12.      Security Ownership of Certain Beneficial Owners and
                    Management................................................44

      Item 13.      Certain Relationships and Related Transactions............44

PART IV.......................................................................45

      Item 14.      Exhibits, Financial Statement Schedules and Reports
                    on Form 8-K...............................................45
         VALUATION AND QUALIFYING ACCOUNTS....................................51
         REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS.............................52

SIGNATURES....................................................................53

EXHIBIT INDEX.................................................................54

      SUBSIDIARIES OF THE COMPANY.............................................59

      CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS...............................60

Except as otherwise stated, the information contained in this Annual Report is as of December 31, 1998. Information contained in this Report includes forward-looking statements, which can be identified by the use of forward-looking terminology such as "believes," "may," "will," "expects," "intends," "plans," "anticipates," "estimates" or "continues" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. The Company undertakes no obligation to revise these forward-looking statements to reflect any future events or circumstances. The Company's actual results, performance or achievements, could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences are discussed under the caption "Factors Affecting the Company's Prospects."

                                     PART I

Item 1. Business

Scott Technologies, Inc. (referred to, with its subsidiaries and divisions, and their predecessor entities, unless the context otherwise requires, as the "Company") is comprised of one reporting segment which operates primarily in North America. The Company's strategy is to grow through strategic acquisitions, systematic market expansion and continued growth through new and "next generation" product development. The Company's segment is described below:

      Scott Aviation is a leading manufacturer of life support respiratory products and consists of two principal business units: Health and Safety; and Aviation and Government. The two units have benefited from several similarities. Scott Aviation has used its broad experience and expertise in high pressure gas regulation and distribution developed from the two product lines to provide end-users with products that are reliable, light weight, compact in size and user-friendly. Each unit has also benefited from the common use of manufacturing cell and team technology. In addition, Scott Aviation's uniform quality assurance program has allowed the units to work jointly to comply with the rigorous quality requirements of the government, regulatory agencies and customers.

      Scott Aviation's Health and Safety unit manufactures the Scott Air-Pak* (a self-contained breathing apparatus), air-purifying products, gas detection instruments and other life support products for firefighting and personal protection against environmental and safety hazards. Scott Aviation's Aviation and Government unit manufactures protective breathing equipment, pilot and crew oxygen masks, and emergency oxygen for passengers and crew members on commercial, government and private aircraft and ships.

The Company's business is managed at the segment level. Financial, legal, real estate and certain administrative functions are performed at the corporate offices. The Company's real estate development activities, conducted through its subsidiary, STI Properties, Inc., are reported as a corporate department.

During 1998, the Company announced its intent to divest its Interstate Electronics subsidiary "IEC." For further discussion of the Company's divested operations, see "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations," included elsewhere herein.

* Registered or common law trademarks and service marks of Scott Technologies, Inc. and its subsidiaries.

Customers

Aviall, Inc., which is a distributor of Scott Aviation's aviation products, accounted for approximately 13.5%, 10.4% and 10.2% of the Company's 1998, 1997, and 1996 net sales, respectively. The U.S. Government accounted for 7.1%, 10.0% and 9.2% of the Company's total net sales for 1998, 1997 and 1996, respectively. The net sales to the U.S. Government are subject to the standard government contract clause that permits the government to terminate such contracts at its convenience. In the event of such termination, there are provisions to enable the Company to recover its costs plus a fee. The Company does not anticipate the termination of any of its major government contracts. No other single customer accounted for more than 10% of the Company's net sales.

Competition

Scott Aviation is engaged in industries characterized by substantial competition in the form of price, service, quality, and design. The Company believes that in the United States, Scott Aviation is among the leading manufacturers of protective breathing and emergency oxygen equipment.

Patents and Trademarks

Scott Aviation owns and is licensed under a number of patents and trademarks that are sufficient for its operations. Its business as a whole is not materially dependent upon any one patent, trademark or license or technologically related group of patents or licenses.

Backlog of Orders

As of December 31, 1998 and 1997, Scott Aviation had a backlog of orders of $61.2 million and $54.0 million, respectively. On these dates such backlog amounts were believed to be firm. However, realization of the backlog amounts depends on, among other things, general economic and business conditions in 1999 that cannot be predicted. Of the backlog, $4.8 million and $3.1 million at December 31, 1998 and 1997, respectively, are not expected to be completed within twelve months.

Raw Materials

The Company believes that the principal raw materials and purchased component parts for the manufacture of Scott Aviation's products are available from a number of suppliers and are generally available in sufficient quantities to meet its current requirements.

Effect of Environmental Compliance

At the present time, compliance with federal, state, and local provisions with respect to environmental protection and regulation has not had, and is not expected to have, a material impact on the Company's capital expenditures, earnings, operations, financial position or competitive position.

Employees

As of December 31, 1998, the Company's workforce was comprised of 1,009 employees. Approximately 240 employees are covered by a collective bargaining agreement expiring on November 12, 1999. The Company considers its overall relations with its workforce to be satisfactory.

Research and Development

The Company's research and development activities consisted of customary product development activities at Scott Aviation. Research and development expenditures were $3.1 million, $3.3 million and $2.9 million for 1998, 1997 and 1996, respectively.

Distribution

Scott Aviation's products and services are marketed and sold through Company salesmen; independent distributors and dealers; manufacturers' agents and directly to government agencies.

Interstate Electronics

On October 21, 1998, the Company's Board of Directors announced that it intends to divest its Interstate Electronics subsidiary. As a result, any financial information about the Company's business segments for the years reported reflect IEC as a discontinued operation; however, in the consolidated statements of cash flows, items relating to discontinued operations have not been disaggregated.

Financial Information About the Company's Business Segments

                    SCOTT TECHNOLOGIES, INC. AND SUBSIDIARIES
                       formerly Figgie International Inc.
                                 (in thousands)

                                                  Year Ended December 31,
                                                  -----------------------
Sales to Unaffiliated Customers* by Product    1998         1997         1996
Line of Scott Aviation:                     ---------    ---------    ---------
 Health and Safety Products                 $  90,351    $  78,069    $  70,783
 Aviation and Government Products              86,757       80,189       65,901
                                            ---------    ---------    ---------
 Total Sales to Unaffiliated Customers      $ 177,108    $ 158,258    $ 136,684
                                            =========    =========    =========

Major Customer Sales*:
 Aviall, Inc.                               $  23,863    $  16,511    $  13,958
 U.S. Government                               12,654       15,885       12,591
                                            ---------    ---------    ---------
 Total Major Customer Sales                 $  36,517    $  32,396    $  26,549
                                            =========    =========    =========

Export Sales - United States to*:
 Canada                                     $   9,502    $   8,865    $   8,172
 Asia                                           7,368        3,979        3,485
 Europe                                         5,291        6,052        5,508
 Other                                          5,397        3,906        3,781
                                            ---------    ---------    ---------
 Total U.S. Export Sales                    $  27,558    $  22,802    $  20,946
                                            =========    =========    =========

Operating Income(Loss)*:
 Scott Aviation                             $  38,218    $  32,941    $  26,914
 Corporate and Unallocated Expenses            (9,889)      (9,022)     (14,019)
                                            ---------    ---------    ---------
 Total Operating Income                     $  28,329    $  23,919    $  12,895
                                            =========    =========    =========

Identifiable Assets:
 Scott Aviation                             $  58,687    $  51,067    $  48,787
 Corporate                                    158,655      219,047      164,129
 Discontinued Operations                       45,842       62,700      135,194
                                            ---------    ---------    ---------
 Total Identifiable Assets                  $ 263,184    $ 332,814    $ 348,110
                                            =========    =========    =========

Capital Expenditures:
 Scott Aviation                             $   4,788    $   3,480    $   2,202
 Corporate                                      1,152        2,227        2,183
 Discontinued Operations                        1,317        2,966        5,894
                                            ---------    ---------    ---------
 Total Capital Expenditures                 $   7,257    $   8,673    $  10,279
                                            =========    =========    =========

Depreciation and Amortization:
 Scott Aviation                             $   2,117    $   1,562    $   1,597
 Corporate                                        254          313          441
 Discontinued Operations                        2,237        4,994        5,115
                                            ---------    ---------    ---------
 Total Depreciation and Amortization        $   4,608    $   6,869    $   7,153
                                            =========    =========    =========

      * Excludes those operating units that are discontinued operations. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

Executive Officers of the Company

As of March 25, 1999, the following executive officers of the Company serve in the positions indicated:

      ROBERT P. COLLINS, Chairman of the Company's Board of Directors since November 1998; Director of Scott Technologies, Inc. since December 1997; Chief Executive Officer, Capstone Partners, Inc., a management consulting firm which assists international companies design and implement strategic expansion programs, since 1998; President and Chief Executive Officer, GE Fanuc Automation North America, Inc., a manufacturer of industrial control systems, from 1987 to 1998; Director of Comdial Corporations, a provider of integrated communications solutions for small and mid-size organizations, since 1998; Director of CSE Systems & Engineering Ltd., an engineering consulting firm and installer of automation systems, since 1999; age 60.

      GLEN W. LINDEMANN, President and Chief Executive Officer since September 1997; President, Scott Aviation from June 1989 to September 1997; Director of the Company since November 1996; age 59.

      MARK A. KIRK, Senior Vice President and Chief Financial Officer since July, 1998; President and Chief Operating Officer (May 1997 to July 1998), Chief Financial Officer (February 1997 to March 1998) of HMI Industries, Inc., a heavy metal stamping and consumer products company; Senior Vice President and Chief Financial Officer from 1993 to 1997 of Anchor Glass, a manufacturer of glass bottles and other containers. Mr. Kirk serves as a Director of HMI Industries, Inc.; age 41.

      DEBRA L. KACKLEY, Vice President, General Counsel and Secretary since April 1998; Corporate General Attorney from December 1996 to April 1998; Associate Attorney, Spieth, Bell, McCurdy and Newel, L.P.A., a law firm, from January 1992 to November 1996; age 43.

      RICHARD DELISLE, President, Scott Aviation since September 1997; Director of Manufacturing, from April 1996 to September 1997; Lead Auditor, SGS ICS, a certification agency performing ISO CE and Automotive QS audits, from March 1993 to April 1996; age 58.

In September 1996, a petition was filed in the United States Bankruptcy Court in Delaware by Anchor Glass under Chapter 11 of the Bankruptcy Code in order to restructure the debt of the company and sell substantially all of its assets. Mr. Kirk was an executive officer of that company at that time. The sale was approved by the bankruptcy court in December 1996 and was consummated on February 5, 1997. After the sale in February 1997, Mr. Kirk ceased to be affiliated with Anchor Glass.

Item 2.  Properties

The Company's principal manufacturing plants have approximately 258,000 square feet of floor area for manufacturing, warehousing and administrative uses. Approximately 253,000 square feet of this area is owned and the balance is leased. The Company believes its facilities are suitable for its purposes, having adequate productive capacity for present and anticipated needs.

                                                   Approx.
                                                   Floor Area
      Principal Facilities                         (Sq. Feet)
      --------------------                         ----------
      Monroe, NC                                   125,000
      Lancaster, NY                                110,000
      South Haven, MI                               23,000

Item 3. Legal Proceedings

The Company has been cooperating with the U.S. Government in a civil investigation involving possible improprieties at an Army facility where the Company's Scott Aviation division was a supplier. The Company has furnished documents and other requested information and denies any wrongdoing. The Company is also involved in ordinary litigation incidental to its business and its former businesses. Management does not believe that such litigation will have a material adverse effect upon the Company.

Item 4. Submission of Matters to a Vote of Security Holders

A special stockholders meeting was held on December 15, 1998. Holders on the record date for the annual meeting of 13,321,053 shares of Class A Common Stock (1/20th of a vote per share) and 4,549,822 shares of Class B Common Stock (1 vote per share) were entitled to cast 666,053 and 3,994,423 votes, respectively.

Approval to Amend Article Fourth of the Corporation's Amended and Restated Certificate of Incorporation (the "Charter") to Eliminate the Corporation's Dual Class Capital Structure and to Provide for a Single, New Class of Common Stock Designated as "Common Stock". The amendment was approved pursuant to the following votes:

                     FOR               AGAINST         ABSTAIN
                     ---               -------         -------
         Combined    3,124,051         485,608         12,828
         Class A       433,857           2,937            820
         Class B     2,690,194         482,671         12,008

Approval to Amend Article Sixth of the Charter to Eliminate the Voting Limitations Imposed Generally Upon Any Stockholder Who Beneficially Owns More Than 20% of the Outstanding Voting Shares of Any Class of Stock and Make Certain Conforming Changes. The amendment was approved pursuant to the following vote:

                     FOR               AGAINST         ABSTAIN
                     ---               -------         -------
                     3,081,972         515,592         24,923

Approval to Amend Section 2 of Article 2 of the Corporation's Amended and Restated Bylaws to Lengthen the Notice Period Before a Stockholders' Meeting for the Nomination of Directors by Stockholders. The amendment was approved pursuant to the following vote:

                     FOR               AGAINST         ABSTAIN
                     ---               -------         -------
                     2,704,311         915,256         20,476

Approval to Amend Article Fourth of the Charter to Eliminate Certain Unnecessary Provisions Regarding Previously Outstanding Shares of Preference Stock and the Terms of Convertible and Redeemable Stock. The amendment was approved pursuant to the following vote:

                     FOR               AGAINST         ABSTAIN
                     ---               -------         -------
                     3,112,188         490,261         20,038

Approval to Amend the Scott Technologies, Inc. Key Employees' Stock Option Plan to Increase the Number of Shares Authorized for Issuance Under the Option Plan from 1,500,000 Shares to 3,000,000 Shares and to Revise Certain Other Provisions of the Option Plan. The amendment was approved pursuant to the following vote:

                     FOR               AGAINST         ABSTAIN
                     ---               -------         -------
                     2,706,143         881,306         35,038

                                     PART II

Item 5. Market for the Company's Common Stock and Related Stockholder Matters

The Company's Common Stock is traded on the over-the-counter market and quoted in the Nasdaq Stock Market. Prior to December 16, 1998 the Company's two classes of stock were traded under the following symbols: Class A Common Stock "SCTTA" and Class B Common Stock "SCTTB." On December 15, 1998 the stockholders of the Company voted to collapse the dual classes of common stock into a single new class of common stock designated as "common stock." As of December 16, 1998 the new common stock is traded under the symbol: "SCTT."

The high and low sales prices recorded on the Nasdaq Stock Market for each quarterly period during the years 1998 and 1997 are set forth below. The high and low sales prices for the fourth quarter of 1998 for Class A and Class B were through December 15, 1998. The high and low sale prices for the fourth quarter of 1998 for the new common stock were for the period December 16, 1998 through December 31, 1998.

                                     1998                                                1997
              ------------------------------------------------     -----------------------------------------------
                                   Quarter                                              Quarter
              ------------------------------------------------     -----------------------------------------------
                 1st          2nd          3rd           4th          1st          2nd          3rd          4th
                 ---          ---          ---           ---          ---          ---          ---          ---
Class A:
   Low        $ 11.625     $ 12.875     $  10.00      $ 10.375     $ 11.375     $ 11.625     $ 13.375     $ 12.875
   High       $  14.00     $  15.25     $15.1875      $ 15.625     $  12.75     $ 14.625     $  15.00     $  15.25

Class B:
   Low        $  10.75     $  12.00     $ 10.625      $  10.75     $  10.00     $  10.50     $ 12.625     $  11.50
   High       $ 12.625     $  15.00     $ 15.375      $ 15.375     $ 11.875     $ 13.375     $ 14.812     $  14.75

Common Stock
   Low             N/A          N/A          N/A      $ 14.625          N/A          N/A          N/A          N/A
   High            N/A          N/A          N/A      $ 16.625          N/A          N/A          N/A          N/A

As of March 17, 1999, there were 6,207 holders of Common Stock.

No dividends were paid in 1998 or 1997.

Item 6. Summary of Selected Financial Data

The following tables set forth selected consolidated financial data of the Company for the five years ended December 31, 1998. This data has been derived from the Company's audited consolidated financial statements. These tables should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of the Company included elsewhere herein. The report of Arthur Andersen LLP, independent auditors, covering the Company's consolidated financial statements for the years ended December 31, 1998, 1997 and 1996, is also included elsewhere herein.

                                                              Year Ended December 31
                                    ----------------------------------------------------------------------
                                         1998           1997           1996           1995           1994
                                         ----           ----           ----           ----           ----
Financial Data (in thousands)
Net Sales                           $   177,108    $   158,258    $   136,684   $   112,569    $    93,272
Income (Loss) from
     Continuing Operations before
     Extraordinary Item             $     9,494    $     5,080    $    22,902   $   (28,295)   $  (101,225)
(Loss) Income from Discontinued
   Operations, net of tax               (16,373)        (6,808)           398        12,205        (65,505)
Extraordinary Loss, net of tax           (1,689)          (778)            --            --             --
                                    -----------    -----------    -----------   -----------    -----------
Net (Loss) Income                   $    (8,568)   $    (2,506)   $    23,300   $   (16,090)   $  (166,730)
                                    ===========    ===========    ===========   ===========    ===========

Total Assets                        $   263,184    $   332,814    $   348,110   $   320,012    $   583,762
Total Debt                          $   100,031    $   159,433    $   183,541   $   192,136    $   385,530

Per Share Data - Basic EPS:
Income (Loss) from
     Continuing Operations before
     Extraordinary Item             $      0.52    $      0.27    $      1.25   $     (1.57)   $     (5.71)
(Loss) Income from Discontinued
     Operations                           (0.90)         (0.37)          0.02          0.68          (3.70)
Extraordinary Loss                        (0.09)         (0.04)            --            --             --
                                    -----------    -----------    -----------   -----------    -----------
Net (Loss) Income                   $     (0.47)   $     (0.14)   $      1.27   $     (0.89)   $     (9.41)
                                    ===========    ===========    ===========   ===========    ===========

Per Share Data - Assuming
Dilution:
Income (Loss) from
     Continuing Operations before
     Extraordinary Item             $      0.52    $      0.27    $      1.22   $     (1.57)   $     (5.71)
(Loss) Income from Discontinued
     Operations                           (0.90)         (0.36)          0.02          0.68          (3.70)
Extraordinary Loss                        (0.09)         (0.04)            --            --             --
                                    -----------    -----------    -----------   -----------    -----------
Net (Loss) Income                   $     (0.47)   $     (0.13)   $      1.24   $     (0.89)   $     (9.41)
                                    ===========    ===========    ===========   ===========    ===========
Cash Dividends                               --             --             --            --             --

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING INFORMATION

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

FINANCIAL SUMMARY

Discussion of 1998 Compared to 1997

Net sales increased 11.9% in 1998 to $177.1 million from $158.3 million in 1997, principally due to a greater volume of sales at Scott Aviation. Gross profit increased 10.2% in 1998 to $57.3 million from $52.0 million in 1997 as a result of the higher sales. Operating income improved by $4.4 million to $28.3 million as a result of the improved gross profit. Income before income taxes from continuing operations improved by $8.2 million to $15.9 million in 1998 primarily due to the profit improvement previously mentioned combined with lower interest expense as a result of reduced debt levels.

The loss on discontinued operations for 1998 included loss from operations and loss on disposal. Loss from operations represents Interstate Electronics subsidiary's "IEC" net operating results for 1998. Loss on disposal included
(1) a third quarter pretax charge of $9.8 million comprised of: a $5.0 million addition to the self-insurance accrual to reflect recent adverse experience, a $3.2 million charge related to underfunded foreign pension plans, and a $1.6 million loss provision for litigation defense costs related to discontinued operations; and (2) a fourth quarter pretax charge of $7.0 million related to: a $2.5 million addition to environmental reserves, a $2.5 million addition to litigation reserves, and a $2.0 million addition to insurance reserves as part of the premium to purchase aggregate stop loss coverage.

Discussion of 1997 Compared to 1996

Net sales increased 15.8% in 1997 to $158.3 million from $136.7 million in 1996 due to a greater volume of sales at Scott Aviation. Gross profit increased 21.8% in 1997 to $52.0 million from $42.7 million in 1996 as a result of higher sales and improved margins at Scott Aviation. Operating income improved by $11.0 million to $23.9 million as a result of the improved gross profit and lower corporate general and administrative expense. A decrease in refinancing costs, lower net interest expense, and an increase in other income also contributed to a pretax gain from continuing operations of $7.8 million compared with a loss of $4.8 million in 1996.

In 1997, the Company also recorded a $6.8 million charge, net of tax, related to discontinued operations and a $0.8 million charge, net of tax, related to the early extinguishment of debt.

Segment Information

The Company currently has one operating segment, Scott Aviation. The results of operations are as follows:

Scott Aviation

Financial Review

The annual results of operations were as follows (in thousands):

                                                    98 vs 97                97 vs 96
                              1998        1997       change        1996      change
                              ----        ----       ------        ----      ------
Net Sales                   $177,108    $158,258    $ 18,850     $136,684   $ 21,574
 Cost of Sales               119,853     106,234      13,619       93,963     12,271
                            --------    --------    --------     --------   --------
Gross Profit on Sales         57,255      52,024       5,231       42,721      9,303
 % of Sales                     32.3%       32.9%                    31.3%
Operating Expenses:
 Selling, General and
 Administrative               15,924      15,745         179       12,869      2,876
 Research and Development      3,113       3,338        (225)       2,938        400
                            --------    --------    --------     --------   --------
 Total Operating Expenses     19,037      19,083         (46)      15,807      3,276
                            --------    --------    --------     --------   --------
Operating Income            $ 38,218    $ 32,941    $  5,277     $ 26,914   $  6,027
                            --------    --------    --------     --------   --------
 % of Sales                     21.6%       20.8%                    19.7%

1998 quarterly results were as follows (in thousands):

                              First      Second      Third       Fourth      Twelve
                             Quarter     Quarter     Quarter     Quarter     Months
                            --------    --------    --------     --------   --------
Net Sales                   $ 46,214    $ 45,964    $ 43,197    $ 41,733    $177,108
 Cost of Sales                31,311      30,380      29,468      28,694     119,853
                            --------    --------    --------     --------   --------
Gross Profit on Sales         14,903      15,584      13,729      13,039      57,255
 % of Sales                     32.2%       33.9%       31.8%       31.2%       32.3%
Operating Expenses:
 Selling, General and
 Administrative                3,904       3,926       3,948       4,146      15,924
 Research and Development        891         793         800         629       3,113
                            --------    --------    --------     --------   --------
Total Operating Expenses       4,795       4,719       4,748       4,775      19,037
                            --------    --------    --------     --------   --------
Operating Income            $ 10,108    $ 10,865    $  8,981    $  8,264    $ 38,218
                            --------    --------    --------     --------   --------
 % of Sales                     21.9%       23.6%       20.8%       19.8%       21.6%

Discussion of 1998 Compared to 1997

Net sales increased for the year due to increased shipments of oxygen products to Aviation and Government customers of approximately 8%, and increased shipments of Scott Air-Paks* to Health and Safety customers of approximately 18%. In 1998 and 1997, sales of $1.6 million and $9.5 million, respectively, were represented by a multi-year contract with the U.S. Government for emergency escape breathing devices; shipments under such contract ended in February 1998.

* Registered or common law trademarks and service marks of Scott Technologies, Inc. and its subsidiaries.

Gross profit increased in 1998 to $57.3 million compared to last year's $52.0 million as a result of significantly increased sales. The 1998 gross margin of 32.3% represented a slight decrease when compared to the 1997 gross margin due to competitive pricing pressures.

Selling, general and administrative expenses have increased slightly in dollar amounts in support of increased sales, but as a percentage of net sales were lower when compared to 1997.

Research and development expenses in 1998 were slightly lower when compared to the prior year.

Discussion of 1997 Compared to 1996

Net sales increased for the year due to increased shipments of oxygen products to Aviation and Government customers of approximately 22%, and increased shipments of Scott Air-Paks to Health and Safety customers of approximately 13%. In 1997 and 1996, sales of $9.5 million and $10.9 million, respectively, were represented by a multi-year contract with the U.S. Government for emergency escape breathing devices.

Gross profit and gross margin increased for the year due to significant increased sales volume.

Selling, general and administrative expenses increased in dollar amounts in support of increased sales, but as a percentage of net sales were only slightly higher when compared to 1996.

Research and development expenses in 1997 were higher than in 1996 due to new product development expenses incurred during the first half of 1997, primarily for health and safety products.

CORPORATE AND UNALLOCATED COSTS AND EXPENSES

Financial Review

Corporate activity and unallocated costs and expenses were as follows (in thousands):

                                                    98 vs 97                97 vs 96
                              1998        1997       change      1996        change
                              ----        ----       ------      ----        ------
Selling, General and
Administrative             $  9,889    $  9,022    $    867    $ 14,019    $ (4,997)
                           ========    ========    ========    ========    ========

Other Expenses (Income):
Refinancing Costs               652         524         128         993        (469)
Interest Expense             12,550      21,811      (9,261)     19,112       2,699
Interest Income              (3,396)     (5,214)     (1,818)     (2,079)      3,135
Other, Net                    2,602        (954)      3,556        (321)       (633)

1998 quarterly results were as follows (in thousands):

                               First    Second      Third      Fourth       Twelve
                             Quarter    Quarter     Quarter    Quarter      Months
                             -------    -------     -------    -------      ------
Selling, General and
Administrative             $  2,246    $  2,140    $  2,629    $  2,874    $  9,889

Other Expenses (Income):
Refinancing Costs               259         131         131         131         652
Interest Expense              4,216       3,085       2,594       2,655      12,550
Interest Income              (1,441)       (909)       (543)       (503)     (3,396)
Other, Net                      542         666         826         568       2,602

Discussion of 1998 Compared to 1997

Selling, general and administrative expenses increased $0.9 million in 1998 compared with 1997. The increase was primarily due to a $1.1 million charge for severance costs associated with cost reduction initiatives in the fourth quarter of 1998.

Interest expense decreased for 1998 due to lower outstanding debt in 1998 compared with 1997 and interest expense recorded in 1997 on the discounted present value of insurance reserves.

Interest income decreased for 1998 due primarily to the reduction in the Company's cash position, combined with interest income recognized in 1997 connected with negotiated federal and foreign tax audits.

Discussion of 1997 Compared to 1996

Selling, general and administrative expenses decreased significantly in 1997 compared to 1996 due to the continuing benefit from prior years' corporate cost-cutting initiatives.

Interest expense increased due to interest on the discounted self-insurance reserves. Interest income increased due to the improvement in the Company's cash position, interest from federal and foreign tax refunds, and interest on net proceeds from the sale of the Snorkel division.

DISCONTINUED OPERATIONS

On October 21, 1998, the Company's Board of Directors announced that it intends to divest its IEC subsidiary. As a result, income from operations of discontinued operations, net of tax, in 1998, 1997, and 1996, represents the operating results of the Company's Taylor Environmental division from January 1, 1996 through its sale on November 25, 1996, the operating results of the Company's Snorkel division from January 1, 1996 through its sale on November 17, 1997, and the operating results of the Company's IEC subsidiary from January 1, 1996 through December 31, 1998.

In 1998, loss on disposal included (1) a third quarter pretax charge of $9.8 million comprised of: a $5.0 million addition to the self-insurance accrual to reflect recent adverse experience, a $3.2 million charge related to underfunded foreign pension plans, and a $1.6 million loss provision for litigation defense costs related to discontinued operations and (2) a fourth quarter pretax charge of $7.0 million related to: a $2.5 million addition to environmental reserves, a $2.5 million addition to litigation reserves, and a $2.0 million addition to insurance reserves as part of the premium to purchase aggregate stop loss coverage.

Loss on disposal of discontinued operations in 1997 of $7.3 million, net of tax benefit, represents a $17.0 million provision to increase the Company's self-insurance accrual to reflect the cost of the December 1997 settlement of a specific personal injury lawsuit against a previously discontinued business; the gain from the sale of the Company's Snorkel division of $23.6 million; a $9.2 million addition to the self-insurance accrual for discontinued businesses to reflect general adverse experience on claims per a December 1997 actuarially prepared valuation; a $6.5 million allowance against the carrying value of deferred divestiture proceeds to reflect probable settlements of ongoing disputes underlying prior divestitures; a $1.5 million loss provision for litigation arising from a discontinued unit as a result of a December 1997 lawsuit; and $1.6 million of other adjustments.

Loss on disposal in 1996 represents a loss provision of $28.3 million, which is net of a tax benefit of $15.2 million, recorded by the Company in the fourth quarter of 1996. The provision reflects valuation adjustments to recorded assets arising from and accruals for costs and probable losses on obligations related to previously discontinued businesses. The loss consists of a $20.5 million addition to the self-insurance accrual as a result of a December 1996 actuarially prepared valuation of the liabilities to negotiate the sale of a minority position to a third party; a $14.8 million write-down of carrying value of net assets related to discontinued operations and of deferred proceeds to reflect fourth quarter negotiated resolutions of disputes and events that gave rise to greater risk of realization; a $2.6 million reserve for litigation arising from the businesses of the discontinued units; and a $5.6 million accrual to buy out certain employee benefit legacy obligations.

EXTRAORDINARY ITEM

In 1998, the Company paid $64.0 million to extinguish $60.6 million of its 9.875% Senior Notes due October 1, 1999. The payments included a $2.7 million premium for the early retirement of the debt and $0.7 million of accrued interest. Accordingly, the Company recorded an extraordinary after-tax loss of $1.7 million on the premiums to extinguish $60.6 million of Senior Notes.

In the fourth quarter of 1997, the Company prepaid the mortgage on its former Willoughby, Ohio headquarters facility and purchased in the open market $15.7 million of its 9.875% Senior Notes due in 1999. The premiums associated with these early extinguishments of debt were $1.3 million and are presented, net of a tax benefit of $0.5 million, as an extraordinary loss.

FINANCIAL POSITION AND LIQUIDITY

At December 31, 1998, cash and cash equivalents per the Company's consolidated statements of cash flows totaled $39.4 million, a decrease of $64.8 million from December 31, 1997 primarily related to the repurchase of debt.

Net cash provided by operating activities was $3.0 million reflecting a net loss of $8.6 million, depreciation and amortization of $4.6 million and the net change in other operating activities of $7.0 million.

Net cash provided by investing activities was $0.8 million reflecting proceeds from the sale of property, plant and equipment of $8.0 million; capital expenditures for continuing operations of $5.9 million for machinery, equipment, tooling and real estate development costs; and capital expenditures for discontinued operations of $1.3 million.

Net cash used by financing activities was $68.6 million which included $1.6 million borrowing against the Company's credit facility; $63.6 million for principal payments on debt; $9.2 million to repurchase 684,600 shares of common stock at market prices; and $2.6 million in proceeds from the issuing of common stock in connection with the Company's stock option plan.

Liquidity is provided by the Company's cash and cash equivalents which totaled $39.4 million at December 31, 1998, and by an Amended Credit Agreement entered into by the Company on December 31, 1998, under which $32.6 million was available, pursuant to an agreed borrowing availability during the first 30 day period of the Revolver in the amount of $50 million less outstanding letters of credit (See also Note 7 "Credit Facility" to the financial statements), and by the expected Earn-Out proceeds of $20-$40 million from the divestiture of Snorkel (See also Note 3 "Discontinued Operations" to the financial statements). In 1998, the Company used cash to reduce its debt by repurchasing $60.6 million of 9.875% Senior Notes. The repurchasing of the Senior Notes has resulted in lower interest expense and, to a lesser extent, lower interest income.

The Company expects to continue to focus on internal growth and market expansion at Scott Aviation; investigate acquisitions; and consider alternative strategies that may further enhance stockholder value.

The Company's cash balance at December 31, 1998 is available for general corporate purposes. Those purposes may include investment in the current operations of the Company, payment of liabilities associated with previously divested businesses, use as all or a portion of the purchase price of possible acquisitions, additional repurchases of its 9.875% Senior Notes and stock repurchases. The Company's Board of Directors has authorized the Company to purchase up to 3 million shares of its common stock. In 1998, the Company repurchased 684,600 shares of common stock at market prices.

FACTORS AFFECTING THE COMPANY'S PROSPECTS

The prospects of the Company may be affected by a number of factors, including the matters discussed below:

DEPENDENCE ON GOVERNMENT CONTRACTS - Sales to the U.S. Government represented approximately 40% of the Company's combined total net sales of IEC and Scott Aviation in each of the last three years. With the discontinuance of IEC, these sales represented 7.1%, 10.0% and 9.2% of Scott Aviation's sales in 1998, 1997 and 1996, respectively. The Company expects to continue to derive a portion of Scott Aviation's revenues from Government contracts. Consequently, fluctuations in military spending by the U.S. Government could adversely affect the Company's revenues and profitability. In addition, since these contracts are the result of competitive bidding processes, there can be no assurance that the Company will be awarded future contracts, or that once awarded, the Government will not terminate such contracts at its convenience.

COMPETITION - Scott Aviation's Health and Safety unit manufactures the Scott Air-Pak, air-purifying products, gas detection instruments and other life support products for firefighting and personal protection against environmental and safety hazards. Scott Aviation's Aviation and Government unit manufactures protective breathing equipment, pilot and crew oxygen masks, and emergency oxygen for passengers and crew members on commercial, government and private aircraft and ships. Both of these manufacturing units participate in markets which are technology based, industry regulated, and highly competitive. Failure by Scott Aviation to develop new products and/or remain competitive with changing industry conditions could adversely affect market share.

The GPS and Displays markets that IEC participates in are highly competitive, subject to rapid change and significantly affected by new product introductions. Competition may intensify, particularly as companies well established in the defense industry increase their focus on GPS. In addition, the development and commercialization of new types of displays or position measuring systems could reduce the demand for IEC's products.

Certain competitors in the respective markets have significantly greater financial, technical and marketing resources. These competitive factors could adversely affect the Company's financial condition, cash flow, results of operations or expected benefits from its restructuring initiatives.

LEVERAGE - Part of the Company's strategy is to grow through acquisitions. Any such future acquisition could involve the incurrence of significant additional debt. In addition, the Company's Board of Directors has authorized the Company to purchase up to 3 million shares of its common stock. In 1998, 684,600 shares were purchased. Future purchases of common stock could affect leverage. The degree to which the Company is leveraged could: (i) impair the Company's ability to obtain future financing for acquisitions, a refinancing, or other purposes;
(ii) make it more vulnerable than some of its competitors in a prolonged economic downturn; and (iii) restrict its ability to exploit new business opportunities and limit its flexibility to respond to changing business conditions.

DISCONTINUED OPERATIONS - Since January 1, 1994, the Company has sold numerous businesses. The contract terms included representations, warranties, and indemnification provisions made by the Company. Remedies available for breaches of representations and warranties range from monetary relief in specific amounts for specific breaches to unlimited amounts.

The Company has generally retained liability for the conduct of the sold businesses prior to the date of sale. As a result, the Company is subject to various known and contingent liabilities, including indemnification obligations, with respect to its discontinued operations. The Company has established accruals and reserves for losses that may arise out of workers' compensation, product liability and general liability claims, environmental risks, tax and other matters. The Company believes that its accruals and reserves are appropriate and adequate. However, as these contractual matters are subject to significant uncertainty, no assurances can be given that the ultimate resolution of these matters will not have a material adverse effect upon the Company's financial position, operating results or cash flows.

Further, at December 31, 1998, the Company's balance sheet reflected $20.8 million of deferred divestiture proceeds which is net of a reserve of $12.5 million. Deferred divestiture proceeds include management's best estimates of the amounts expected to be realized after the resolution of the underlying matters. Additionally, at December 31, 1998, the Company's balance sheet reflected $25.0 million of net assets of discontinued operations, which represents the net book value of IEC. The Company expects to realize net proceeds from the sale of IEC in excess of the carrying value. The amounts the Company will ultimately realize from these assets may differ materially from the amounts recorded.

STRATEGIC PLAN - The Company's strategic plan is to grow through strategic acquisitions, systematic market expansion and continued growth through new and "next generation" product development.

Part of the Company's strategy is to grow through acquisitions. There can be no assurance, however, that the Company will identify attractive acquisitions, that such acquisitions will be consummated, or that, if consummated, any anticipated benefits will be realized from such acquisitions. In addition, the availability of additional acquisition financing cannot be assured and, depending on the terms of such additional acquisitions, could be restricted by the terms of the Amended Credit Agreement. Moreover, the process of integrating acquired operations into the Company's existing operations may result in unforeseen operating difficulties and may require significant financial resources that would otherwise be available for the ongoing development or expansion of the Company's existing operations. Future acquisitions by the Company would likely result in amortization expense of goodwill, which could have a material adverse effect on the Company's financial condition and operating results.

Expansion into international markets will depend on numerous factors that are beyond the Company's control, including its ability to develop or acquire additional manufacturing and distribution capabilities outside the United States. In addition, international expansion may increase the Company's exposure to certain risks inherent in doing business outside the United States, such as currency exchange rate fluctuations, compliance with foreign codes and standards and political risks. If the Company pursues this strategy through acquisitions, strategic alliances or joint ventures, any integration of the acquired businesses into the Company's business would entail expense and management attention. If the Company pursues this strategy through the establishment of new operations, it will be subject to the difficulties inherent in starting a new business in foreign jurisdictions. There can be no assurance that the business and competitive environment in international markets will be as favorable to the Company as is the U.S. market currently.

The Company expects to continue to make investments in new product development. There can be no assurance that the Company will be able to develop and introduce, in a timely manner, new products or enhancements to its existing products which satisfy customer needs or achieve market acceptance. To the extent that the Company makes substantial marketing and research and development investments and such investments do not lead to commercially successful products, the Company's results of operations could be adversely affected.

YEAR 2000 ISSUE - The Year 2000 Issue refers to a number of date-related problems that may affect software applications, including codes imbedded in chips and other hardware devices. These problems include software programs that identify a year by its last two digits so that a year identified as "00" would be recognized as the year "1900" rather than the year "2000."

STATE OF READINESS

The Company has completed the process of identifying and assessing the extent to which its manufacturing equipment, business systems and products could be affected by the Year 2000 Issue. As part of its Year 2000 Issue assessment, the Company has taken into account whether third parties with which the Company has material relationships, including the U.S. Government, are Year 2000 compliant. The Company's formalized plan is comprised of the following phases:
(1) development of an inventory and ranking of risks; (2) evaluation of compliance, impact of non-compliance, and development of remediation plans; (3) remediation of material non-compliance items; (4) testing and validation of remediation efforts; (5) implementation of upgrades or replacement of non-compliance items; and (6) establishment of support assistance, as required, during the year 2000. The Company has completed the first two phases and is currently in the process of implementing the third phase. The testing and validation of remediation efforts is scheduled to be completed in the third quarter and the implementation phase is scheduled to be completed by year-end 1999.

COSTS

The Company's expenses have been limited to internal costs incurred in the Year 2000 Issue assessment process. The Company does not separately track such internal costs which are principally associated with payroll expenses, but estimates that the Year 2000 compliance costs for 1998 were minimal. The Company estimates that the total costs (including those costs already incurred) of the Company's formalized plan, as described above, will be approximately $1.5 million. However, there can be no assurance that the Company will not incur any unanticipated costs in completing its Year 2000 Compliance Project. The estimate of $1.5 million does not include Year 2000 compliance costs related to the Company's IEC subsidiary which it plans to sell in 1999. Such costs, estimated at $0.9 million, will be included in the valuation of the business and be reflected in the purchase price ultimately received for the business.

RISKS

As a result of completing the first two phases of its formalized plan, the Company has identified, and developed remediation plans, for several significant risks. These risks relate to vendors, suppliers, distributors, customers, and other third parties, as well as to the Company's own internal information and operation systems. Any failure by the Company or third parties to ensure that its computer systems are Year 2000 compliant could have a material adverse effect on the Company's operations, liquidity and financial position. Any failure of the Company's products to perform could result in claims against the Company.

CONTINGENCY PLANS

The Company will continue to develop contingency strategies, as appropriate, as part of its Year 2000 plan. These contingency strategies may include identifying alternate suppliers, developing procedures to override internal computer systems, increasing inventory levels, and reallocating internal resources as necessary.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors
  and Stockholders
Scott Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Scott Technologies, Inc. (a Delaware corporation) and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Scott Technologies, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


/s/

ARTHUR ANDERSEN LLP

Cleveland, Ohio,
January 22, 1999

                    SCOTT TECHNOLOGIES, INC. AND SUBSIDIARIES
                      (formerly Figgie International Inc.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         FOR THE YEARS ENDED DECEMBER 31
                      (in thousands, except per share data)

                                                1998         1997         1996
                                             ---------    ---------    ---------
Net Sales                                    $ 177,108    $ 158,258    $ 136,684
       Cost of Sales                           119,853      106,234       93,963
                                             ---------    ---------    ---------
Gross Profit on Sales                           57,255       52,024       42,721

Operating Expenses:
       Selling, General and Administrative      25,813       24,767       26,888
       Research and Development                  3,113        3,338        2,938
                                             ---------    ---------    ---------
Total Operating Expenses                        28,926       28,105       29,826
                                             ---------    ---------    ---------

Operating Income                                28,329       23,919       12,895
                                             ---------    ---------    ---------

Other Expense (Income):
       Refinancing Costs                           652          524          993
       Interest Expense                         12,550       21,811       19,112
       Interest Income                          (3,396)      (5,214)      (2,079)
       Other, Net                                2,602         (954)        (321)
                                             ---------    ---------    ---------

Income (Loss) from Continuing Operations
       before Income (Tax) Benefit and
       Extraordinary Item                       15,921        7,752       (4,810)

Income (Tax) Benefit                            (6,427)      (2,672)      27,712
                                             ---------    ---------    ---------
Income from Continuing Operations before
       Extraordinary Item                        9,494        5,080       22,902

Discontinued Operations, net of tax:
       (Loss) Income from Operations            (6,275)         500       28,680
       (Loss) on Disposal                      (10,098)      (7,308)     (28,282)
                                              ---------    ---------    ---------
                                               (16,373)      (6,808)         398

(Loss) Income before Extraordinary Item         (6,879)      (1,728)      23,300
Extraordinary Item - (Loss) on
       Extinguishment of Debt, net of tax       (1,689)        (778)          --
                                             ---------    ---------    ---------
Net (Loss) Income                            $  (8,568)   $  (2,506)   $  23,300
                                             =========    =========    =========

Weighted Average Shares - Basic                 18,321       18,411       18,371
Weighted Average Shares - Diluted               18,390       18,650       18,728

Per Share Data - Basic EPS:
Income from Continuing Operations            $    0.52    $    0.27    $    1.25
(Loss) Income from Discontinued Operations       (0.90)       (0.37)        0.02
                                             ---------    ---------    ---------
(Loss) Income before Extraordinary Item          (0.38)       (0.10)        1.27
Extraordinary (Loss)                             (0.09)       (0.04)          --
                                             ---------    ---------    ---------
Net (Loss) Income                            $   (0.47)   $   (0.14)   $    1.27
                                             =========    =========    =========

Per Share Data - Assuming Dilution:
Income from Continuing Operations            $    0.52    $    0.27    $    1.22
(Loss) Income from Discontinued Operations       (0.90)       (0.36)        0.02
                                             ---------    ---------    ---------
(Loss) Income before Extraordinary Item          (0.38)       (0.09)        1.24
Extraordinary (Loss)                             (0.09)       (0.04)          --
                                             ---------    ---------    ---------
Net (Loss) Income                            $   (0.47)   $   (0.13)   $    1.24
                                             =========    =========    =========

See Notes to Consolidated Financial Statements.

                            SCOTT TECHNOLOGIES, INC.
                      (formerly FIGGIE INTERNATIONAL INC.)
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997
                                 (in thousands)

ASSETS                                                    1998           1997
                                                       ---------      ---------
CURRENT ASSETS
Cash and Cash Equivalents                              $  39,344      $ 103,264
Trade Accounts Receivable, less Allowance for
  Uncollectible Accounts of $257 in 1998
  and $194 in 1997                                        13,978         12,416
Inventories                                               26,360         23,398
Prepaid Expenses                                             939            449
Recoverable Income Taxes                                     974          4,120
Current Deferred Tax Asset                                28,000          6,400
Net Assets Related to Discontinued Operations             25,039         33,376
                                                       ---------      ---------
  Total Current Assets                                   134,634        183,423
                                                       ---------      ---------

PROPERTY, PLANT AND EQUIPMENT
Land and Land Improvements                                37,395         42,758
Buildings and Leasehold Improvements                      14,696         12,942
Machinery and Equipment                                   18,682         14,445
                                                       ---------      ---------
                                                          70,773         70,145
Accumulated Depreciation                                 (17,972)       (14,758)
                                                       ---------      ---------
   Net Property, Plant and Equipment                      52,801         55,387
                                                       ---------      ---------

OTHER ASSETS
Deferred Divestiture Proceeds and Other, Net              20,803         29,324
Prepaid Pension Costs                                     15,687         12,723
Intangible Assets                                          1,866          1,953
Cash Surrender Value of Insurance Policies                 4,838          3,596
Prepaid Finance Costs                                      1,800            759
Deferred Tax Asset                                        26,936         44,060
Other                                                      3,819          1,589
                                                       ---------      ---------
   Total Other Assets                                     75,749         94,004
                                                       ---------      ---------

Total Assets                                           $ 263,184      $ 332,814
                                                       =========      =========

See Notes to Consolidated Financial Statements.

                            SCOTT TECHNOLOGIES, INC.
                      (formerly FIGGIE INTERNATIONAL INC.)
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997
                                 (in thousands)

LIABILITIES                                                 1998         1997
                                                         ---------    ---------
CURRENT LIABILITIES
Accounts Payable                                         $  15,661    $  15,614
Accrued Insurance Reserves                                  10,853       11,693
Accrued Compensation                                         3,964        4,075
Accrued Interest                                             2,435        3,827
Accrued Liabilities and Expenses                            18,135       11,362
Current Portion of Long-Term Debt                           24,481          513
                                                         ---------    ---------
   Total Current Liabilities                                75,529       47,084
                                                         ---------    ---------

Long-Term Debt                                              75,550      158,920
Non-Current Insurance Reserves                              26,172       31,410
Other Non-Current Liabilities                               30,667       23,804
                                                         ---------    ---------
   Total Liabilities                                       207,918      261,218
                                                         ---------    ---------

STOCKHOLDERS' EQUITY

Series A Junior Participating Preferred Shares,
       $1.00 Par Value; Authorized, 500 Shares;
       Issued and Outstanding, None                             --           --
Preferred Stock, $1.00 Par Value; Authorized,
       3,217 Shares; Issued and Outstanding, None               --           --
Common Stock, $0.10 Par Value; Authorized,
       36,000 Shares; Issued and Outstanding
       1998 - 18,855; 1997 - 18,436                          1,886        1,844
Capital Surplus                                            112,409      109,871
Accumulated Deficit                                        (46,575)     (38,007)
Unearned Compensation                                           --          (24)
Accumulated Other Comprehensive (Loss)                      (3,229)      (2,088)
Treasury Stock, Common Shares at Cost
       1998 - 685 shares; 1997 - 0 shares                   (9,225)          --
                                                         ---------    ---------
   Total Stockholders' Equity                               55,266       71,596
                                                         ---------    ---------

Total Liabilities and Stockholders' Equity               $ 263,184    $ 332,814
                                                         =========    =========

See Notes to Consolidated Financial Statements.

                    SCOTT TECHNOLOGIES, INC. AND SUBSIDIARIES
                      (formerly Figgie International Inc.)
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY and COMPREHENSIVE INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
                                 (in thousands)

                                                                                                Accumulated
                                                                      Retained                    Other
                                              Common      Capital     Earnings     Unearned   Comprehensive  Treasury  Comprehensive
                                               Stock      Surplus     (Deficit)  Compensation     (Loss)      Stock        Income
                                               -----      -------     ---------  ------------     ------      -----        ------
BALANCE, DECEMBER 31, 1995                    $  1,837    $109,046    $(58,801)   $ (1,340)      $  (525)    $   --
Net Income                                                              23,300                                             23,300
  Minimum Pension Liability                                                                       (1,009)                  (1,009)
  Foreign Currency Translation Adjustments                                                           291                      291
                                                                                                                         --------
Comprehensive Income                                                                                                      $22,582
Restricted Stock Purchase Plan, net                  4         492                   1,266                               ========
                                              --------    --------    --------      --------     -------     -------
BALANCE, DECEMBER 31, 1996                       1,841     109,538     (35,501)        (74)       (1,243)         --
Net (Loss)                                                              (2,506)                                           $(2,506)
  Minimum Pension Liability                                                                          205                      205
  Foreign Currency Translation Adjustments                                                        (1,050)                  (1,050)
                                                                                                                         --------
Comprehensive (Loss)                                                                                                     $ (3,351)
Restricted Stock Purchase Plan, net                  3         333                      50                               =========
                                              --------    --------    --------      --------     -------     -------
BALANCE, DECEMBER 31, 1997                       1,844     109,871     (38,007)        (24)       (2,088)         --
Net (Loss)                                                              (8,568)                                          $ (8,568)
  Minimum Pension Liability                                                                       (1,136)                  (1,136)
  Foreign Currency Translation Adjustments                                                            (5)                      (5)
                                                                                                                         --------
Comprehensive (Loss)                                                                                                     $ (9,709)
Restricted Stock Purchase Plan, net                                                     24                               ========
Treasury Stock Repurchased                                                                                    (9,225)
Common Stock Issuance                               42       2,538
                                              --------    --------    --------      --------     -------     -------

BALANCE, DECEMBER 31, 1998                    $  1,886    $112,409    $(46,575)     $      0     $(3,229)    $(9,225)
                                              ========    ========    ========      ========     =======     =======

See Notes to Consolidated Financial Statements.

                            SCOTT TECHNOLOGIES, INC.
                      (formerly FIGGIE INTERNATIONAL INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (in thousands)

                                                              1998        1997          1996
                                                           ---------    ---------    ---------
Operating Activities:
     Income from Continuing Operations                     $   9,494    $   5,080    $  22,902
     (Loss) Income from Discontinued Operations              (16,373)      (6,808)         398
     (Loss) from Extraordinary Item                           (1,689)        (778)          --
     Adjustments to Reconcile Income (Loss) to Net Cash
       Used by Operating Activities
         Depreciation and Amortization                         4,608        6,869        7,153
         Other, Net                                               24           50          973
         Gain on Sale of Snorkel                                  --      (23,600)          --
     Other, Net                                                1,938       (5,320)        (692)
     Changes in Operating Assets and Liabilities
         Accounts Receivable                                   2,184        3,271       (2,183)
         Inventories                                            (600)      (4,452)     (15,736)
         Prepaid Items                                        (3,125)      (1,742)      (1,138)
         Other Assets                                          3,684        3,733       11,549
         Accounts Payable                                     (1,882)       4,505       (1,799)
         Accrued Liabilities and Expenses                      3,937         (945)      (3,731)
         Accrued Income Taxes                                   (735)       3,724      (35,246)
         Other Liabilities                                     1,564        8,395       12,414
                                                           ---------    ---------    ---------
Net Cash Provided (Used) by Operating Activities               3,029       (8,018)      (5,136)
                                                           ---------    ---------    ---------

Investing Activities:
     Capital Expenditures for Continuing Operations           (5,940)      (5,707)      (4,385)
     Capital Expenditures for Discontinued Operations         (1,317)      (2,966)      (5,894)
     Proceeds from Sale of Property, Plant and Equipment       8,079        7,739       13,240
     Proceeds from Business Divestitures                          --       92,634       48,049
                                                           ---------    ---------    ---------
Net Cash Provided by Investing Activities                        822       91,700       51,010
                                                           ---------    ---------    ---------

Financing Activities:
     Proceeds from Debt                                        1,550           --          200
     Principal Payments on Debt                              (63,553)     (24,222)     (28,272)
     Proceeds from Issuing Common Stock                        2,580          721          839
     Payments to Reacquire Common Stock                       (9,225)        (385)         (50)
                                                           ---------    ---------    ---------
Net Cash (Used) by Financing Activities                      (68,648)     (23,886)     (27,283)
                                                           ---------    ---------    ---------

Net (Decrease) Increase in Cash and Cash Equivalents         (64,797)      59,796       18,591
Cash and Cash Equivalents at Beginning of Year               104,243       44,447       25,856
                                                           ---------    ---------    ---------
Cash and Cash Equivalents at End of Year                   $  39,446    $ 104,243    $  44,447
                                                           =========    =========    =========

Supplemental Disclosures:
     Cash Paid (Received) during Year for -
         Net Interest Paid                                 $  10,546    $  13,705    $  18,390
         Domestic Federal Income Taxes                     $  (1,544)   $  (1,704)   $  (3,732)

Cash and Cash Equivalents Include Cash From
Discontinued Operations.

See Notes to Consolidated Financial Statements.

                    SCOTT TECHNOLOGIES, INC. AND SUBSIDIARIES
                      (formerly Figgie International Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies:

PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of Scott Technologies, Inc. (referred to, with all its consolidated subsidiaries and divisions and their predecessor entities, unless the context otherwise requires, as the "Company"). All intercompany account transactions have been eliminated in consolidation.

NATURE OF OPERATIONS. The Company is a United States-based multinational corporation operating in one segment: life support respiratory products. The two largest customers of the Company are Aviall, Inc. and the U.S. Government. Aviall, Inc., which is a distributor of Scott Aviation's aviation products, accounted for approximately 13.5%, 10.4% and 10.2% of the Company's 1998, 1997, and 1996 net sales, respectively. The U.S. Government accounted for approximately 7.1%, 10.0% and 9.2% of the Company's total net sales for 1998, 1997 and 1996, respectively. The Company's products are marketed through most normal channels of business, principally in North America.

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

CASH AND CASH EQUIVALENTS. For purposes of the statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents are stated at cost, which approximates their fair market value. The effect of foreign currency translation on cash held by foreign divisions is immaterial.

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

PROPERTY, PLANT AND EQUIPMENT. Property, plant and equipment are stated at cost and depreciated over the estimated useful lives of the assets, generally using the straight-line method. The principal rates of depreciation are: buildings, 2 1/2%; machinery and equipment, 8 1/3%; leasehold improvements, life of lease.

LAND AND LAND IMPROVEMENTS. Land and land improvements includes $37.1 million and $42.5 million at December 31, 1998 and 1997, respectively, of developed and developable land and improvements. The recorded amounts are net of reserves of $6.5 million and $5.2 million at December 31, 1998 and 1997, respectively.

INTANGIBLES. Goodwill of $3.5 million at December 31, 1998 and 1997 represents costs in excess of net assets of purchased businesses, and is generally amortized over a 40-year period. At December 31, 1998 and 1997, accumulated goodwill amortization was $1.8 million and $1.7 million, respectively. The Company has evaluated the realizability of goodwill based upon expectations of undiscounted cash flows of the related business unit and has concluded that no impairment exists.

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

SELF-INSURANCE LIABILITIES. The Company is self-insured for certain levels of general liability (including product liability) and workers' compensation coverage. Effective December 31, 1998, the Company capped its exposure to insured liabilities arising prior to December 1, 1998, with the purchase of an aggregate stop loss insurance policy. The aggregate stop loss insurance policy, which excludes coverage for mass tort injuries, provides a $20 million layer of coverage above the Company's $40 million self-insured coverage. The costs and balance sheet accruals for self-insurance programs are based on actuarial calculations prepared by outside actuaries and the terms of the aggregate stop loss policy. Adjustments to recorded accruals of continuing operations are reflected in current operating results. Adjustments to recorded accruals of discontinued operations are reflected in the loss from discontinued operations.

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

(2) Refinancing Costs:

In 1998, 1997, and 1996, Refinancing Costs represent the amortization of prepaid financing costs.

(3) Discontinued Operations:

Interstate Electronics:

On October 21, 1998, the Company's Board of Directors announced that it intends to divest its Interstate Electronics subsidiary ("IEC"). As a result, prior years' financial statements have been restated to reflect IEC as a discontinued operation and is summarized as follows (in thousands):

                                                 As
                                             Previously                    As
                                              Reported        IEC       Restated
                                             ---------    ---------    ---------
1997:
Net Sales                                    $ 248,602    $ (90,344)   $ 158,258
                                             =========    =========    =========

(Loss) Income from Continuing Operations
  Before Extraordinary Item                     (1,382)       6,462        5,080
(Loss) from Discontinued Operations               (346)      (6,462)      (6,808)
Extraordinary Item                                (778)          --         (778)
                                             ---------    ---------    ---------

Net (Loss)                                   $  (2,506)   $      --    $  (2,506)
                                             =========    =========    =========

1996:
Net Sales                                    $ 227,221    $ (90,537)   $ 136,684
                                             =========    =========    =========

Income from Continuing Operations
 Before Extraordinary Item                      27,665       (4,763)      22,902
(Loss) Income from Discontinued Operations      (4,365)       4,763          398
Extraordinary Item                                  --           --           --
                                             ---------    ---------    ---------

Net Income                                   $  23,300    $      --    $  23,300
                                             =========    =========    =========

Income (Loss) from Operations:

Income (Loss) from the operation of the discontinued operations, net of tax in 1998, 1997, and 1996, represents the operating results of the Company's Taylor Environmental division from January 1, 1996 through its sale on November 25, 1996; the operating results of the Company's Snorkel division from January 1, 1996 through its sale on November 17, 1997; and the operating results of the Company's IEC subsidiary from January 1, 1996 through December 31, 1998.

Loss on Disposal of Discontinued Operations:

In 1998, loss on disposal included (1) a third quarter pretax charge of $9.8 million comprised of: a $5.0 million addition to the self-insurance accrual to reflect recent adverse experience, a $3.2 million charge related to underfunded foreign pension plans, and a $1.6 million loss provision for litigation defense costs related to discontinued operations; and (2) a fourth quarter pretax charge of $7.0 million related to a $2.5 million addition to environmental reserves, a $2.5 million addition to litigation reserves, and a $2.0 million addition to insurance reserves as part of the premium to purchase aggregate stop loss coverage.

Loss on disposal of discontinued operations in 1997 of $7.3 million, net of tax benefit, represents a $17.0 million provision to increase the Company's self-insurance accrual to reflect the cost of the December 1997 settlement of a specific personal injury lawsuit against a previously discontinued business; the gain from the sale of the Company's Snorkel division of $23.6 million; a $9.2 million addition to the self-insurance accrual for discontinued businesses to reflect general adverse experience on claims per a December 1997 actuarially prepared valuation; a $6.5 million allowance against the carrying value of deferred divestiture proceeds to reflect probable settlements of ongoing disputes underlying prior divestitures; a $1.5 million loss provision for litigation arising from a discontinued unit as a result of a December 1997 lawsuit; and $1.6 million of other adjustments.

Loss on disposal of discontinued operations in 1996 represents a loss provision of $28.3 million, which is net of a tax benefit of $15.2 million, recorded by the Company in the fourth quarter of 1996. The provision reflects valuation adjustments to recorded assets arising from and accruals for costs and probable losses on obligations related to previously discontinued businesses. The loss consists of a $20.5 million addition to the self-insurance accrual as a result of a December 1996 actuarially prepared valuation of the liabilities to negotiate the sale of a minority position to a third party; a $14.8 million write-down of carrying value of net assets related to discontinued operations and of deferred proceeds to reflect negotiated resolutions of disputes and events that gave rise to greater risk of realization; a $2.6 million reserve for litigation arising from the businesses of the discontinued units; and a $5.6 million accrual to buy out certain employee benefit legacy obligations.

Sale of Snorkel:

On November 17, 1997, the Company sold its Snorkel division. The agreement, as amended, provides for $100 million paid to the Company at closing plus a contingent additional amount. The contingent amount will be the amount of sales of the Snorkel business for the twelve-month period commencing on April 1, 1998 and ending on March 31, 1999 (the "Earn-Out Period") in excess of $140 million, such additional payment not to exceed $20 million, plus 70% of the amount of sales of the Snorkel business during the Earn-Out Period in excess of $160 million, such additional amount not to exceed $30 million. In the first half of 1999, the Company expects to recognize $20-$40 million of income as a result of the Earn-Out. The agreement further provides for the assumption by the purchaser of certain liabilities and operating lease commitments of the Snorkel business. The sale generated a $23.6 million gain, which was recognized in the Company's financial statements. The financial statements do not reflect the contingent additional amount as an asset or as income.

Prior Divestitures:

Prior to 1998, the Company divested a number of its businesses. The contract terms under which businesses were divested include representations and warranties, covenants and indemnification provisions made (a) by the Company to purchasers of the businesses and (b) by purchasers of businesses to the Company. Each transaction has contract terms specific to that transaction. The extent of representations and warranties made range from those qualified by time, knowledge, and dollar materiality to those representations and warranties which are unqualified. Covenants require the Company to act, or prevent the Company from acting, in a variety of ways, such as not competing with the purchasers of a business. Covenants also require the purchasers to act, or prevent them from acting, in a variety of ways. The duration of covenants ranges from those effective for a specified period of time to those which are indefinite.

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

Proceeds and other consideration from divestitures which will be paid to the Company upon fulfillment of contractual provisions, the passage of time, or the occurrence of future events have been recorded as deferred divestiture proceeds classified as non-current assets. At December 31, 1998, deferred divestiture proceeds consisted of cash held in bank escrow accounts from the sale of the Company's Hartman Electrical and Safway Steel Products operations, cash held back by purchasers from the sale of the Company's Figgie Financial Services operations, a note receivable from the purchaser of the Taylor Instruments business, a partnership interest in the entity that acquired Interstate Engineering (a vacuum cleaner manufacturer), cash due to the Company from future tax benefits under a tax sharing agreement with an unaffiliated public company, Rawlings Sporting Goods Company, Inc., the net assets of Willoughby Assurance, Ltd., a dormant reinsurance subsidiary of the Company, installation contracts in process of completion from the "Automatic" Sprinkler business, former facilities of discontinued business units and other items. Deferred divestiture proceeds do not include any contingent additional amount associated with the Snorkel sale.

Deferred divestiture proceeds include management's best estimates of the amounts expected to be realized on the collection of deferred proceeds and sale of residual assets related to discontinued operations. The amounts the Company will ultimately realize could differ materially from the amounts recorded. The Company has a reserve of $12.5 million at December 31, 1998 and $28.0 million at December 31, 1997 against these assets, which is presented as a deduction from deferred divestiture proceeds.

(4) Income Taxes:

Income tax provision (benefit) consists of the following components (in thousands):

                                                 1998        1997         1996
                                               --------    --------    --------
Continuing Operations:
  Currently Payable:
     Federal                                   $  5,572    $  2,713    $ (1,684)
     State                                          770          --          --
     Effect of Net Operating Loss and
       Valuation Allowance                           --          --       1,684
                                               --------    --------    --------
                                                  6,342       2,713          --
  Deferred and other:
     Federal                                        221     (13,976)     (2,701)
     Effect of Net Operating Loss and
       Valuation Allowance                         (136)     13,935     (25,011)
                                               --------    --------    --------
     Total from Continuing Operations             6,427       2,672     (27,712)

Discontinued Operations:
     Operations                                  (4,183)      2,185         690
     Disposal                                    (6,732)     (4,873)    (15,228)
                                               --------    --------    --------
     Total from Discontinued Operations         (10,915)     (2,688)    (14,538)

Extraordinary Item                               (1,126)       (519)         --
                                               --------    --------    --------

Total Tax(Benefit)                             $ (5,614)   $   (535)   $(42,250)
                                               ========    ========    ========

A reconciliation of the actual tax provision (benefit) to the U.S. federal income tax rates effective for each year for continuing operations is as follows:

                                                  1998       1997        1996
                                                 -----      -----      -------
Statutory Federal Tax Rates                       35.0%      35.0%      (35.0%)

 Other, net                                        2.3       (2.3)        4.8
 State Income Taxes                                3.1        1.8        (7.7)
 Recognition of Deferred Tax Asset                  --         --      (538.2)
                                                 -----      -----      -------

Effective Tax Rate (Benefit)                      40.4%      34.5%     (576.1%)
                                                 =====      =====      =======

The components of the net deferred tax asset as of December 31, 1998 and 1997 are as follows (in thousands):

                                                         1998            1997
                                                       --------        --------
Deferred Tax Assets:
    Deferred Compensation Plans                        $  6,851        $  2,441
    Insurance and Other Reserves                         14,681          15,399
    Contingency Reserves                                  5,430           3,436
    Inventory Reserves                                      157             532
    Operating & Capital Losses and Tax
      Credit Carryforwards                               66,888          66,069
    Discontinued Operations and Other                     2,612           2,443
    Valuation Allowance                                 (16,712)        (16,029)
                                                       --------        --------
Total Deferred Tax Assets                              $ 79,907        $ 74,291
                                                       --------        --------

Deferred Tax Liabilities:
    Property, Plant and Equipment                      $(16,484)       $(14,871)
    Benefit Plans                                        (5,352)         (4,590)
    Discontinued Operations and Other                    (3,135)         (4,370)
                                                       --------        --------
Total Deferred Tax Liabilities                         $(24,971)       $(23,831)
                                                       --------        --------

Net Deferred Tax Assets                                $ 54,936        $ 50,460
                                                       ========        ========

As of December 31, 1998, for tax reporting purposes, the Company has tax credit carryforwards of $18.5 million, and operating loss and charitable contribution deduction carryforwards of $98.9 million ($34.6 million tax) that will begin to expire in 2005 through 2008, respectively. The Company recorded these assets in 1996 based on the profitability of the continuing divisions. Management has determined that income will more likely than not be sufficient to recognize fully all deferred tax assets.

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

The remaining receivable balance at December 31, 1997 of $1.4 million, which resulted from the Company's 1991-1993 tax audit, was received in March 1998.

(5) Inventories:

Inventories are summarized as follows (in thousands):

                                           1998          1997
                                        --------      --------

           Raw materials                 $ 7,323      $  6,182
           Work in process                 3,526         3,146
           Finished goods                 15,944        14,594
           Inventory reserves               (433)         (524)
                                        --------      --------
           Total Inventories            $ 26,360      $ 23,398
                                        ========      ========

(6) Receivables:

Receivables consist of the following components (in thousands):

                                                         1998        1997
                                                       --------    --------
       U.S. Government
           Billed                                      $    398    $  1,193
           Unbilled                                           -           -
                                                       --------    --------
                                                            398       1,193
       Commercial
           Billed                                        13,837      11,417
           Allowance for Uncollectible Accounts            (257)       (194)
                                                       --------    --------
                                                       $ 13,978    $ 12,416
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

Costs charged by the Company to the U.S. Government in the performance of U.S. Government contracts are subject to audit. During 1998 and 1997, the U.S. Government concluded its audit with respect to 1991, 1992 and 1993 costs. The year 1994 is currently under audit.

(7) Credit Facility:

On December 31, 1998, the Company refinanced through General Electric Capital Corporation ("GECC") its $75 million, revolving credit loan and letter of credit sub-facility, which matured on January 1, 1999. The new loan facilities ("Amended Credit Agreement") include a 72-month, $75 million revolving line of credit ("Revolver") as well as a 69-month, $20 million, delayed draw, term loan facility ("Term Loan"). In March 1999, the Company successfully completed syndication of an additional $55 million to increase the Term Loan to $75 million.

Within the Revolver is a $30 million letter of credit sub-facility. Borrowings under the Revolver are available up to the lesser of: (1) $75 million, less outstanding letters of credit, or (2) four times the Company's trailing 12 month EBITDA, less: (a) outstanding indebtedness and a 50% letter of credit reserve; plus (b) cash and cash equivalents. At the Company's option, borrowings under the Revolver bear interest at alternate base rates based on (1) the higher of
(a) U.S. prime rate, or (b) the Federal Funds rate plus 50 basis points, plus 100 basis points; or (2) LIBOR plus 250 basis points.

The Term Loan is available to pay the Company's 9.875% Senior Notes due on October 1, 1999. The Company can draw amounts under the Term Loan from time to time to pay for the purchase of Senior Notes in the open market. At the Company's option, borrowings under the Term Loan bear interest at alternative base rates based on (1) the higher of (a) the U.S. prime rate, or (b) the Federal Funds rate plus 50 basis points, plus 100 basis points; or (2) LIBOR plus 250 basis points. The Company is also permitted to arrange for financial hedges to swap a variable interest rate on the Term Loan for a fixed interest rate.

The Amended Credit Agreement is secured by a majority of the Company's non-real estate assets, including certain accounts receivable, inventory, machinery and equipment, and intangibles. The facility contains various affirmative and negative covenants, including restrictions on dividends and financial covenants (maximum leverage ratio, minimum fixed charge coverage ratio and limitations on capital expenditures).

As of December 31, 1998, $15.8 million of letters of credit and $1.6 million of borrowings were outstanding under the Revolver ($32.6 million was available pursuant to an agreed borrowing availability during the first 30-day period of the Revolver in the amount of $50 million less outstanding letters of credit), no borrowings were outstanding under the Term Loan and all financial covenants have been satisfied.

(8) Long-Term Debt:

Long-term debt at December 31, 1998 and 1997 consisted of the following (in thousands):

                                            1998                    1997
                                  ----------------------   ----------------------
                                   Carrying       Fair      Carrying        Fair
                                     Value       Value       Value         Value
                                  ---------    ---------   ---------    ---------
9.875% Senior Notes               $  97,647    $  99,600   $ 158,270    $ 164,600
Credit Facility                       1,550        1,550          --           --
Mortgage Notes                          834          834         979          979
Obligations under Capital Lease          --           --         184          184
                                  ---------    ---------   ---------    ---------
Total                               100,031    $ 101,984     159,433    $ 165,763
                                               =========                =========

Less - Current Maturities           (24,481)                    (513)
                                  ---------                ---------

Long-Term Debt                    $  75,550                $ 158,920
                                  =========                =========

The Company intends to extinguish its 9.875% Senior Notes, due October 1, 1999, by using cash and the $75 million Term Loan available under the Company's Amended Credit Agreement. As a result, $75 million of Senior Notes have been classified as long-term debt with the balance classified as current maturities. Interest on the Senior Notes is payable semi-annually on April 1 and October 1. During 1998, the Company purchased in the market $60.6 million of Senior Notes at market prices. These Senior Notes have been returned to the Indenture Trustee for retirement.

Mortgage notes are secured by real property, are due at various dates through 2004 and bear interest at rates ranging from 7.5% to 8.5%.

The fair value estimates were made as follows: the Senior Notes were based on the market price at which the debt traded near year-end; and the mortgages were based on carrying value given their collateralized nature.

The scheduled principal payments for long-term debt are as follows: 1999 - $97.9 million; 2000 - $0.1 million; 2001 - $0.1 million; 2002 - $0.2 million; 2003 and after - $1.7 million.

(9) Leases:

The Company leases manufacturing equipment under operating leases. Operating lease expense for continuing operations was approximately $3.4 million, $4.3 million, and $3.3 million in 1998, 1997, and 1996, respectively. Rental commitments under non-cancelable operating leases as of December 31, 1998 were as follows (in thousands):

                                        Discontinued   Continuing
                                         Operations     Operations         Total
                                         ----------     ----------         -----
Year Ending December 31,
     1999                                  $1,464         $1,958          $3,422
     2000                                     358            389             747
     2001                                     223            118             341
     2002                                      --            118             118
     2003 & Beyond                             --            180             180
                                           ------         ------          ------
Total minimum payments required            $2,045         $2,763          $4,808
                                           ======         ======          ======

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

The Company has been cooperating with the U.S. Government in a civil investigation involving possible improprieties at an Army facility where the Company's Scott Aviation division was a supplier. The Company has furnished documents and other requested information and denies any wrongdoing.

See also Note (3) with reference to discontinued businesses.

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

The following table provides a reconciliation of the changes in the plans' benefit obligations and fair value of assets over the two-year period ending on December 31, 1998, and a statement of the funded status as of December 31, 1998 and 1997. In 1998, the two foreign pension plans not previously consolidated were added to the table. The benefit obligation and assets of these plans are reflected on the foreign plans line of the following table. The net benefit obligation of these plans at January 1, 1998 was $1.9 million.

                                                            1998          1997
                                                            ----          ----
Change in Benefit Obligation (in thousands):
Benefit Obligation at Beginning of Year                 $  84,767     $  75,494
Service Cost                                                1,963         1,774
Interest Cost                                               6,781         5,827
Plan Participants' Contributions                              472           556
Amendments                                                    435           465
Actuarial Loss                                              6,009         5,311
Disbursements                                              (6,291)       (4,523)
Foreign Currency Exchange Rate                                 78            --
Foreign Plans                                              14,127            --
Curtailments                                                 (531)         (137)
                                                        ---------     ---------
Benefit Obligation at End of Year                       $ 107,810     $  84,767
                                                        =========     =========

Change in Plan Assets (in thousands):
Fair Value of Plan Assets at Beginning of Year          $  78,035     $  66,209
Asset Gain at Beginning of Year                               908            --
Actual Return on Plan Assets                                8,695        13,173
Employer Contribution                                       3,123         2,620
Plan Participants' Contributions                              472           556
Disbursements                                              (6,291)       (4,523)
Foreign Currency Exchange Rate                                 66            --
Foreign Plans                                              12,239            --
                                                        ---------     ---------
Fair Value of Plan Assets at End of Year                $  97,247     $  78,035
                                                        =========     =========

Funded Status                                           $ (10,564)    $  (6,732)
Unrecognized Net Actuarial Loss                            13,219         9,981
Unrecognized Prior Service Cost                               983           673
Unrecognized Initial Net (Asset)                           (2,621)       (3,191)
                                                        ---------     ---------
Net Amount Recognized                                   $   1,017     $     731
                                                        =========     =========

The following table provides the amounts recognized in the statement of financial position as of December 31, of both years.

                                                           1998          1997
                                                           ----          ----
Amounts Recognized in the Statement of
 Financial Position Consist of (in thousands):
Prepaid Benefit Cost                                    $  15,688     $  12,723
Accrued Benefit Liability                                 (19,290)      (15,085)
Intangible Asset                                              412            --
Accumulated Other Comprehensive Income                      4,207         3,093
                                                         --------      --------
Net Amount Recognized                                    $  1,017      $    731
                                                         ========      ========

The assumptions used in measuring the Company's benefit obligation are as follows:

                                                          1998             1997
                                                          ----             ----
Weighted-Average Assumptions as of December 31
Discount Rate                                             6.75%            7.00%
Expected Return on Plan Assets                           10.00%           10.00%
Rate of Compensation Increase
- SEBP                                                    6.00%            6.00%
- All Other Plans                                         5.00%            5.00%

The following table provides the components of net periodic benefit cost for the plan fiscal years 1998 and 1997.

                                                             1998         1997
                                                             ----         ----
Components of Net Periodic Benefit
 Cost (in thousands):
Service Cost                                               $ 1,963      $ 1,774
Interest Cost                                                6,781        5,826
Expected Return on Plan Assets                              (8,925)      (6,641)
Amortization of Prior Service Cost                              89          109
Amortization of Initial Net Obligation (Asset)               1,329         (570)
Recognized Net Actuarial Loss                                1,563          374
Curtailment Loss                                                37          127
                                                           -------      -------
Net Periodic Benefit Cost                                  $ 2,837      $   999
                                                           =======      =======

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $34.0 million, $33.5 million, and $14.2 million, respectively, as of December 31, 1998, and $15.3 million, $15.1 million, and $0.0 million, respectively, as of December 31, 1997.

(12) Capital Stock:

On December 15, 1998, the stockholders of the Company voted to collapse the dual class of common stock into a single new class of common stock designated as "common stock." As of December 16, 1998 the new common stock is traded under the symbol: "SCTT." Each share of Common Stock is entitled to one vote per share.

On December 15, 1998, the Company established a series of Preference Stock, Series A Junior Participating Preferred Shares (the "Preferred Shares"), consisting of 500,000 shares. The Preferred Shares may be issued to holders of Common Stock upon the exercise of purchase rights that, on December 15, 1998, were declared as a dividend to holders of Common Stock as of December 28, 1998 upon the Board's adoption of a Stockholder Rights Plan. The Preferred Shares will be senior to the Common Stock with respect to payment of dividends and the distribution of assets, but will rank junior to any other series of Preference Stock unless the terms of such other series of Preference Stock provides otherwise.

The Company's Board of Directors has authorized the Company to purchase up to 3 million shares of its common stock. In 1998, the Company repurchased 684,600 shares of common stock at a cost of $9.2 million on the open market. The total cost of purchasing the shares is reflected as treasury stock on the Company's balance sheet.

Earnings per share ("EPS") were calculated using the following share data. The following reconciles the numerators and denominators of the basic and diluted EPS calculations (in thousands, except per share data):

                                           Income        Shares       Per Share
For the Year Ended December 31, 1998      Numerator    Denominator     Amount
------------------------------------      ---------    -----------     ------

    Basic EPS
        (Loss) Available to Common
        Stockholders                       $(8,568)       18,321      $(0.47)
    Effect of Dilutive Securities
       Stock Options                                          69
    Diluted EPS
        (Loss) Available to Common
        Stockholders                       $(8,568)       18,390      $(0.47)

Options to purchase shares of common stock that were outstanding as of December 31, 1998 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares are as follows:

   Grant Date        #of Shares          Option Price       Expiration Date
   ----------        ----------          ------------       ---------------

September 22, 1997       200             $13.75             September 22, 2004
April 20, 1998             7             $14.75             April 20, 2005
May 20, 1998               4             $14.75             May 20, 2005
July 1, 1998              15             $14.6875           July 1, 2005
July 7, 1998              70             $15.00             July 7, 2005
July 22, 1998             55             $14.875            July 22, 2005
November 5, 1998         186             $14.4375           November 5, 2005
December 15, 1998        150             $14.9375           December 15, 2005

                                              Income       Shares     Per Share
For the Year Ended December 31,1997          Numerator   Denominator    Amount
-----------------------------------          ---------   -----------    ------

    Basic EPS
        (Loss) Available to Common
        Stockholders                         $(2,506)      18,411      $( 0.14)
    Effect of Dilutive Securities
        Stock Options                                         239
    Diluted EPS
        (Loss) Available to Common
        Stockholders                         $(2,506)      18,650      $( 0.13)

Options to purchase shares of common stock that were outstanding as of December 31, 1997 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares are as follows:

Grant Date             #of Shares        Option Price        Expiration Date
----------             ----------        ------------        ---------------

April 16, 1996              1            $13.1875            April 16, 2003
August 27, 1996             9            $13.50              August 27, 2003
September 22, 1997        200            $13.75              September 22, 2004

                                         Income         Shares       Per Share
For the Year Ended December 31,1996     Numerator     Denominator     Amount
-----------------------------------     ---------     -----------     ------

     Basic EPS
         Income Available to Common
         Stockholders                    $23,300        18,371        $ 1.27
     Effect of Dilutive Securities
         Stock Options                                     357
     Diluted EPS
         Income Available to Common
         Stockholders                    $23,300        18,728        $ 1.24

Options to purchase shares of common stock that were outstanding as of December 31, 1996 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares are as follows:

Grant Date            #of Shares       Option Price          Expiration Date
----------            ----------       ------------          ---------------
August 27, 1996           9            $13.50                August 27, 2003

(13) Stock Options:

The Scott Technologies, Inc. Key Employees' Stock Option Plan ("The Stock Option Plan") was amended by stockholders on December 15, 1998. The Company accounts for this plan under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for stock options been determined consistent with FASB Statement No. 123, the Company's operating results would have been calculated as follows (in thousands, except per share data):

                                          1998            1997           1996
                                          ----            ----           ----

Net (Loss) Income:
     As Reported                      $   (8,568)     $   (2,506)     $   23,300
     Pro Forma                        $   (9,985)     $   (3,322)     $   22,600
Primary EPS:
     As Reported                      $    (0.47)     $    (0.14)     $     1.27
     Pro Forma                        $    (0.55)     $    (0.18)     $     1.23
Fully Diluted EPS:
     As Reported                      $    (0.47)     $    (0.13)     $     1.24
     Pro Forma                        $    (0.54)     $    (0.18)     $     1.21

The Company may grant options for up to 3 million shares. The stock option plan allows for grants below the stock's market price; however, option exercise prices typically equal the stock's market price on the date of grant. Options generally vest between three and five years and expire between seven and ten years.

A summary of the status of the Stock Option Plan at December 31, 1998, 1997 and 1996 and changes during the years then ended is presented in the table and narrative below:

                                     1998                    1997                  1996
                                     ----                    ----                  ----
                              Shares     Wtd. Avg.     Shares    Wtd. Avg.    Shares   Wtd. Avg.
                              (000)      Ex. Price     (000)     Ex. Price     (000)   Ex. Price
                              -----      ---------     -----     ---------     -----   ---------
Outstanding, Beg of Year     1,001.3      $ 10.12      889.4      $  7.92      769.5    $  7.12
Granted                        594.0        14.44      523.0        12.07      237.5      11.26
Exercised                     (404.9)        7.19      (81.2)        5.45      (23.8)      7.63
Forfeited                      (28.9)       12.45     (237.4)        8.86      (93.8)      9.86
Cancelled                         --           --      (92.5)        7.38         --         --
Expired                        (15.3)       12.18         --           --         --         --
                             -------                 -------                  ------
Outstanding, End of Year     1,146.2      $ 13.31    1,001.3      $ 10.12      889.4    $  7.92

Exercisable at end of          320.4      $ 11.39      482.6      $  7.65      292.6    $  7.06
year

Weighted average fair                     $  7.21                 $  7.19               $  5.77
value of options granted

Of the 1,146,234 options outstanding at December 31, 1998, 356,734 have exercise prices between $7.625 and $12.75, with a weighted average exercise price of $11.15 and a weighted average remaining contractual life of 4.5 years. 247,444 of these options are exercisable. The remaining 789,500 options have exercise prices between $13.00 and $15.00, with a weighted average price of $14.28 and a weighted average remaining contractual life of 6.4 years. 73,001 of these options are exercisable.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for the stock option grants in 1998: risk-free interest rate of 5.1%, no expected dividend yield, expected life of 7.0 years, and expected volatility of 38.44%.

(14) Restricted Stock Purchase Plans:

Under the 1993 Restricted Stock Purchase Plan for Employees ("Employee Plan"), up to 800,000 shares of Common Stock were authorized for issuance. On December 4, 1996, the Board decided to terminate the Employee Plan, effective January 2, 1997, and all restrictions on outstanding shares lapsed. Accordingly, the Company wrote off in 1996 all unearned compensation with respect to this plan.

Under the 1993 Restricted Stock Purchase Plan for Directors ("Director Plan"), up to 75,000 shares of Common Stock were authorized for possible issuance and certain directors of the Company were granted the right to purchase shares of Common Stock at prices substantially below market value. The Director Plan was terminated on July 1, 1998, and all restrictions on outstanding shares lapsed.

The original excess of the market price over the purchase price at the date of grant under the Director Plan, $0.6 million, was deferred as Unearned Compensation and was amortized as compensation expense over the restricted period.

Unamortized amounts (unearned compensation) are shown as a reduction of stockholders' equity. The following amounts were amortized to expense (in thousands):

                                            1998            1997            1996
                                            ----            ----            ----
Employee Plan                               $ --            $ --            $904
Director Plan                                 24              50              69
                                            ----            ----            ----
     Total                                  $ 24            $ 50            $973
                                            ====            ====            ====

(15) Employee Stock Bonus Plan:

Under the Stock Bonus Trust and Plan, shares of the Company's Common Stock were allocated to eligible employee accounts each December 31 based on salary. The Company did not make contributions to this plan in 1998, 1997, or 1996. In February 1998, the plan assets were merged into the Company's 401(k) savings plan for salaried employees. The Stock Plan held 631,577 shares of the Company's Common Stock as of December 31, 1997.

(16) Extraordinary Item - Early Extinguishment of Debt:

In 1998, the Company paid $64.0 million to extinguish $60.6 million of its 9.875% Senior Notes due October 1, 1999. The payments included a $2.7 million premium for the early retirement of the debt and $0.7 million of accrued interest. Accordingly, the Company recorded an extraordinary after-tax loss of $1.7 million on the premiums to extinguish $60.6 million of Senior Notes.

On October 9, 1997, the Company prepaid the mortgage on its Willoughby, Ohio, headquarters. The cash payment of $7.2 million included a $0.6 million yield maintenance premium to retire the debt before its maturity date of February 1, 2005. Also, in December 1997, the Company paid $16.4 million to extinguish $15.7 million of its Senior Notes due October 1, 1999. The payment included a $0.7 million premium for the early retirement of the debt. Accordingly, the Company recorded an extraordinary after-tax loss of $0.8 million on the premiums to pay-off the mortgage on the Company's headquarters and the extinguishment of $15.7 million of senior notes.

(17) Industry Segment Data:

The Company's operations are conducted through one business segment, described in Part I, Item 1 on page 4 of this Form 10-K.

Page 7 contains a summary of certain financial data for the business segment for 1998, 1997 and 1996. Information concerning the content of this financial data is as follows: Intersegment and foreign sales are immaterial. Operating income is total revenue less operating expenses (cost of sales, SG&A expense and R&D expense). Operating income does not include refinancing costs, interest expense, interest income, or federal and state income taxes. Identifiable assets are those assets used in the Company's operation for the segment. Corporate assets are principally cash and cash equivalents, property and other assets.

                      QUARTERLY FINANCIAL DATA (UNAUDITED)

This information is required by the Securities and Exchange Commission and is unaudited.

                                            First         Second           Third          Fourth
                                           Quarter        Quarter         Quarter         Quarter
                                                  (in thousands, except for per share data)
--------------------------------------------------------------------------------------------------
1998:
     Net Sales                          $   46,214      $   45,964      $   43,197      $   41,733
     Gross Profit                           14,903          15,584          13,729          13,039
     Net Income (Loss):
       Continuing Operations                 2,574           3,439           1,983           1,498
       Discontinued Operations              (1,875)            443         (11,420)         (3,521)
       Extraordinary Loss                      (80)         (1,565)            (44)             --
                                        ----------      ----------      ----------      ----------
       Net Income (Loss)                $      619      $    2,317      $   (9,481)     $   (2,023)
                                        ==========      ==========      ==========      ==========

Per Share Data - Basic EPS:
       Continuing Operations            $     0.13      $     0.19      $     0.11      $     0.08
       Discontinued Operations               (0.10)           0.02           (0.63)          (0.19)
       Extraordinary Loss                       --           (0.08)             --              --
                                        ----------      ----------      ----------      ----------
       Net Income (Loss)                $     0.03      $     0.13      $    (0.52)     $    (0.11)
                                        ==========      ==========      ==========      ==========

Per Share Data - Assuming Dilution:
       Continuing Operations            $     0.13      $     0.18      $     0.11      $     0.08
       Discontinued Operations               (0.10)           0.02           (0.62)          (0.19)
       Extraordinary Loss                       --           (0.08)             --              --
                                        ----------      ----------      ----------      ----------
       Net Income (Loss)                $     0.03      $     0.12      $    (0.51)     $    (0.11)
                                        ==========      ==========      ==========      ==========

--------------------------------------------------------------------------------------------------

1997:
     Net Sales                          $   39,958      $   40,709      $   38,084      $   39,507
     Gross Profit                           12,785          13,478          12,033          13,728
     Net Income (Loss):
       Continuing Operations                    60           1,336             968           2,716
       Discontinued Operations               4,457          (2,741)          1,256          (9,780)
       Extraordinary Loss                       --              --              --            (778)
                                        ----------      ----------      ----------      ----------
       Net Income (Loss)                $    4,517      $   (1,405)     $    2,224      $   (7,842)
                                        ==========      ==========      ==========      ==========

Per Share Data - Basic EPS:
       Continuing Operations            $       --      $     0.08      $     0.05      $     0.15
       Discontinued Operations                0.25           (0.15)           0.07           (0.53)
       Extraordinary Loss                       --              --              --           (0.04)
                                        ----------      ----------      ----------      ----------
       Net Income (Loss)                $     0.25      $    (0.07)     $     0.12      $    (0.42)
                                        ==========      ==========      ==========      ==========

Per Share Data - Assuming Dilution:
       Continuing Operations            $       --      $     0.08      $     0.05      $     0.14
       Discontinued Operations                0.24           (0.15)           0.07           (0.52)
       Extraordinary Loss                       --              --              --           (0.04)
                                        ----------      ----------      ----------      ----------
       Net Income (Loss)                $     0.24      $    (0.07)     $     0.12      $    (0.42)
                                        ==========      ==========      ==========      ==========

--------------------------------------------------------------------------------------------------

Item 9. Disagreements on Accounting and Financial Disclosure

      None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

      (a) Identification of Directors

      Information with respect to the members of the Board of Directors of the Company is set forth under the captions "Nominees for Election as Directors for a Term of Three Years" and "Directors Continuing in Office" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

      (b) Identification of Executive Officers

      Information with respect to the executive officers of the Company is set forth under the caption "Executive Officers of the Company" contained in
      Part I, Item 1 of this report, which information is incorporated herein by reference.

Item 11. Executive Compensation

      Information required by this Item is set forth under the captions "Executive and Director Compensation" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      Information required by this Item is set forth under the captions "Principal Stockholders" and "Stock Ownership of Directors, Nominees for Directors, Executive Officers and One Former Executive Officer" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

      Information required by this Item is set forth under the caption "Executive and Director Compensation " in the Company's definitive proxy statement to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

                                                                            Page
                                                                             No.
                                                                             ---

(a) Financial Statements, Schedules and Exhibits:

      1.   Financial Statements

           Included in Part II of this report:

           Report of Independent Public Accountants                           22

           Consolidated Statements of Operations for the
           Years Ended December 31, 1998, 1997, and 1996                      23

           Consolidated Balance Sheets at December 31, 1998 and 1997       24-25

           Consolidated Statements of Stockholders' Equity and Comprehensive
           Income for the Years Ended December 31, 1998, 1997, and 1996       26

           Consolidated Statements of Cash Flows for the
           Years Ended December 31, 1998, 1997, and 1996                      27

           Notes to Consolidated Financial Statements                      28-42

           Quarterly Financial Data (Unaudited)                               43

      2.   Schedules
           Included in Part IV of this report:

           Schedule II -  Valuation and Qualifying Accounts for
           the Years Ended December 31, 1998, 1997 and 1996                   51

           Report of Independent Public Accountants                           52

      3.   Exhibits:

            (3)   Articles of incorporation and by-laws:

                  (i) The Restated Certificate of Incorporation of the Company, as amended, included as Exhibit 3.1 to the Company's Current Report on Form 8-K dated December 15, 1998, File No. 1-8591, is hereby incorporated herein by reference.

                  (ii) The Bylaws of the Company, as amended and restated effective December 15, 1998, included as Exhibit 3.2 to the Company's Current Report on Form 8-K dated December 15, 1998, File No 1-8591, is hereby incorporated herein by reference.

                  (iii) The Certificate of Designations, Preferences, Related
                        Rights, Qualifications, Limitations and Restrictions of Series A Junior Participating Preferred Shares of the Company, included as Exhibit 3.1.1 to the Company's Current Report on Form 8-K dated December 15, 1998, File No 1-8591, is hereby incorporated herein by reference.

            (4) Instruments defining rights of security holders, including indentures, for the following classes of securities:

                  (i) Common Stock, par value $.10 per share, are contained in the Restated Certificate of Incorporation, as amended, incorporated by reference in Exhibit (3)(i) above and are incorporated herein by reference.

                  (ii) Indenture, dated as of October 1, 1989, between Figgie International Inc. and Continental Bank, National Association, as Trustee, with respect to the 9.875% Senior Notes due October 1, 1999, included as Exhibit
                        (4) (c) to the Company's Annual Report on Form 10-K for the year ended December 31, 1989, is hereby incorporated herein by reference. State Street Trust succeeded Continental Bank as Trustee pursuant to an agreement dated as of February 7, 1994, which was included as Exhibit (4)(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, and is hereby incorporated herein by reference.

                  (iii) Rights Agreement, dated as of December 15, 1998, between
                        Scott Technologies, Inc. and National City Bank, as Rights Agent, included as exhibit 4 to the Company's Current Report on Form 8-K dated December 15, 1998, File No 1-8591, is hereby incorporated herein by reference.

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

                 (xxii) Amendment No. 4, dated February 9, 1998 and effective
                        December 31, 1997, to the Credit Agreement between the Company and General Electric Capital Corporation, included as Exhibit 10 (xxii) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, is hereby incorporated by reference.

               (xxiii)* Arrangement dated March 31, 1998, by and between
                        Steven L. Siemborski and the Company, included as
                        Exhibit 10 (a) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, is hereby incorporated herein by reference.

                (xxiv)* The Company's Directors' Stock Option Plan, included as Exhibit B to the Company's definitive Proxy Statement dated April 17, 1998, is hereby incorporated herein by reference.

                 (xxv)* Management agreement, addendum to June 11, 1997
                        management agreement, dated as of August 13, 1998, by and between William J. Sickman and the Company, included as Exhibit 10 (i) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, is hereby incorporated herein by reference.

                (xxvi)* Management agreement, amended and restated management agreement, dated as of August 13, 1998, by and between William J. Sickman and the Company, included as Exhibit 10 (ii) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, is hereby incorporated herein by reference.

               (xxvii)* Management agreement, second addendum to June 11,
                        1997 management agreement and first addendum to August 13, 1998 management agreement and amendment to non-qualified stock option agreement dated August 13, 1998, dated as of October 30, 1998, by and between William J. Sickman and the Company, included as Exhibit 10 (iii) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, is hereby incorporated herein by reference.

              (xxviii)* Management agreement, dated as of September 10,
                        1998, by and between Debra L. Kackley and the Company, included as Exhibit 10 (iv) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, is hereby incorporated herein by reference.

                 (xxix)* Management agreement, amended and restated management agreement, dated as of August 17, 1998, by and between Glen W. Lindemann and the Company, included as Exhibit 10 (v) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, is hereby incorporated herein by reference.

                 (xxx)* Management agreement, dated as of August 25, 1998, by and between Mark A. Kirk and the Company, included as
                        Exhibit 10 (vi) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, is hereby incorporated herein by reference.

                 (xxxi) Amendment No. 5, dated October 8, 1998 and effective
                        August 14, 1998, to the Credit Agreement between the Company and General Electric Capital Corporation, included as Exhibit 10 (vii) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, is hereby incorporated herein by reference.

                (xxxii) Amendment No. 6 and Exhibit A, dated October 21, 1998 and effective September 30, 1998, to the Credit Agreement between the Company and General Electric Capital Corporation, included as Exhibit 10 (vii) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, is hereby incorporated herein by reference.

              (xxxiii)* The Company's Key Employees' Stock Option Plan,
                        amended as of December 15, 1998, included as Exhibit 10 to the Company's Current Report on Form 8-K dated December 15, 1998, is hereby incorporated herein by reference.

               (xxxiv)* Management agreement, dated as of December 18, 1998, by and between the Company and Robert P. Collins, effective November 3, 1998.

                 (xxxv) Amendment and Restated Credit Agreement, dated as of
                        December 31, 1998, Amendment No. 1, dated as of February 26, 1999, Amendment No. 2, dated as of March 1, 1999, and Amendment No. 3, dated as of March 2, 1999, by and between the Company and the Lenders Party hereto and General Electric Capital Corporation, as agent.

                (xxxvi) Aggregate Stop Loss Insurance Policy, dated December
                        31, 1998, by and between the Company and Princeton Eagle West Insurance Company Limited.

               (xxxvii) Stockholders Agreement, dated as of December 15,
                        1998, by and between the Company and RCBA Strategic Partners, L.P.

              (xxxviii) The Registration Rights Agreement, dated December
                        16, 1998, by and between the Company and Richard C. Blum & Associates, L.P.

                (xxxix) Agreement, dated November 16, 1998 among the Company and Richard C. Blum & Associates, L.P., Richard C. Blum & Associates, Inc., and Richard C. Blum.

                  (xl) Agreement, dated November 23, 1998 among the Company and Reich and Tang Asset Management, L.P.

                  * Management contracts or compensatory plans filed pursuant to Item 14(c) of the Form 10-K.

                  (21)  Subsidiaries of the Company

                  (23)  Consents of Independent Public Accountants

                  (27)  Financial Data Schedule

(b)   Reports on Form 8-K:

                        Form 8-K dated December 31, 1997 and filed on January 6, 1998.

                        Form 8-K dated May 22, 1998 and filed on May 29, 1998.

                        Form 8-K dated December 15, 1998, filed on December 22, 1998.

(c)   See Exhibits to this report.

(d)                                                                  SCHEDULE II

                   SCOTT TECHNOLOGIES, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                          Balance,     Charged      Amounts      Balance,
                                         Beginning     to Costs     Charged       End of
             Description                  of Year     & Expenses      Off          Year
-----------------------------------------------------------------------------------------
ALLOWANCE FOR UNCOLLECTIBLE
TRADE ACCOUNTS RECEIVABLES

 Year ended December 31, 1998            $    194     $     60     $      3      $    257
                                         ========     ========     ========      ========

 Year ended December 31, 1997            $    151     $     60     $    (17)     $    194
                                         ========     ========     ========      ========

 Year ended December 31, 1996            $    104     $     74     $    (27)     $    151
                                         ========     ========     ========      ========

ALLOWANCE FOR PROPERTIES
HELD FOR SALE

 Land and Land Improvements              $  5,177     $  3,047     $ (1,738)     $  6,486
 Building and Leasehold Improvements           --           --           --            --
                                         --------     --------     --------      --------
 Year ended December 31, 1998            $  5,177     $  3,047     $ (1,738)     $  6,486
                                         ========     ========     ========      ========

 Land and Land Improvements              $  5,344     $     --     $   (167)     $  5,177
 Building and Leasehold Improvements           --           --           --            --
                                         --------     --------     --------      --------
 Year ended December 31, 1997            $  5,344     $      0     $   (167)     $  5,177
                                         ========     ========     ========      ========

 Land and Land Improvements              $  7,694     $     --     $ (2,350)     $  5,344
 Building and Leasehold Improvements        3,490           --       (3,490)           --
                                         --------     --------     --------      --------
 Year ended December 31, 1996            $ 11,184     $      0     $ (5,840)     $  5,344
                                         ========     ========     ========      ========

ALLOWANCE FOR DEFERRED
DIVESTITURE PROCEEDS

 Year ended December 31, 1998            $ 27,962     $     --     $(15,428)     $ 12,534
                                         ========     ========     ========      ========

 Year ended December 31, 1997            $ 21,743     $  6,479     $   (260)     $ 27,962
                                         ========     ========     ========      ========

 Year ended December 31, 1996            $ 20,825     $  8,519     $ (7,601)     $ 21,743
                                         ========     ========     ========      ========

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors
and Stockholders,
Scott Technologies, Inc.

We have audited in accordance with generally accepted auditing standards, the financial statements of Scott Technologies, Inc. and Subsidiaries included in this Form 10K, and have issued our report thereon dated January 22, 1999. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

      /s/

Cleveland, Ohio,
January 22, 1999

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               Scott Technologies, Inc.
                                               (Company)


                                               By        /s/
                                                  ------------------------------
Date: March 25, 1999                              Mark A. Kirk
                                                  Senior Vice President and
                                                  Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed as of March 25, 1999 by the following persons on behalf of the Company and in the capacities indicated.

By          /s/                                By          /s/
   -------------------------------                ------------------------------
   G. W. Lindemann, Principal                     H. Nesbit, II, Director
   Executive Officer & Director

By           /s/                               By          /s/
   -------------------------------                ------------------------------
   F. N. Linsalata, Director                      R.P. Collins, Director

By           /s/                               By          /s/
   -------------------------------                ------------------------------
   J.P. Reilly, Director                          N. C. Lind, Director

By           /s/
   -------------------------------
   F. R. McKnight, Director

                                  EXHIBIT INDEX

      (3)   Articles of incorporation and by-laws:

            (i) The Restated Certificate of Incorporation of the Company, as amended, included as Exhibit 3.1 to the Company's Current Report on Form 8-K dated December 15, 1998, File No. 1-8591, is hereby incorporated herein by reference.

            (ii) The Bylaws of the Company, as amended and restated effective December 15, 1998, included as Exhibit 3.2 to the Company's Current Report on Form 8-K dated December 15, 1998, File No 1-8591, is hereby incorporated herein by reference.

            (iii) The Certificate of Designations, Preferences, Related Rights,
                  Qualifications, Limitations and Restrictions of Series A Junior Participating Preferred Shares of the Company, included as Exhibit 3.1.1 to the Company's Current Report on Form 8-K dated December 15, 1998, File No 1-8591, is hereby incorporated herein by reference.

      (4) Instruments defining rights of security holders, including indentures, for the following classes of securities:

            (i) Common Stock, par value $.10 per share, are contained in the Restated Certificate of Incorporation, as amended, incorporated by reference in Exhibit (3)(i) above and are incorporated herein by reference.

            (ii) Indenture, dated as of October 1, 1989, between Figgie International Inc. and Continental Bank, National Association, as Trustee, with respect to the 9.875% Senior Notes due October 1, 1999, included as Exhibit (4) (c) to the Company's Annual Report on Form 10-K for the year ended December 31, 1989, is hereby incorporated herein by reference. State Street Trust succeeded Continental Bank as Trustee pursuant to an agreement dated as of February 7, 1994, which was included as Exhibit (4)(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, and is hereby incorporated herein by reference.

            (iii) Rights Agreement, dated as of December 15, 1998, between Scott
                  Technologies, Inc. and National City Bank, as Rights Agent, included as exhibit 4 to the Company's Current Report on Form 8-K dated December 15, 1998, File No 1-8591, is hereby incorporated herein by reference.

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

           (xxii) Amendment No. 4, dated February 9, 1998 and effective
                  December 31, 1997, to the Credit Agreement between the Company and General Electric Capital Corporation, included as Exhibit 10 (xxii) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, is hereby incorporated by reference.

         (xxiii)* Arrangement dated March 31, 1998, by and between Steven L.
                  Siemborski and the Company, included as Exhibit 10 (a) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, is hereby incorporated herein by reference.

          (xxiv)* The Company's Directors' Stock Option Plan, included as Exhibit B to the Company's definitive Proxy Statement dated April 17, 1998, is hereby incorporated herein by reference.

           (xxv)* Management agreement, addendum to June 11, 1997 management agreement, dated as of August 13, 1998, by and between William
                  J. Sickman and the Company, included as Exhibit 10 (i) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, is hereby incorporated herein by reference.

          (xxvi)* Management agreement, amended and restated management agreement, dated as of August 13, 1998, by and between William
                  J. Sickman and the Company, included as Exhibit 10 (ii) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, is hereby incorporated herein by reference.

         (xxvii)* Management agreement, second addendum to June 11, 1997 management agreement and first addendum to August 13, 1998 management agreement and amendment to non-qualified stock option agreement dated August 13, 1998, dated as of October 30, 1998, by and between William J. Sickman and the Company, included as Exhibit 10 (iii) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, is hereby incorporated herein by reference.

        (xxviii)* Management agreement, dated as of September 10, 1998, by and between Debra L. Kackley and the Company, included as
                  Exhibit 10 (iv) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, is hereby incorporated herein by reference.

          (xxix)* Management agreement, amended and restated management agreement, dated as of August 17, 1998, by and between Glen W. Lindemann and the Company, included as Exhibit 10 (v) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, is hereby incorporated herein by reference.

           (xxx)* Management agreement, dated as of August 25, 1998, by and between Mark A. Kirk and the Company, included as Exhibit 10
                  (vi) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, is hereby incorporated herein by reference.

           (xxxi) Amendment No. 5, dated October 8, 1998 and effective August 14, 1998, to the Credit Agreement between the Company and General Electric Capital Corporation, included as Exhibit 10
                  (vii) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, is hereby incorporated herein by reference.

          (xxxii) Amendment No. 6 and Exhibit A, dated October 21, 1998 and effective September 30, 1998, to the Credit Agreement between the Company and General Electric Capital Corporation, included as Exhibit 10 (vii) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, is hereby incorporated herein by reference.

        (xxxiii)* The Company's Key Employees' Stock Option Plan, amended as of December 15, 1998, included as Exhibit 10 to the Company's Current Report on Form 8-K dated December 15, 1998, is hereby incorporated herein by reference.

         (xxxiv)* Management agreement, dated as of December 18, 1998, by and between the Company and Robert P. Collins, effective November 3, 1998.

           (xxxv) Amendment and Restated Credit Agreement, dated as of December 31, 1998, Amendment No. 1, dated as of February 26, 1999, Amendment No. 2, dated as of March 1, 1999, and Amendment No. 3, dated as of March 2, 1999, by and between the Company and the Lenders Party hereto and General Electric Capital Corporation, as agent.

          (xxxvi) Aggregate Stop Loss Insurance Policy, dated December 31,
                  1998, by and between the Company and Princeton Eagle West Insurance Company Limited.

         (xxxvii) Stockholders Agreement, dated as of December 15, 1998, by and between the Company and RCBA Strategic Partners, L.P.

        (xxxviii) The Registration Rights Agreement, dated December 16,
                  1998, by and between the Company and Richard C. Blum & Associates, L.P.

          (xxxix) Agreement, dated November 16, 1998 among the Company and
                  Richard C. Blum & Associates, L.P., Richard C. Blum & Associates, Inc., and Richard C. Blum.

            (xl) Agreement, dated November 23, 1998 among the Company and Reich and Tang Asset Management, L.P.

            *     Management contracts or compensatory plans filed pursuant to
                  Item 14(c) of the Form 10-K.

            (21)  Subsidiaries of the Company

            (23)  Consents of Independent Public Accountants

            (27)  Financial Data Schedule