Form 10-Q
period 1999-03-31
SCOTT TECHNOLOGIES INC
filed 1999-05-13
CIK 720032

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-Q

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                            OF THE SECURITIES ACT OF 1934


For the quarterly period ended March 31, 1999 Commission file number 1-8591
                               --------------                        ------


                            SCOTT TECHNOLOGIES, INC.
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


              Delaware                                    52-1297376
----------------------------------------              -------------------
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                    Identification No.)


   5875 Landerbrook Drive, Suite 250
        Mayfield Heights, Ohio                               44124
----------------------------------------              -------------------
(Address of principal executive offices)                   (Zip Code)


                                 (440) 446-1333
                         -------------------------------
                         (Registrant's telephone number)

------------------------------------------------------------------------------
                      (Former name, former address and former
                     fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes   X     No
                                                     -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

               Class                          Outstanding as of April 29, 1999
------------------------------------------------------------------------------

Common Stock, par value $.10 per share                   18,241,037

                             SCOTT TECHNOLOGIES, INC.
                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION. . . . . . . . . . . . . . . . . . . . . . .  3
  ITEM 1.  FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . . .  3

  CONSOLIDATED STATEMENTS OF INCOME
  FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998. . . . . . . . . . . .  3

  CONSOLIDATED BALANCE SHEETS
  MARCH 31, 1999 AND DECEMBER 31, 1998. . . . . . . . . . . . . . . . . . .  4

  CONSOLIDATED STATEMENTS OF CASH FLOWS
  FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998. . . . . . . . . . . .  6

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. . . . . . . . . . . . . . . .  7
    Summary of Significant Accounting Policies. . . . . . . . . . . . . . .  7
    Receivables. . .  . . . . . . . . . . . . . . . . . . . . . . . . . . .  7
    Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  7
    Discontinued Operations . . . . . . . . . . . . . . . . . . . . . . . .  8
    Income Taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9
    Credit Facility . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9
    Long-Term Debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 10
    Capital Stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 10
    Contingent Liabilities. . . . . . . . . . . . . . . . . . . . . . . . . 12
    Extraordinary Item - Early Extinguishment of Debt . . . . . . . . . . . 12

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
    CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . . . 13

    Forward-Looking Information . . . . . . . . . . . . . . . . . . . . . . 13
    Results of Operations Summary . . . . . . . . . . . . . . . . . . . . . 13
    Scott Aviation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15
    Corporate and Unallocated Costs and Expenses. . . . . . . . . . . . . . 16
    Financial Position and Liquidity. . . . . . . . . . . . . . . . . . . . 16
    Factors Affecting the Company's Prospects . . . . . . . . . . . . . . . 17

  ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK . . . 20

PART II.  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . 20

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . 20

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 21

EXHIBIT INDEX . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 22

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                              SCOTT TECHNOLOGIES, INC.
                    CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                        (in thousands, except per share data)

                                                    Three Months Ended March 31,
                                                     1999                 1998
                                                    -------              -------
Net Sales                                           $48,753              $46,214
   Cost of Sales                                     32,929               31,311
                                                    -------              -------
Gross Profit on Sales                                15,824               14,903
                                                    -------              -------

Operating Expenses:
   Selling, General and Administrative                6,047                6,150
   Research and Development                             756                  891
                                                    -------              -------
Total Operating Expenses                              6,803                7,041
                                                    -------              -------
Operating Income                                      9,021                7,862
                                                    -------              -------

Other Expense (Income):
   Refinancing Costs                                     94                  259
   Interest Expense                                   2,528                4,216
   Interest Income                                     (599)              (1,441)
   Other, Net                                           472                  542
                                                    -------              -------
Income from Continuing Operations before
   Income Tax and Extraordinary Item                  6,526                4,286
Income Tax                                            2,355                1,712
                                                    -------              -------
Income from Continuing Operations
   before Extraordinary Item                          4,171                2,574

Discontinued Operations, net of tax:
   Income (Loss) from Operations                        999               (1,875)
   Income on Disposal                                16,380                    -
                                                    -------              -------
                                                     17,379               (1,875)

Income before Extraordinary Item                     21,550                  699
Extraordinary Item - (Loss) on
   Extinguishment of Debt, net of tax                     -                  (80)
                                                    -------              -------
Net Income                                          $21,550              $   619
                                                    -------              -------
                                                    -------              -------

Weighted Average Shares - Basic                      18,182               18,479
Weighted Average Shares - Diluted                    18,407               18,699

PER SHARE DATA - BASIC EPS:
Income from Continuing Operations                   $  0.23              $  0.14
Income (Loss) from Discontinued Operations             0.96                (0.10)
                                                    -------              -------
Income Before Extraordinary Item                       1.19                 0.04
Extraordinary Item (Loss)                                 -                (0.01)
                                                    -------              -------
Net Income                                          $  1.19              $  0.03
                                                    -------              -------
                                                    -------              -------

PER SHARE DATA - ASSUMING DILUTION:
Income from Continuing Operations                   $  0.23              $  0.14
Income (Loss) from Discontinued Operations             0.94                (0.10)
                                                    -------              -------
Income Before Extraordinary Item                       1.17                 0.04
Extraordinary Item (Loss)                                 -                (0.01)
                                                    -------              -------
Net Income                                          $  1.17              $  0.03
                                                    -------              -------
                                                    -------              -------

See Notes to Consolidated Financial Statements.

                              SCOTT TECHNOLOGIES, INC.
                            CONSOLIDATED BALANCE SHEETS
                                   (in thousands)

                                                       March 31,        December 31,
ASSETS                                                   1999               1998
                                                      -----------       ------------
                                                      (Unaudited)
CURRENT ASSETS
Cash and Cash Equivalents                               $ 39,487          $ 39,344
Trade Accounts Receivable, less Allowance for
  Uncollectible Accounts of $318 in 1999
  and $257 in 1998                                        17,849            13,978
Inventories                                               26,005            26,360
Prepaid Expenses                                             668               939
Recoverable Income Taxes                                     505               974
Current Deferred Tax Asset                                23,000            28,000
Net Assets of Discontinued Operations                     47,897            25,039
                                                        --------          --------
  Total Current Assets                                   155,411           134,634
                                                        --------          --------

PROPERTY, PLANT AND EQUIPMENT
Land and Land Improvements                                36,678            37,395
Buildings and Leasehold Improvements                      14,721            14,696
Machinery and Equipment                                   19,026            18,682
                                                        --------          --------
                                                          70,425            70,773
Accumulated Depreciation                                 (18,705)          (17,972)
                                                        --------          --------
   Net Property, Plant and Equipment                      51,720            52,801
                                                        --------          --------

OTHER ASSETS
Deferred Divestiture Proceeds and Other, Net              20,359            20,803
Prepaid Pension Costs                                     15,687            15,687
Intangible Assets                                          1,845             1,866
Cash Surrender Value of Insurance Policies                 4,838             4,838
Prepaid Finance Costs                                      2,158             1,800
Deferred Tax Asset                                        19,925            26,936
Other                                                      2,908             3,819
                                                        --------          --------
   Total Other Assets                                     67,720            75,749
                                                        --------          --------
Total Assets                                            $274,851          $263,184
                                                        --------          --------
                                                        --------          --------

See Notes to Consolidated Financial Statements.

                              SCOTT TECHNOLOGIES, INC.
                            CONSOLIDATED BALANCE SHEETS
                                   (in thousands)


LIABILITIES
                                                       March 31,        December 31,
CURRENT LIABILITIES                                      1999               1998
                                                      -----------       ------------
                                                      (Unaudited)
Accounts Payable                                        $ 14,047          $ 15,661
Accrued Insurance Reserves                                11,182            10,853
Accrued Compensation                                       3,874             3,964
Accrued Interest                                           4,878             2,435
Accrued Liabilities and Expenses                          11,816            18,135
Current Portion of Long-Term Debt                         22,931            24,481
                                                        --------          --------
   Total Current Liabilities                              68,728            75,529
                                                        --------          --------

Long-Term Debt                                            75,545            75,550
Non-Current Insurance Reserves                            25,551            26,172
Other Non-Current Liabilities                             28,057            30,667
                                                        --------          --------
   Total Liabilities                                     197,881           207,918
                                                        --------          --------

STOCKHOLDERS' EQUITY
Series A Junior Participating Preferred Shares,
   $1.00 Par Value; Authorized, 500 Shares;
   Issued and Outstanding, None                                -                 -
Preferred Stock, $1.00 Par Value; Authorized,
   3,217 Shares; Issued and Outstanding, None                  -                 -
Common Stock, $0.10 Par Value; Authorized,
   36,000 Shares; Issued and Outstanding
   1999 - 18,884; 1998 - 18,855                            1,888             1,886
Capital Surplus                                          112,561           112,409
Accumulated Deficit                                      (25,025)          (46,575)
Accumulated Other Comprehensive (Loss)                    (3,229)           (3,229)
Treasury Stock, Common Shares at Cost
   1999 - 685 Shares; 1998 - 685 Shares                   (9,225)           (9,225)
                                                        --------          --------
   Total Stockholders' Equity                             76,970            55,266
                                                        --------          --------
Total Liabilities and Stockholders' Equity              $274,851          $263,184
                                                        --------          --------
                                                        --------          --------

See Notes to Consolidated Financial Statements.

                            SCOTT TECHNOLOGIES, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  (in thousands)

                                                           Three Months Ended March 31,
                                                             1999               1998
                                                           --------           ---------
Operating Activities:
 Income from Continuing Operations                         $  4,171           $  2,574
 Income (Loss) from Discontinued Operations                  17,379             (1,875)
 (Loss) from Extraordinary Item                                   -                (80)
 Adjustments to Reconcile Net Income to Net
  Cash Provided by Operating Activities-
    Depreciation and Amortization                             1,433              1,330
    Other, Net                                                  (13)               801
 Changes in Operating Assets and Liabilities
  Accounts Receivable                                           564             (6,096)
  Inventories                                                (1,018)            (1,282)
  Prepaid Items                                                  41               (490)
  Other Assets                                                  787                725
  Accounts Payable                                             (557)              (839)
  Accrued Liabilities and Expenses                           (2,661)             5,536
  Accrued Income Taxes                                       12,408              4,486
  Other Liabilities                                          (3,231)            (1,652)
                                                           --------           --------
 Net Cash Provided by Operating Activities                   29,303              3,138
                                                           --------           --------

Investing Activities:
 Capital Expenditures for Continuing Operations                 322             (2,485)
 Capital Expenditures for Discontinued Operations            (1,012)              (107)
 Proceeds from Sale of Property, Plant and Equipment             67              2,219
 Receivable from Snorkel Earn-Out (See Note 4)              (26,000)                 -
                                                           --------           --------
Net Cash (Used) by Investing Activities                     (26,623)              (373)
                                                           --------           --------

Financing Activities:
 Principal Payments on Debt                                  (1,555)            (3,230)
 Proceeds from Issuing Common Stock                             154                482
 Payments to Reacquire Common Stock                               -                 (1)
                                                           --------           --------
Net Cash (Used) by Financing Activities                      (1,401)            (2,749)
                                                           --------           --------

Net Increase in Cash and Cash Equivalents                     1,279                 16

Cash and Cash Equivalents at Beginning of Year               39,446            104,243
                                                           --------           --------
Cash and Cash Equivalents at End of Period                 $ 40,725           $104,259
                                                           --------           --------
                                                           --------           --------

Cash and Cash Equivalents include cash from Discontinued Operations.

See Notes to Consolidated Financial Statements.

                     SCOTT TECHNOLOGIES, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The financial information included herein has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and properly reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to present a fair statement of the financial results of operations for the periods covered by this report. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the entire year.

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The financial statements have been prepared in accordance with the accounting policies described in Note 1 of the Notes to Consolidated Financial Statements appearing in SCOTT TECHNOLOGIES, INC.'s 1998 Form 10-K.

(2)  RECEIVABLES:

Receivables consist of the following components (in thousands):

                                                March 31,        December 31,
                                                  1999              1998
                                                ---------        ------------
U.S. Government
  Billed                                         $   761            $   398
  Unbilled                                             -                  -
                                                 -------            -------
                                                     761                398
Commercial
  Billed                                          17,406             13,837
  Allowance for Uncollectible Accounts              (318)              (257)
                                                 -------            -------
                                                 $17,849            $13,978
                                                 -------            -------
                                                 -------            -------

U.S. Government receivables include amounts derived from contracts on which the Company performs on a prime contractor or subcontractor basis. Costs charged by the Company to the U.S. Government in the performance of U.S. Government contracts are subject to audit. The year 1994 is currently under audit.

(3)  INVENTORIES:

Inventories consist of the following components (in thousands):

                                                March 31,        December 31,
                                                  1999              1998
                                                ---------        ------------
Raw Materials                                    $ 7,873            $ 7,323
Work In Process                                    3,185              3,526
Finished Goods                                    15,431             15,944
Inventory Reserves                                  (484)              (433)
                                                 -------            -------
  Total Inventories                              $26,005            $26,360
                                                 -------            -------
                                                 -------            -------

(4)  DISCONTINUED OPERATIONS:

INTERSTATE ELECTRONICS: On October 21, 1998, the Board of Directors announced that it intends to divest the Company's Interstate Electronics subsidiary ("IEC"). On April 19, 1999, the Company announced that it has signed a definitive agreement to sell IEC to L-3 Communications Corporation for $60 million, subject to a final purchase price adjustment. The transaction, which is also subject to regulatory approval and other customary closing conditions, is expected to close by the end of the second quarter. As a result of the Board's decision to divest IEC, the consolidated statements of income for the three months ended March 31, 1999 and 1998, and the consolidated balance sheets as of March 31, 1999 and December 31, 1998 reflect IEC as a discontinued operation; however, in the consolidated statements of cash flows, items relating to discontinued operations have not been disaggregated as they have in the aforementioned financial statements. Previously reported 1998 financial information has been restated to reflect IEC as a discontinued operation and is summarized as follows (in thousands):

                                                      As
                                                  Previously                        As
                                                   Reported          IEC         Restated
                                                  ----------     ----------     ----------
Three Months ended March 31, 1998:
Net Sales                                           $64,861       $(18,647)       $46,214
                                                    -------       --------        -------
                                                    -------       --------        -------

Income from Continuing Operations                       699          1,875          2,574
(Loss) from Discontinued Operations                       -         (1,875)        (1,875)
Extraordinary Item                                      (80)             -            (80)
                                                    -------       --------        -------
Net Income                                          $   619       $      -        $   619
                                                    -------       --------        -------
                                                    -------       --------        -------

SNORKEL: On November 17, 1997, the Company sold its Snorkel division. The agreement, as amended, provides for $100 million paid to the Company at closing plus a contingent additional amount. The contingent amount will be the amount of sales of the Snorkel business for the twelve-month period commencing on April 1, 1998 and ending on March 31, 1999 (the "Earn-Out Period") in excess of $140 million, such additional payment not to exceed $20 million, plus 70% of the amount of sales of the Snorkel business during the Earn-Out Period in excess of $160 million, such additional amount not to exceed $30 million. In the first quarter of 1999, the Company recognized $26 million of income as a result of the Earn-Out. On April 30, 1999, the company received an initial payment of $27 million related to the Earn-Out. The ultimate earn-out price is subject to audit and final purchase price adjustments. Any adjustments will be received in the second quarter of 1999.

PRIOR DIVESTITURES:
Prior to 1999, the Company divested a number of its businesses. The contract terms under which businesses were divested include representations and warranties, covenants and indemnification provisions made by the Company to purchasers of the businesses and by purchasers of the businesses to the Company. Under the contracts, the Company has generally retained liability for events that occurred prior to sale. The Company believes that it has established appropriate accruals for losses that may arise, such as workers' compensation, product liability, general liability, environmental risks and federal and state tax matters.

Proceeds and other consideration from divestitures which will be paid to the Company upon fulfillment of contractual provisions, the passage of time, or the occurrence of future events have been recorded as deferred divestiture proceeds classified as non-current assets. Deferred divestiture proceeds consist of cash due to the Company from future tax benefits under a tax sharing agreement with an unaffiliated public company, Rawlings Sporting Goods Company, Inc., former facilities of discontinued business units, a note receivable from the purchaser of the Taylor Instruments business, cash held in bank escrow accounts from the sale of the Company's Hartman Electrical and Safway Steel Products operations, and other items.

Deferred divestiture proceeds include management's best estimates of the amounts expected to be realized on the collection of deferred proceeds and sale of residual assets related to discontinued operations. The amounts the Company will ultimately realize could differ materially from the amounts recorded. The Company has a reserve of $12.5 million at March 31, 1999 against these assets, which is presented as a deduction from deferred divestiture proceeds.

(5)  INCOME TAXES:

For the three-month periods ended March 31, 1999 and 1998, the following income tax provisions (benefits) have been provided (in thousands):

                                           1999            1998
                                          -------         -------
Continuing Operations                     $ 2,355         $ 1,712
                                          -------         -------
                                          -------         -------
Discontinued Operations                   $10,189         $(1,250)
                                          -------         -------
                                          -------         -------
Extraordinary Item                        $     -         $   (54)
                                          -------         -------
                                          -------         -------

For the period ended March 31, 1999, net federal tax expense amounts have decreased the deferred tax asset. The current deferred tax asset as of March 31, 1999 reflects the tax benefits the Company expects to utilize in the succeeding twelve-month period.

(6)  CREDIT FACILITY:

On December 31, 1998, the Company obtained new loan facilities ("Amended Credit Agreement") through General Electric Capital Corporation ("GECC"). The Amended Credit Agreement includes a 72-month, $75 million revolving line of credit ("Revolver") and a 69-month, $75 million, delayed draw, term loan facility ("Term Loan").

Within the Revolver is a $30 million letter of credit sub-facility. Borrowings under the Revolver are available up to the lesser of: (1) $75 million, less outstanding letters of credit, or (2) four times the Company's trailing 12 month EBITDA plus cash and cash equivalents less: (a) outstanding indebtedness and (b) a 50% letter of credit reserve. At the Company's option, borrowings under the Revolver bear interest at alternate base rates based on (1) the higher of (a) U.S. prime rate or (b) the Federal Funds rate plus 50 basis points, plus a margin ranging from 25 to 150 basis points ("Index Margin"); or

(2) LIBOR plus a margin ranging from 175 to 300 basis points ("LIBOR Margin"). The Index Margin and LIBOR Margin are adjusted based on the Company's leverage ratio except in the first loan year during which the Index Margin is fixed at 100 basis points and the LIBOR Margin is fixed at 250 basis points.

The Term Loan is available to pay the Company's 9.875% Senior Notes due on October 1, 1999. The Company can draw amounts under the Term Loan from time to time to pay for the purchase of Senior Notes in the open market. Borrowings under the Term Loan are subject to the same interest rate alternatives as the Revolver. The Company is also permitted to arrange for financial hedges to swap a variable interest rate on the Term Loan for a fixed interest rate.

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

As of March 31, 1999, $15.8 million of letters of credit were outstanding under the Revolver ($53.6 million was available), no borrowings were outstanding under the Revolver or Term Loan and all financial covenants have been satisfied.

(7)  LONG-TERM DEBT:

Total debt consists of the following components (in thousands):

                                                March 31,        December 31,
                                                  1999              1998
                                                ---------        ------------
Long-Term Debt:
  9.875 Senior Notes due October 1, 1999         $97,647            $97,647
  Credit Facility                                      -              1,550
  Mortgage Notes                                     829                834
                                                 -------            -------
    Total                                         98,476            100,031
  Less - Current Portion                         (22,931)           (24,481)
                                                 -------            -------
  Long Term Debt                                 $75,545            $75,550
                                                 -------            -------
                                                 -------            -------

The Company intends to extinguish its 9.875% Senior Notes, due October 1, 1999, by using cash and the $75 million Term Loan available under the Company's Amended Credit Agreement. As a result, $75 million of Senior Notes have been classified as long-term debt with the balance classified as current maturities. Interest on the Senior Notes is payable semi-annually on April 1 and October 1.

(8)  CAPITAL STOCK:

Each share of Common Stock is entitled to one vote per share. The Company's Board of Directors has authorized the Company to purchase up to 3 million shares of its common stock. Through March 31, 1999, the Company has purchased 684,600 at a cost of $9.2 million on the open market. The total cost of purchasing the shares is reflected as treasury stock on the Company's Balance Sheet.

Earnings per share ("EPS") for the three-month periods ended March 31, 1999 and 1998 were calculated using the following share data. Reconciliation of the numerators and denominators of the basic and diluted EPS calculation are as follows (in thousands, except per share data):

FOR THE THREE-MONTH PERIOD ENDED          Income         Shares        Per Share
MARCH 31, 1999                           Numerator     Denominator      Amount
                                         ---------     -----------     ---------
     Basic EPS
       Income available to
       common stockholders                $21,550        18,182          $1.19
     Effect of dilutive securities
       Stock Options                                        225
     Diluted EPS
       Income available to
       common stockholders                $21,550        18,407          $1.17

     Options to purchase shares of common stock which were outstanding as of March 31, 1999 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares are as follows:

     Grant Date                  # of Shares      Option Price      Expiration Date
     ----------                  -----------      ------------      ---------------
     None

FOR THE THREE-MONTH PERIOD ENDED          Income         Shares        Per Share
MARCH 31, 1998                           Numerator     Denominator      Amount
                                         ---------     -----------     ---------
     Basic EPS
       Income available to
       common stockholders                 $619           18,479         $0.03
     Effect of dilutive securities
       Stock Options                                         220
     Diluted EPS
       Income available to
       common stockholders                 $619           18,699         $0.03

     Options to purchase shares of common stock which were outstanding as of March 31, 1998 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares are as follows:

     Grant Date                # of Shares     Option Price     Expiration Date
     ----------                -----------     ------------     ------------------
     April 16, 1996                  1           $13.1875       April 16, 2003
     August 27, 1996                 9           $13.50         August 27, 2003
     September 22, 1997            200           $13.75         September 22, 2004
     March 9, 1998                  89           $13.125        March 9, 2005

(9)  CONTINGENT LIABILITIES:

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

(10) EXTRAORDINARY ITEM - EARLY EXTINGUISHMENT OF DEBT:

In March 1998, the Company paid $3.3 million to extinguish $3.1 million of its Senior Notes due October 1, 1999. The payment included a $0.1 million premium for the early retirement of the debt and $0.1 million of accrued interest. Accordingly, in the first quarter of 1998 the Company recorded an extraordinary loss of $0.1 million on the premium to extinguish $3.1 million of Senior Notes.

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

RESULTS OF OPERATIONS SUMMARY
(in thousands)
                                               1st Qtr.       1st Qtr.
                                                 1999           1998           99 vs 98
                                               -------        --------         --------
Net Sales                                      $48,753         $46,214          $ 2,539
  Cost of Sales                                 32,929          31,311            1,618
                                               -------         -------          -------
Gross Profit on Sales                           15,824          14,903              921
  % of Net Sales                                 32.5%           32.2%
Operating Expenses:
  Selling, General and Administrative            6,047           6,150             (103)
  Research & Development                           756             891             (135)
                                               -------         -------          -------
Total Operating Expenses                         6,803           7,041             (238)
                                               -------         -------          -------
Operating Income                                 9,021           7,862            1,159
                                               -------         -------          -------
  % of Net Sales                                 18.5%           17.0%
Other Expense(Income):
  Refinancing Costs                                 94             259             (165)
  Interest Expense                               2,528           4,216           (1,688)
  Interest Income                                 (599)         (1,441)             842
  Other, Net                                       472             542              (70)
                                               -------         -------          -------
Income from Continuing Operations before
  Income Tax and Extraordinary Item              6,526           4,286            2,240
Income Tax                                       2,355           1,712              643
                                               -------         -------          -------
Income from Continuing Operations before
  Extraordinary Item                             4,171           2,574            1,597
Discontinued Operations, net of tax             17,379          (1,875)          19,254
Extraordinary Item -(Loss) on
  Extinguishment of Debt, net of tax                 -             (80)              80
                                               -------         -------          -------
Net Income                                     $21,550         $   619          $20,931
                                               -------         -------          -------
                                               -------         -------          -------

Net sales for the three months ended March 31, 1999 increased by approximately 6%, compared to net sales for the same periods in 1998. The increase was due to an increase in the amount of shipments of products, principally Air-Paks, to Health and Safety customers of approximately $5.1 million, or 23%, offset by a decrease in the amount of shipments of oxygen products to Aviation and Government customers of approximately $2.6 million, or 11%.

Gross profit margin increased for the three months ended March 31, 1999 due primarily to increased sales volume.

Selling, general and administrative expenses for the three months improved as a percentage of net sales to 12.4% in 1999, compared to 13.3% in 1998, due primarily to lower payroll and fringes at corporate and lower professional fees.

As a result of higher sales and lower operating expenses, operating income for the first quarter of 1999 of $9.0 million represented an increase of $1.1 million compared to operating income of $7.9 million in 1998.

Other expenses decreased by $1.1 million to $2.5 million in the first three months of 1999 when compared to the same period in 1998, due primarily to lower interest expense as a result of lower outstanding debt.

Income from continuing operations in the first quarter of 1999 increased to $4.2 million from $2.6 million in the first quarter of 1998. The increase was attributable primarily to improved results at Scott Aviation and lower corporate net interest expense.

Income on discontinued operations for the first quarter of 1999 included income from operations, representing IEC's net operating results, and income on disposal representing the recognized after-tax income from the anticipated second quarter earn-out amount of $26 million on the sale of the Company's Snorkel division. The loss on discontinued operations for the first quarter of 1998 represents IEC's net operating loss.

SEGMENT INFORMATION

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

Scott Aviation's Health and Safety unit manufactures the Scott Air-Pak (*)
(a self-contained breathing apparatus), air-purifying products, gas detection instruments and other life support products for firefighting and personal protection against environmental and safety hazards. Scott Aviation's Aviation and Government unit manufactures protective breathing equipment, pilot and crew oxygen masks, and emergency oxygen for passengers and crew members on commercial, government and private aircraft and ships.

RESULTS OF OPERATIONS SUMMARY
      (in thousands)

                                                   1st Qtr.        1st Qtr.
                                                     1999           1998          99 vs 98
                                                   --------       ---------       --------
Net Sales                                          $ 48,753       $ 46,214        $  2,539
     Cost of Sales                                   32,929         31,311           1,618
                                                   --------       ---------       --------
Gross Profit on Sales                                15,824         14,903             921
     % of Net Sales                                    32.5%          32.2%
Operating Expenses:
     Selling, General and Administrative              4,264          3,904             360
     Research & Development                             756            891            (135)
                                                   --------       ---------       --------
Total Operating Expenses                              5,020          4,795             225
                                                   --------       ---------       --------
Operating Income                                   $ 10,804       $ 10,108        $    696
                                                   --------       ---------       --------
     % of Net Sales                                    22.2%          21.9%


DISCUSSION OF 1999 COMPARED TO 1998:

Net sales for the three months ended March 31, 1999 increased by approximately 6%, compared to net sales for the same period in 1998. The increase was due to an increase in the amount of shipments of products, principally Air-Paks, to Health and Safety customers of approximately $5.1 million, or 23%, offset by a decrease in the amount of shipments of oxygen products to Aviation and Government customers of approximately $2.6 million, or 11%.

Gross profit margin increased for the three months ended March 31, 1999 due primarily to increased sales volume.

Selling, general and administrative expenses increased slightly as a percentage of sales during the three months ended March 31, 1999, when compared to the same period for 1998, while research and development expenses in 1999 were slightly lower.

(*) Registered or common law trademarks and service marks of SCOTT TECHNOLOGIES, INC. and its subsidiaries.

CORPORATE AND UNALLOCATED COSTS AND EXPENSES


RESULTS OF OPERATIONS SUMMARY
(in thousands)

                                     1st Qtr.        1st Qtr.
                                       1999            1998      99 vs 98
                                    ---------       ---------    --------
Selling, General and
     Administrative                 $  1,783        $  2,246     $  (463)
Other Expenses (Income):
     Refinancing Costs                    94             259        (165)
     Interest Expense                  2,528           4,216      (1,688)
     Interest Income                    (599)         (1,441)        842
     Other, Net                          472             542         (70)

DISCUSSION OF 1999 COMPARED TO 1998:

Selling, general and administrative expenses have decreased $0.5 million for the first quarter of 1999 compared with the first quarter of 1998 due primarily to lower payroll and fringes and professional fees.

Interest expense decreased for the first quarter of 1999 when compared to the first quarter of 1998 as a result of lower outstanding debt.

Interest income decreased for the first quarter of 1999 due to the reduction in the Company's cash position.

FINANCIAL POSITION AND LIQUIDITY

The Company's consolidated statements of cash flows contain items relating to discontinued operations which have not been disaggregated as they have in the consolidated balance sheet.

At March 31, 1999 cash and cash equivalents for both continuing and discontinued operations totaled $40.7 million, compared to $39.4 million at December 31, 1998.

Net cash provided by operating activities was $29.3 million reflecting the net income from continuing operations of $4.2 million and discontinued operations of $17.4 million; the change in accrued income taxes of $12.4 million, which includes the utilization of the deferred tax asset in connection with the Company's first quarter profit; and the net cash used by other operating activities of $4.7 million.

Net cash used by investing activities of $26.6 million was due primarily to the receivable recorded to reflect the estimated payment to be received by the Company as a result of the gain recognized in the first quarter of 1999 on the Snorkel earn-out. On April 30, 1999, the Company received an initial payment of $27 million related to the earn-out. Capital expenditures were $0.7 million in the first three months of 1999 and are expected to be approximately $10 million for all of 1999. Capital expenditures will be funded from internally generated funds and/or credit facilities.

Net cash used by financing activities was $1.4 million, which included a $1.6 million repayment of funds previously borrowed under the Company's revolving line of credit, and $0.2 million in proceeds from the issuing of common stock in connection with the Company's stock option plan.

Liquidity is provided by the Company's cash and cash equivalents, which totaled $40.7 million at March 31, 1999, and by the credit facility of which $53.6 million was available at March 31, 1999. The Company intends to extinguish its 9.875% senior notes, due October 1, 1999, by using cash and the $75 million Term Loan available under the Company's Amended Credit Agreement.

The Company expects to continue to focus on internal growth and market expansion at Scott Aviation, investigate acquisitions, and consider alternative strategies that may further enhance stockholder value.

The Company's cash balance at March 31, 1999 is available for general corporate purposes. Those purposes may include investment in the current operations of the Company, payment of liabilities associated with previously divested businesses, use as all or a portion of the purchase price of possible acquisitions, additional repurchases of its 9.875% Senior Notes and stock purchases. The Company's Board of Directors has authorized the Company to purchase up to 3 million shares of its common stock. In 1998, the Company purchased 684,600 shares of common stock at market prices. The Company did not purchase any of its common stock in the first quarter of 1999.

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

Further, at March 31, 1999, the Company's balance sheet reflected $20.4 million of deferred divestiture proceeds which is net of a reserve of $12.5 million. Deferred divestiture proceeds include management's best estimates of the amounts expected to be realized after the resolution of the underlying matters. Additionally, at March 31, 1999, the Company's balance sheet reflected $47.9 million of net assets of discontinued operations, which represents the net book value of IEC and a $26.0 million receivable from the estimated Snorkel earn-out. The Company expects to realize net proceeds from the sale of IEC in excess of the carrying value. The amounts the Company will ultimately realize from these assets may differ materially from the amounts recorded.

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

COSTS

The Company's expenses have been limited to internal costs incurred in the Year 2000 Issue assessment process. The Company does not separately track such internal costs which are principally associated with payroll expenses, but estimates that the Year 2000 compliance costs for 1998 and the first quarter of 1999 were minimal. The Company estimates that the total costs (including those costs already incurred) of the Company's formalized plan, as described above, will be approximately $1.5 million. However, there can be no assurance that the Company will not incur any unanticipated costs in completing its Year 2000 Compliance Project. The estimate of $1.5 million does not include Year 2000 compliance costs related to the Company's IEC subsidiary which it plans to sell in 1999. Such costs, estimated at $0.9 million, will be included in the valuation of the business and be reflected in the purchase price ultimately received for the business.

RISKS

As a result of completing the first two phases of its formalized plan, the Company has identified and developed remediation plans for several significant risks. These risks relate to vendors, suppliers, distributors, customers, and other third parties, as well as to the Company's own internal information and operation systems. Any failure by the Company or third parties to ensure that the applicable computer systems are Year 2000 compliant could have a material adverse effect on the Company's operations, liquidity and financial position. Any failure of the Company's products to perform could result in claims against the Company.

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

                                       SCOTT TECHNOLOGIES, INC.


                                   By:      /s/
                                       ----------------------------------------
                                       Mark A. Kirk
                                       Senior Vice President and
                                       Chief Financial Officer

(Duly Authorized and Principal Accounting Officer)
 Date: May 10, 1999

                                    EXHIBIT INDEX


Number            Description of Exhibits         Page No.
------            -----------------------         --------
27.0              Financial Data Schedule
