Form 10-Q
period 1999-06-30
SCOTT TECHNOLOGIES INC
filed 1999-08-12
CIK 720032

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-Q

                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES ACT OF 1934


For the quarterly period ended  June 30, 1999   Commission file number 1-8591
                              -----------------                       --------



                              SCOTT TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)


             Delaware                                      52-1297376
----------------------------------------          ------------------------------
  (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                       Identification No.)


   5875 Landerbrook Drive, Suite 250
        Mayfield Heights, Ohio                                 44124
----------------------------------------          ------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes __X__      No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

                 Class                          Outstanding as of July 22, 1999
--------------------------------------------------------------------------------
Common Stock, par value $.10 per share                      18,151,915

                            SCOTT TECHNOLOGIES, INC.
                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . .3
     ITEM 1.  FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . . . . .3
     CONSOLIDATED STATEMENTS OF INCOME
     FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998 . . . . . . . . . . . . . . .3
     CONSOLIDATED STATEMENTS OF INCOME
     FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998 . . . . . . . . . . . . . .4
     CONSOLIDATED BALANCE SHEETS
     JUNE 30, 1999 AND DECEMBER 31, 1998 . . . . . . . . . . . . . . . . . . . . .5
     CONSOLIDATED STATEMENTS OF CASH FLOWS
     FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998 . . . . . . . . . . . . . . .7
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . .8
          Summary of Significant Accounting Policies . . . . . . . . . . . . . . .8
          Receivables. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .8
          Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .8
          Discontinued Operations. . . . . . . . . . . . . . . . . . . . . . . . .9
          Income Taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 10
          Credit Facility. . . . . . . . . . . . . . . . . . . . . . . . . . . . 11
          Long-Term Debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12
          Capital Stock. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12
          Contingent Liabilities . . . . . . . . . . . . . . . . . . . . . . . . 14
          Extraordinary Item - Early Extinguishment of Debt. . . . . . . . . . . 14
          Subsequent Event . . . . . . . . . . . . . . . . . . . . . . . . . . . 14
     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . . . . . 15
          Forward-Looking Information. . . . . . . . . . . . . . . . . . . . . . 15
          Results of Operations Summary. . . . . . . . . . . . . . . . . . . . . 15
          Scott Aviation . . . . . . . . . . . . . . . . . . . . . . . . . . . . 17
          Corporate and Unallocated Costs and Expenses . . . . . . . . . . . . . 18
          Financial Position and Liquidity . . . . . . . . . . . . . . . . . . . 18
          Factors Affecting the Company's Prospects. . . . . . . . . . . . . . . 19
     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. . . . . 22
PART II.  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . . . . 23
     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . . . . 23
     ITEM 5. SUBSEQUENT EVENT. . . . . . . . . . . . . . . . . . . . . . . . . . 23
     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . . . . . 23

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 24
EXHIBIT INDEX. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 25

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                              SCOTT TECHNOLOGIES, INC.
                   CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                       (in thousands, except per share data)

                                                    Six Months Ended June 30,
                                                       1999           1998
                                                   ---------------------------
 Net Sales                                           $98,946        $92,178
   Cost of Sales                                      66,087         61,691
                                                   ---------------------------
 Gross Profit on Sales                                32,859         30,487
                                                   ---------------------------

 Operating Expenses:
   Selling, General and Administrative                12,427         12,216
   Research and Development                            1,571          1,684
                                                   ---------------------------
 Total Operating Expenses                             13,998         13,900
                                                   ---------------------------

 Operating Income                                     18,861         16,587
                                                   ---------------------------

 Other Expense (Income):
   Refinancing Costs                                     188            390
   Interest Expense                                    4,961          7,301
   Interest Income                                    (1,238)        (2,350)
   Other, Net                                            879          1,208
                                                   ---------------------------
 Income from Continuing Operations before
   Income Tax and Extraordinary Item                  14,071         10,038
 Income Tax                                            5,188          4,025
                                                   ---------------------------
 Income from Continuing Operations
   before Extraordinary Item                           8,883          6,013
 Discontinued Operations, net of tax:
   Income (Loss) from Operations                       1,761         (1,432)
   Gain on Disposal                                   32,625              -
                                                   ---------------------------
                                                      34,386         (1,432)

 Income before Extraordinary Item                     43,269          4,581
 Extraordinary Item - (Loss) on
   Extinguishment of Debt, net of tax                   (156)        (1,645)
                                                   ---------------------------
 Net Income                                          $43,113         $2,936
                                                   ---------------------------
                                                   ---------------------------

 Weighted Average Shares - Basic                      18,190         18,507
 Weighted Average Shares - Diluted                    18,453         18,734

 PER SHARE DATA - BASIC EPS:
 Income from Continuing Operations                     $0.49          $0.32
 Income (Loss) from Discontinued Operations             1.89          (0.07)
                                                   ---------------------------
 Income Before Extraordinary Item                       2.38           0.25
 Extraordinary Item (Loss)                             (0.01)         (0.09)
                                                   ---------------------------
 Net Income                                            $2.37          $0.16
                                                   ---------------------------
                                                   ---------------------------

 PER SHARE DATA - ASSUMING DILUTION:
 Income from Continuing Operations                     $0.48          $0.32
 Income (Loss) from Discontinued Operations             1.87          (0.07)
                                                   ---------------------------
 Income Before Extraordinary Item                       2.35           0.25
 Extraordinary Item (Loss)                             (0.01)         (0.09)
                                                   ---------------------------
 Net Income                                            $2.34          $0.16
                                                   ---------------------------
                                                   ---------------------------

 See Notes to Consolidated Financial Statements

                              SCOTT TECHNOLOGIES, INC.
                   CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                       (in thousands, except per share data)

                                                   Three Months Ended June 30,
                                                       1999           1998
                                                   ---------------------------
 Net Sales                                           $50,193        $45,964
   Cost of Sales                                      33,158         30,380
                                                   ---------------------------
 Gross Profit on Sales                                17,035         15,584
                                                   ---------------------------
 Operating Expenses:
   Selling, General and Administrative                 6,380          6,066
   Research and Development                              815            793
                                                   ---------------------------
 Total Operating Expenses                              7,195          6,859
                                                   ---------------------------
 Operating Income                                      9,840          8,725
                                                   ---------------------------
 Other Expense (Income):
   Refinancing Costs                                      94            131
   Interest Expense                                    2,433          3,085
   Interest Income                                      (639)          (909)
   Other, Net                                            407            666
                                                   ---------------------------
 Income from Continuing Operations before
   Income Tax and Extraordinary Item                   7,545          5,752
 Income Tax                                            2,833          2,313
                                                   ---------------------------
 Income from Continuing Operations
   before Extraordinary Item                           4,712          3,439
 Discontinued Operations, net of tax:
   Income from Operations                                762            443
   Gain on Disposal                                   16,245              -
                                                   ---------------------------
                                                      17,007            443
 Income before Extraordinary Item                     21,719          3,882
 Extraordinary Item - (Loss) on
   Extinguishment of Debt, net of tax                   (156)        (1,565)
                                                   ---------------------------
 Net Income                                          $21,563         $2,317
                                                   ---------------------------
                                                   ---------------------------

 Weighted Average Shares - Basic                      18,198         18,534
 Weighted Average Shares - Diluted                    18,519         18,792

 PER SHARE DATA - BASIC EPS:
 Income from Continuing Operations                     $0.26          $0.19
 Income from Discontinued Operations                    0.93           0.02
                                                   ---------------------------
 Income Before Extraordinary Item                       1.19           0.21
 Extraordinary Item (Loss)                             (0.01)         (0.08)
                                                   ---------------------------
 Net Income                                            $1.18          $0.13
                                                   ---------------------------
                                                   ---------------------------

 PER SHARE DATA - ASSUMING DILUTION:
 Income from Continuing Operations                     $0.25          $0.18
 Income from Discontinued Operations                    0.92           0.02
                                                   ---------------------------
 Income Before Extraordinary Item                       1.17           0.20
 Extraordinary Item (Loss)                             (0.01)         (0.08)
                                                   ---------------------------
 Net Income                                            $1.16          $0.12
                                                   ---------------------------
                                                   ---------------------------

 See Notes to Consolidated Financial Statements

                              SCOTT TECHNOLOGIES, INC.
                            CONSOLIDATED BALANCE SHEETS
                                    (in thousands)

                                                     June 30,     December 31,
                                                   ---------------------------
                                                       1999           1998
                                                   (Unaudited)
 ASSETS
 CURRENT ASSETS
 Cash and Cash Equivalents                           $100,512        $39,344
 Trade Accounts Receivable, less Allowance for
   Uncollectible Accounts of $328 in 1999 and
   $257 in 1998                                        21,679         13,978
 Inventories                                           27,217         26,360
 Prepaid Expenses                                         923            939
 Recoverable Income Taxes                                 172            974
 Current Deferred Tax Asset                            12,000         28,000
 Net Assets of Discontinued Operations                  1,041         25,039
                                                   ---------------------------
  Total Current Assets                                163,544        134,634
                                                   ---------------------------

 PROPERTY, PLANT AND EQUIPMENT
 Land and Land Improvements                            35,208         37,395
 Buildings and Leasehold Improvements                  12,996         14,696
 Machinery and Equipment                               24,127         18,682
                                                   ---------------------------
                                                       72,331         70,773
 Accumulated Depreciation                             (18,314)       (17,972)
                                                   ---------------------------
  Net Property, Plant and Equipment                    54,017         52,801
                                                   ---------------------------

 OTHER ASSETS
 Deferred Divestiture Proceeds and Other, Net          16,293         20,803
 Prepaid Pension Costs                                 15,687         15,687
 Intangible Assets                                      1,823          1,866
 Cash Surrender Value of Insurance Policies             5,097          4,838
 Prepaid Finance Costs                                  2,062          1,800
 Deferred Tax Asset                                    18,935         26,936
 Other                                                  3,609          3,819
                                                   ---------------------------
  Total Other Assets                                   63,506         75,749
                                                   ---------------------------
 Total Assets                                        $281,067       $263,184
                                                   ---------------------------
                                                   ---------------------------

 See Notes to Consolidated Financial Statements

                              SCOTT TECHNOLOGIES, INC.
                            CONSOLIDATED BALANCE SHEETS
                                    (in thousands)

                                                     June 30,     December 31,
                                                       1999           1998
                                                   ---------------------------
                                                   (Unaudited)
 LIABILITIES
 CURRENT LIABILITIES
 Accounts Payable                                     $17,508        $15,661
 Accrued Insurance Reserves                            10,899         10,853
 Accrued Compensation                                   4,142          3,964
 Accrued Interest                                       2,041          2,435
 Accrued Liabilities and Expenses                      16,699         18,135
 Current Portion of Long-Term Debt                      6,135         24,481
                                                   ---------------------------
  Total Current Liabilities                            57,424         75,529
                                                   ---------------------------
 Long-Term Debt                                        75,410         75,550
 Non-Current Insurance Reserves                        21,583         26,172
 Other Non-Current Liabilities                         29,567         30,667
                                                   ---------------------------
  Total Liabilities                                   183,984        207,918
                                                   ---------------------------

 STOCKHOLDERS' EQUITY
 Series A Junior Participating Preferred Shares,
   $1.00 Par Value; Authorized, 500 Shares;
   Issued and Outstanding, None                             -              -
 Preferred Stock, $1.00 Par Value; Authorized,
   3,217 Shares; Issued and Outstanding, None               -              -
 Common Stock, $0.10 Par Value; Authorized,
   36,000 Shares; Issued and Outstanding
   1999 - 18,968; 1998 - 18,855                         1,897          1,886
 Capital Surplus                                      113,495        112,409
 Accumulated Deficit                                   (3,462)       (46,575)
 Accumulated Other Comprehensive (Loss)                (3,147)        (3,229)
 Treasury Stock, Common Shares at Cost
  1999 - 816 Shares; 1998 - 685 Shares                (11,700)        (9,225)
                                                   ---------------------------
  Total Stockholders' Equity                           97,083         55,266
                                                   ---------------------------
 Total Liabilities and Stockholders' Equity          $281,067       $263,184
                                                   ---------------------------
                                                   ---------------------------

 See Notes to Consolidated Financial Statements

                              SCOTT TECHNOLOGIES, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                    (in thousands)

                                                    Six Months Ended June 30,
                                                       1999           1998
                                                   ---------------------------
 Operating Activities:
  Income from Continuing Operations                     $8,883         $6,013
  Income (Loss) from Discontinued Operations            34,386         (1,432)
  (Loss) from Extraordinary Item                          (156)        (1,645)
  Adjustments to Reconcile Net Income to Net
   Cash Provided by Operating Activities -
    Depreciation and Amortization                        2,791          2,650
    Other, Net                                           1,370            902
  Changes in Operating Assets and Liabilities
   Accounts Receivable                                    (935)           937
   Inventories                                          (3,399)        (4,188)
   Prepaid Items                                            (4)           104
   Other Assets                                          4,199            840
   Accounts Payable                                      1,874         (3,652)
   Accrued Liabilities and Expenses                        593         (2,252)
   Accrued Income Taxes                                 23,555          5,675
   Other Liabilities                                    (5,689)        (8,917)
                                                   ---------------------------
  Net Cash Provided (Used) by Operating Activities      67,468         (4,965)
                                                   ---------------------------

 Investing Activities:

  Capital Expenditures for Continuing Operations        (4,404)        (4,224)
  Capital Expenditures for Discontinued Operations      (1,950)          (311)
  Proceeds from Sale of Property, Plant and
    Equipment                                              497          2,470
  Proceeds from Business Divestitures                   20,360              -
  Receivable from Snorkel Earn-Out (See Note 4)         (1,041)             -
                                                   ---------------------------

 Net Cash Provided (Used) by Investing Activities       13,462         (2,065)
                                                   ---------------------------

 Financing Activities:
  Principal Payments on Debt                           (18,486)       (58,843)
  Proceeds from Issuing Common Stock                     1,097            968
  Payments to Reacquire Common Stock                    (2,475)            (1)
                                                   ---------------------------
 Net Cash (Used) by Financing Activities               (19,864)       (57,876)
                                                   ---------------------------
 Net Increase (Decrease) in Cash and Cash
   Equivalents                                          61,066        (64,906)
 Cash and Cash Equivalents at Beginning of Year         39,446        104,243
                                                   ---------------------------
 Cash and Cash Equivalents at End of Period           $100,512        $39,337
                                                   ---------------------------
                                                   ---------------------------


 Cash and Cash Equivalents include Cash from Discontinued Operations


 See Notes to Consolidated Financial Statements

                     SCOTT TECHNOLOGIES, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The financial information included herein has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and properly reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to present a fair statement of the financial results of operations for the periods covered by this report. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the entire year.

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The financial statements have been prepared in accordance with the accounting policies described in Note 1 of the Notes to Consolidated Financial Statements appearing in SCOTT TECHNOLOGIES, INC.'s 1998 Form 10-K.

(2)  RECEIVABLES:

Receivables consist of the following components (in thousands):

                                                     June 30,     December 31,
                                                       1999           1998
                                                   ---------------------------
 U.S. Government
  Billed                                               $1,779           $398
  Unbilled                                                  -              -
                                                   ---------------------------
                                                        1,779            398
 Commercial
  Billed                                               20,228         13,837
  Allowance for Uncollectible Accounts                   (328)          (257)
                                                   ---------------------------

                                                      $21,679        $13,978
                                                   ---------------------------
                                                   ---------------------------

U.S. Government receivables include amounts derived from contracts on which the Company performs on a prime contractor or subcontractor basis. Costs charged by the Company to the U.S. Government in the performance of U.S. Government contracts are subject to audit.

(3)  INVENTORIES:

Inventories consist of the following components (in thousands):

                                                     June 30,     December 31,
                                                       1999           1998
                                                   ---------------------------
 Raw Materials                                         $8,284         $7,323
 Work in Process                                        3,502          3,526
 Finished Goods                                        16,045         15,944
 Inventory Reserves                                      (614)          (433)
                                                   ---------------------------
    Total Inventories                                 $27,217        $26,360
                                                   ---------------------------
                                                   ---------------------------

(4)  DISCONTINUED OPERATIONS:

INTERSTATE ELECTRONICS: On June 30, 1999, the Company completed the previously announced sale of its Interstate Electronics Corporation ("IEC") subsidiary to L-3 Communications Corporation for $60 million. The final purchase price will be subsequently adjusted to reflect changes in IEC's balance sheet since the beginning of the current fiscal year. As a result of the sale of IEC, the Company has recorded an after-tax gain on disposal of discontinued operations of $17.3 million in the second quarter of 1999. The consolidated statements of income for the six months and three months ended June 30, 1999 and 1998, and the consolidated balance sheets as of June 30, 1999 and December 31, 1998 reflect IEC as a discontinued operation; however, in the consolidated statements of cash flows, items relating to discontinued operations have not been disaggregated as they have in the aforementioned financial statements. Previously reported 1998 financial information has been restated to reflect IEC as a discontinued operation and is summarized as follows (in thousands):

                                            As
                                        Previously
                                         Reported         IEC       As Restated
                                       ----------------------------------------
 Six Months ended June 30, 1998:
 Net Sales                              $129,714      ($37,536)      $92,178
                                       ----------------------------------------
                                       ----------------------------------------
 Income from Continuing Operations         4,581         1,432         6,013
 (Loss) from Discontinued Operations           -        (1,432)       (1,432)
 Extraordinary Item (Loss)                (1,645)            -        (1,645)
                                       ----------------------------------------
 Net Income                               $2,936             -        $2,936
                                       ----------------------------------------
                                       ----------------------------------------

                                            As
                                        Previously
                                         Reported         IEC       As Restated
                                       ----------------------------------------
 Three Months ended June 30, 1998:
 Net Sales                               $64,853      ($18,889)      $45,964
                                       ----------------------------------------
                                       ----------------------------------------
 Income from Continuing Operations         3,882          (443)        3,439
 Income from Discontinued Operations           -           443           443
 Extraordinary Item (Loss)                (1,565)            -        (1,565)
                                       ----------------------------------------
 Net Income                               $2,317             -        $2,317
                                       ----------------------------------------
                                       ----------------------------------------

SNORKEL: On November 17, 1997, the Company sold its Snorkel division. The agreement, as amended, provided for $100 million paid to the Company at closing plus a contingent additional amount. The contingent amount was the amount of sales of the Snorkel business for the twelve-month period commencing on April 1, 1998 and ending on March 31, 1999 (the "Earn-Out Period") in excess of $140 million, such additional payment not to exceed $20 million, plus 70% of the amount of sales of the Snorkel business during the Earn-Out Period in excess of $160 million, such additional amount not to exceed $30 million. In the first quarter of 1999, the Company recognized $26 million of income as a result of the Earn-Out. In the second quarter of 1999, the Company recognized an additional $2 million representing an adjustment to the sales price. As of June 30, 1999, $27 million related to the earn-out has been received by the Company. The remaining $1 million is expected to be received in the third quarter upon completion of a final audit.

GAIN ON DISPOSAL OF DISCONTINUED OPERATIONS: For the first half of 1999, gain on disposal included (1) the second quarter pretax gain from the sale of IEC of $27.2 million, (2) a second quarter $4.0 pretax charge to adjust the carrying value of real estate relating to discontinued operations and (3) the $28.0 million pretax gain from the Snorkel Earn-Out.

PRIOR DIVESTITURES: Beginning in 1994, the Company divested a number of its businesses. The contract terms under which businesses were divested include representations and warranties, covenants and indemnification provisions made by the Company to purchasers of the businesses and by purchasers of the businesses to the Company. Under the contracts, the Company has generally retained liability for events that occurred prior to sale. The Company believes that it has established appropriate accruals for losses that may arise, such as workers' compensation, product liability, general liability, environmental risks and federal and state tax matters.

Proceeds and other consideration from divestitures which will be paid to the Company upon fulfillment of contractual provisions, the passage of time, or the occurrence of future events have been recorded as deferred divestiture proceeds classified as non-current assets. Deferred divestiture proceeds consist of cash due to the Company from future tax benefits under a tax sharing agreement with an unaffiliated public company, Rawlings Sporting Goods Company, Inc., the value of former facilities of discontinued business units, a note receivable from the purchaser of the Taylor Instruments business, cash held in bank escrow accounts from the sale of the Company's Hartman Electrical and Safway Steel Products operations, and other items.

Deferred divestiture proceeds include management's best estimates of the amounts expected to be realized on the collection of deferred proceeds and sale of residual assets related to discontinued operations. The amounts the Company will ultimately realize could differ materially from the amounts recorded. The Company has a reserve of $12.5 million at June 30, 1999 against these assets, which is presented as a deduction from deferred divestiture proceeds.

(5)  INCOME TAXES:

For the six-month and three-month periods ended June 30, 1999, the following income tax provisions (benefits) have been provided (in thousands):

                                                    Six Months    Three Months
                                                  June 30, 1999  June 30, 1999
                                                  ----------------------------
 Continuing Operations                                 $5,188         $2,833
                                                  ----------------------------
                                                  ----------------------------

 Discontinued Operations                              $19,161         $8,972
                                                  ----------------------------
                                                  ----------------------------

 Extraordinary Item                                      ($89)          ($89)
                                                  ----------------------------
                                                  ----------------------------

For the period ended June 30, 1999, net federal tax expense amounts, due primarily to the sale of IEC and the Snorkel Earn-Out, have decreased the deferred tax asset. The current deferred tax asset as of June 30, 1999 reflects the tax benefits the Company expects to utilize in the succeeding twelve-month period.

(6)  CREDIT FACILITY:

On December 31, 1998, the Company obtained new loan facilities ("Amended Credit Agreement") through General Electric Capital Corporation ("GECC"). The Amended Credit Agreement includes a 72-month, $75 million revolving line of credit ("Revolver") and a 69-month, $75 million, delayed draw, term loan facility ("Term Loan").

Within the Revolver is a $30 million letter of credit sub-facility. Borrowings under the Revolver are available up to the lesser of: (1) $75 million, less outstanding letters of credit, or (2) four times the Company's trailing twelve-month EBITDA plus cash and cash equivalents less: (a) outstanding indebtedness and (b) a 50% letter of credit reserve. At the Company's option, borrowings under the Revolver bear interest at alternate base rates based on (1) the higher of (a) U.S. prime rate or (b) the Federal Funds rate plus 50 basis points, plus a margin ranging from 25 to 150 basis points ("Index Margin"); or (2) LIBOR plus a margin ranging from 175 to 300 basis points ("LIBOR Margin"). The Index Margin and LIBOR Margin are adjusted based on the Company's leverage ratio except in the first loan year during which the Index Margin is fixed at 100 basis points and the LIBOR Margin is fixed at 250 basis points.

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

As of June 30, 1999, $15.8 million of letters of credit were outstanding under the Revolver ($59.2 million was available), no borrowings were outstanding under the Revolver or Term Loan and all financial covenants have been satisfied.

(7)  LONG-TERM DEBT:

Total debt consists of the following components (in thousands):

                                                     June 30,     December 31,
                                                       1999           1998
                                                  ----------------------------
 Long-Term Debt:
  9.875% Senior Notes                                 $81,050        $97,647
  Credit Facility                                           -          1,550
  Mortgage Notes                                          495            834
                                                  ----------------------------
     Total                                             81,545        100,031
  Less - Current Portion                               (6,135)       (24,481)
                                                  ----------------------------
  Long-Term Debt                                      $75,410        $75,550
                                                  ----------------------------
                                                  ----------------------------

The Company intends to extinguish its 9.875% Senior Notes, due October 1, 1999, by using cash and the $75 million Term Loan available under the Company's Amended Credit Agreement. As a result, $75 million of Senior Notes have been classified as long-term debt with the balance classified as current maturities. Interest on the Senior Notes is payable semiannually on April 1 and October 1.

(8) CAPITAL STOCK:

Each share of common stock is entitled to one vote per share. The Company's Board of Directors authorized the Company to purchase up to 3 million shares of its common stock. During the second quarter, the Company purchased 131,700 shares at a cost of $2.5 million on the open market. Since 1998, the Company has purchased a total of 816,300 at a cost of $11.7 million on the open market. The total cost of purchasing the shares is reflected as treasury stock on the Company's balance sheet.

Earnings per share ("EPS") for the six-month and three-month periods ended June 30, 1999 and 1998 were calculated using the following share data. Reconciliation of the numerators and denominators of the basic and diluted EPS calculation are as follows (in thousands, except per share data):

 For the Six-Month Period Ended            Income        Shares     Per Share
 June 30, 1999                           Numerator    Denominator     Amount
 ------------------------------          ------------------------------------
   Basic EPS
    Income available to
    common stockholders                   $43,113        18,190        $2.37
   Effect of dilutive securities
    Stock options                                           263
   Diluted EPS
    Income available to
    common stockholders                   $43,113        18,453        $2.34

Options to purchase shares of common stock which were outstanding as of June 30, 1999 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares are as follows:

 Grant Date             # of Shares        Option Price      Expiration Date
 ----------             -----------        ------------      ---------------
 None

 For the Three-Month Period Ended         Income        Shares       Per Share
 June 30, 1999                          Numerator    Denominator       Amount
 ------------------------------          ------------------------------------
   Basic EPS
    Income available to
    common stockholders                 $21,563          18,198        $1.18
   Effect of dilutive securities
    Stock options                                           321
   Diluted EPS
    Income available to
    common stockholders                 $21,563          18,519        $1.16

Options to purchase shares of common stock which were outstanding as of June 30, 1999 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares are as follows:

 Grant Date             # of Shares        Option Price       Expiration Date
 ----------             -----------        ------------      ---------------
 None

 For the Six-Month Period Ended           Income        Shares      Per Share
 June 30, 1998                          Numerator    Denominator      Amount
 ------------------------------          ------------------------------------
   Basic EPS
    Income available to
    common stockholders                   $2,936         18,507        $0.16
   Effect of dilutive securities
    Stock options                                           227
   Diluted EPS
    Income available to
    common stockholders                   $2,936         18,734        $0.16

Options to purchase shares of common stock which were outstanding as of June 30, 1998 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares are as follows:

 Grant Date             # of Shares        Option Price      Expiration Date
 ----------             -----------        ------------      ---------------
 September 22, 1997            200             $13.75        September 22, 2004
 April 20, 1998                 7              $14.75        April 20, 2005
 May 20, 1998                   4              $14.75        May 20, 2005

 For the Three-Month Period Ended         Income        Shares       Per Share
 June 30, 1998                          Numerator    Denominator       Amount
 ------------------------------         --------------------------------------
   Basic EPS
    Income available to
    common stockholders                   $2,317         18,534         $0.13
   Effect of dilutive securities
    Stock options                                           258
   Diluted EPS
    Income available to
    common stockholders                   $2,317         18,792         $0.12

Options to purchase shares of common stock which were outstanding as of June 30, 1998 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares are as follows:

 Grant Date             # of Shares        Option Price      Expiration Date
 ----------             -----------        ------------      ---------------
 April 20, 1998                 7              $14.75        April 20, 2005
 May 20, 1998                   4              $14.75        May 20, 2005

(9)  CONTINGENT LIABILITIES:

The Company and its subsidiaries are defendants in various lawsuits arising in the ordinary course of business. In the opinion of management, any liability with respect to these matters will not have a material adverse effect on the Company's financial condition, cash flow or results of operations.

(10) EXTRAORDINARY ITEM - EARLY EXTINGUISHMENT OF DEBT:

During the second quarter of 1999 the Company paid $17.1 million to extinguish $16.6 million of its senior notes due October 1, 1999. The payment included a $0.2 million premium for the early retirement of the debt and $0.3 million of accrued interest. Accordingly, in the second quarter of 1999 the Company recorded an extraordinary after-tax loss of $0.2 million on the premium to extinguish $16.6 million of senior notes.

(11) SUBSEQUENT EVENT:

On July 22, 1999, the Company and Bacharach Holdings, Inc. and Affiliates ("Bacharach") entered into an agreement to form a joint venture, known as Scott/Bacharach Instruments LLC, for the purpose of designing, developing, manufacturing, and distributing gas detection products, including continuous and portable instruments. The Company will contribute cash of approximately $14 million and certain assets in exchange for a 51% interest in the newly formed company and Bacharach will contribute certain assets in exchange for a 49% interest in the newly formed company. This transaction is subject to customary closing conditions and is expected to close by the end of the third quarter of 1999.

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

RESULTS OF OPERATIONS SUMMARY
(in thousands)

                              1st Qtr.  2nd Qtr.  Six Mos.  Six Mos.   2nd Qtr.
                                1999      1999      1999      1998       1998
                              -------------------------------------------------
 Net Sales                     $48,753   $50,193   $98,946   $92,178    $45,964
  Cost of Sales                 32,929    33,158    66,087    61,691     30,380
                              -------------------------------------------------
 Gross Profit on Sales          15,824    17,035    32,859    30,487     15,584
  % of Net Sales                  32.5%     33.9%     33.2%     33.1%      33.9%
 Operating Expenses:
  Selling, General and
   Administrative                6,047     6,380    12,427    12,216      6,066
  Research & Development           756       815     1,571     1,684        793
                              -------------------------------------------------
 Total Operating Expenses        6,803     7,195    13,998    13,900      6,859
                              -------------------------------------------------
 Operating Income                9,021     9,840    18,861    16,587      8,725
                              -------------------------------------------------
  % of Net Sales                  18.5%     19.6%     19.1%     18.0%      19.0%
 Other Expense (Income):
  Refinancing Costs                 94        94       188       390        131
  Interest Expense               2,528     2,433     4,961     7,301      3,085
  Interest Income                 (599)     (639)   (1,238)   (2,350)      (909)
  Other, Net                       472       407       879     1,208        666
                              -------------------------------------------------
 Income from Continuing
  Operations before Income
  Tax and Extraordinary Item     6,526     7,545    14,071    10,038      5,752
 Income Tax                      2,355     2,833     5,188     4,025      2,313
                              -------------------------------------------------
 Income from Continuing
  Operations before
  Extraordinary Item             4,171     4,712     8,883     6,013      3,439
 Discontinued Operations,
  net of tax                    17,379    17,007    34,386    (1,432)       443
 Extraordinary Item - (Loss)
  on Extinguishment of
  Debt, net of tax                   -      (156)     (156)   (1,645)    (1,565)
                              -------------------------------------------------
 Net Income                    $21,550   $21,563   $43,113    $2,936     $2,317
                              -------------------------------------------------
                              -------------------------------------------------

Income from continuing operations in the first six months of 1999 increased to $8.9 million from $6.0 million in the first six months of 1998. Income from continuing operations in the second quarter of 1999 increased to $4.7 million from $3.4 million in the second quarter of 1998. For both periods, the increase was attributable to improved results at Scott Aviation and lower corporate expenses. Discussion and analysis of both Scott Aviation and Corporate results are presented below under Segment Information.

Income from discontinued operations for the first six months of 1999 included income from operations, representing IEC's net operating results, and income on disposal representing (1) the second quarter pretax gain from the sale of IEC of $27.2 million, (2) a second quarter $4.0 pretax charge to adjust the carrying value of real estate related to discontinued operations and (3) the $28.0 million pretax gain from the Snorkel Earn-out. Discontinued operations for the first six months and second quarter of 1998 represents IEC's net operating results.

SEGMENT INFORMATION

The Company is engaged principally, under the name of Scott Aviation, in one line of business which includes the manufacturing, procurement and sale of life support respiratory products. The results of operations are as follows:

SCOTT AVIATION

Scott Aviation is a leading manufacturer of life support respiratory products and consists of two principal business units: Health and Safety, and Aviation and Government. The two units have benefited from several similarities. Scott Aviation has used its broad experience and expertise in high pressure gas regulation and distribution developed from the two product lines to provide end-users with products that are reliable, light weight, compact in size and user-friendly. Each unit has also benefited from the common use of manufacturing cell and team technology. In addition, Scott Aviation's uniform quality assurance program has allowed the units to work jointly to comply with the rigorous quality requirements of the government, regulatory agencies and customers.

Scott Aviation's Health and Safety unit manufactures the Scott Air-Pak* (a self-contained breathing apparatus), air-purifying products, gas detection instruments, thermal imaging cameras, and other life support products for firefighting and personal protection against environmental and safety hazards. Scott Aviation's Aviation and Government unit manufactures protective breathing equipment, pilot and crew oxygen masks, and emergency oxygen for passengers and crew members on commercial, government and private aircraft and ships.

RESULTS OF OPERATIONS SUMMARY
(in thousands)

                              1st Qtr.  2nd Qtr.  Six Mos.  Six Mos.   2nd Qtr.
                                1999      1999      1999      1998       1998
                              -------------------------------------------------
 Net Sales                     $48,753   $50,193   $98,946   $92,178    $45,964
  Cost of Sales                 32,929    33,158    66,087    61,691     30,380
                              -------------------------------------------------
 Gross Profit on Sales          15,824    17,035    32,859    30,487     15,584
  % of Net Sales                  32.5%     33.9%     33.2%     33.1%      33.9%
 Operating Expenses:
  Selling, General and
   Administrative                4,264     4,552     8,816     7,830      3,926
  Research & Development           756       815     1,571     1,684        793
                              -------------------------------------------------
 Total Operating Expenses        5,020     5,367    10,387     9,514      4,719
                              -------------------------------------------------
 Operating Income              $10,804   $11,668   $22,472   $20,973    $10,865
                              -------------------------------------------------
  % of Net Sales                  22.2%     23.2%     22.7%     22.8%      23.6%

DISCUSSION OF 1999 COMPARED TO 1998:

Net sales for the six months ended June 30, 1999 increased by approximately 7%, compared to net sales for the same period in 1998. The increase was due to an increase in the amount of shipments of products, principally Air-Paks, to Health and Safety customers of approximately $9.6 million, or 21%, offset by a decrease in the amount of shipments of oxygen products to Aviation and Government customers of approximately $2.9 million, or 6%. Net sales for the second quarter ended June 30, 1999 increased by approximately 9%, compared to net sales for the same period in 1998. The increase was due to an increase in the amount of shipments of products, principally Air-Paks, to Health and Safety customers of approximately $4.5 million, or 20%, offset by a decrease in the amount of

---------------------

    *Registered or common law trademarks and service marks of SCOTT
     TECHNOLOGIES, INC. and its subsidiaries.

shipments of oxygen products to Aviation and Government customers of approximately $0.3 million, or 1%.

Gross profit margin increased slightly for the six months ended June 30, 1999 due primarily to increased sales volume. Gross profit margin remained constant for the second quarters ended June 30, 1999 and June 30, 1998.

Selling, general and administrative expenses increased slightly as a percentage of sales for the first six months and second quarter ended June 30, 1999, when compared to the same periods for 1998, while research and development expenses in 1999 were slightly lower as a percentage of sales.

CORPORATE AND UNALLOCATED COSTS AND EXPENSES

RESULTS OF OPERATIONS SUMMARY
(in thousands)

                              1st Qtr.  2nd Qtr.  Six Mos.  Six Mos.   2nd Qtr.
                                1999      1999      1999      1998       1998
                              -------------------------------------------------
 Selling, General and
   Administrative               $1,783    $1,828    $3,611    $4,386     $2,140
 Other Expense (Income):
  Refinancing Costs                 94        94       188       390        131
  Interest Expense               2,528     2,433     4,961     7,301      3,085
  Interest Income                 (599)     (639)   (1,238)   (2,350)      (909)
  Other, Net                       472       407       879     1,208        666

DISCUSSION OF 1999 COMPARED TO 1998:

Selling, general and administrative expenses decreased $0.8 million for the first six months of 1999 and $0.3 million for the second quarter of 1999 when compared with 1998 due primarily to lower payroll and fringes, and professional fees.

Interest expense decreased for the first six months and second quarter of 1999 as a result of lower outstanding debt.

Interest income decreased for the first six months and second quarter of 1999 due to the reduction in the Company's cash position and lower interest rates.

FINANCIAL POSITION AND LIQUIDITY

The Company's consolidated statements of cash flows contain items relating to discontinued operations which have not been disaggregated as they have in the consolidated balance sheet.

At June 30, 1999 cash and cash equivalents totaled $100.5 million, compared to $39.4 million at December 31, 1998.

Net cash provided by operating activities was $67.5 million reflecting the net income from continuing operations of $8.9 million and the net income from discontinued operations of $34.4 million; the change in accrued income taxes of $23.6 million, which includes the utilization of the deferred tax asset in connection with the Company's first six months profit; and the net cash provided by other operating activities of $0.6 million.

Net cash provided by investing activities was $13.5 million reflecting the net assets of IEC, which were sold on June 30, 1999, offset by capital expenditures of $6.4 million. Capital expenditures are expected to be approximately $11 million for all of 1999 and will be funded from internally generated funds and/or credit facilities.

Net cash used by financing activities was $19.9 million, which included a $1.6 million repayment of funds previously borrowed under the Company's revolving line of credit, $16.9 million for principal payments on senior debt and mortgages, $2.5 million to reacquire common stock, and $1.1 million in proceeds from the issuance of common stock in connection with the Company's stock option plan.

Liquidity is provided by the Company's cash and cash equivalents, which totaled $100.5 million at June 30, 1999, and by the credit facility of which $59.2 million was available at June 30, 1999. The Company intends to extinguish its 9.875% senior notes, due October 1, 1999, by using cash and the $75 million Term Loan available under the Company's Amended Credit Agreement.

The Company expects to continue to focus on internal growth and market expansion at Scott Aviation, investigate acquisitions, and consider alternative strategies that may further enhance stockholder value.

The Company's cash balance at June 30, 1999 is available for general corporate purposes. Those purposes may include investment in the current operations of the Company, payment of liabilities associated with previously divested businesses, use as all or a portion of the purchase price of possible acquisitions, additional repurchases of its 9.875% Senior Notes and stock purchases. The Company's Board of Directors has authorized the Company to purchase up to three million shares of its common stock. In 1998, the Company purchased 684,600 shares of common stock at market prices. The Company purchased an additional 131,700 shares of its common stock in the second quarter of 1999.

FACTORS AFFECTING THE COMPANY'S PROSPECTS

The prospects of the Company may be affected by a number of factors, including the matters discussed below:

COMPETITION - Scott Aviation's Health and Safety unit manufactures the Scott Air-Pak, air-purifying products, gas detection instruments, thermal imaging cameras, and other life support products for firefighting and personal protection against environmental and safety hazards. Scott Aviation's Aviation and Government unit manufactures protective breathing equipment, pilot and crew oxygen masks, and emergency oxygen for passengers and crew members on commercial, government and private aircraft and ships. Both of these manufacturing units participate in markets which are technology-based, industry-regulated, and highly competitive. Failure by Scott Aviation to develop new products and/or remain competitive with changing industry conditions could adversely affect market share.

LEVERAGE - Part of the Company's strategy is to grow through acquisitions. Any such future acquisition could involve the incurrence of significant additional debt. In addition, the Company's Board of Directors has authorized the Company to purchase up to three million shares of its common stock. In 1998, 684,600 shares were purchased. For the first six months of 1999, the Company purchased an additional 131,700 shares. Future purchases of common stock could affect leverage. The degree to which the Company is leveraged could:
(i) impair the Company's ability to obtain future financing for acquisitions, a refinancing, or other purposes; (ii) make it more vulnerable than some of its competitors in a prolonged economic downturn; and (iii) restrict its ability to exploit new business opportunities and limit its flexibility to respond to changing business conditions.

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

At June 30, 1999, the Company's balance sheet reflected $16.3 million of deferred divestiture proceeds which is net of a reserve of $12.5 million. Deferred divestiture proceeds include management's best estimates of the amounts expected to be realized after the resolution of the underlying matters. The amounts the Company will ultimately realize from these assets may differ materially from the amounts recorded.

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

Expansion into international markets will depend on numerous factors that are beyond the Company's control, including its ability to develop or acquire additional manufacturing and distribution capabilities outside the United States. In addition, international expansion may increase the Company's exposure to certain risks inherent in doing business outside the United States, such as currency exchange rate fluctuations, compliance with foreign codes and standards and political risks. If the Company pursues this strategy through strategic acquisitions, alliances or joint ventures, any integration of the acquired businesses into the Company's business would entail expense and management attention. If the Company pursues this strategy through the establishment of new operations, it will be subject to the difficulties inherent in starting a new business in foreign jurisdictions. There can be no assurance that the business and competitive environment in international markets will be as favorable to the Company as is the U.S. market currently.

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

STATE OF READINESS: The Company has completed the process of identifying and assessing the extent to which its manufacturing equipment, business systems and products could be affected by the Year 2000 Issue. As part of its Year 2000 Issue assessment, the Company has taken into account whether third parties with which the Company has material relationships, including the U.S. Government, are Year 2000 compliant. The Company's formalized plan is comprised of the following phases: (1) development of an inventory and ranking of risks; (2) evaluation of compliance, impact of non-compliance, and development of remediation plans; (3) remediation of material non-compliance items; (4) testing and validation of remediation efforts; (5) implementation of upgrades or replacement of non-compliance items; and (6) establishment of support assistance, as required, during the year 2000. The Company has completed the first four phases and is currently in the process of implementing the fifth phase with respect to its internal information and operating systems. Phase five is expected to be completed for all priority items by year-end 1999. The Company is still in the process of testing and validating readiness related to third parties and finalizing contingency plans.

COSTS: The Company's expenses include both out of pocket and internal costs incurred in the Year 2000 Issue assessment process. The Company does not separately track such internal costs which are principally associated with payroll expenses, but estimates that the Year 2000 compliance costs for the first half of 1999 were minimal. The Company estimates that the total costs (including both operating and capital expenditures) of the Company's formalized plan, as described above, will be approximately $1.5 million. However, there can be no assurance that the Company will not incur any unanticipated costs in completing its Year 2000 Compliance Project.

RISKS: The Company has identified and developed remediation plans for several significant risks. These risks relate to vendors, suppliers, distributors, customers, and other third parties, as well as to the Company's own internal information and operation systems. Any failure by the Company or third parties to ensure that the applicable computer systems are Year 2000 compliant could have a material adverse effect on the Company's operations, liquidity and financial position. Any failure of the Company's products to perform could result in claims against the Company.

CONTINGENCY PLANS: The Company will continue to develop contingency strategies, as appropriate, as part of its Year 2000 plan. These contingency strategies may include identifying alternate suppliers, developing procedures to override internal computer systems, increasing inventory levels, and reallocating internal resources as necessary.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

PART II.  OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual stockholders meeting was held on May 26, 1999. Holders on the record date for the annual meeting represented 18,186,983 shares of common stock. Each holder of a share of common stock is entitled to one vote per share on each matter presented at the annual meeting.

ELECTION OF DIRECTORS: The nominees for Director were elected pursuant to the following vote:

 NOMINEE                    FOR                       AUTHORITY WITHHELD
------------------------------------------------------------------------------
 N. Colin Lind              15,265,534                192,309

 Glen W. Lindemann          15,264,344                193,499

ITEM 5. SUBSEQUENT EVENT

On July 22, 1999, the Company and Bacharach Holdings Inc. and Affiliates ("Bacharach") entered into an agreement to form a joint venture, known as Scott/Bacharach Instruments LLC, for the purpose of designing, developing, manufacturing, and distributing gas detection products, including continuous and portable instruments. The Company will contribute cash of approximately $14 million and certain assets in exchange for a 51% interest in the newly formed company and Bacharach will contribute certain assets in exchange for a 49% interest in the newly formed company. This transaction is subject to customary closing conditions and is expected to close by the end of the third quarter of 1999.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  List of Exhibits

          10.0  Material Contracts

               (i) Amendment and Waiver No.4 to the Amended and Restated Credit Agreement, dated as of July 22, 1999, by and between the Company and the Lenders Party hereto and General Electric Capital Corporation, as agent.

          27.0  Financial Data Schedule

     (b)  Reports on Form 8-K filed during the quarter

          Form 8-K dated June 30, 1999, reporting Item 2 (Acquisition or Disposition of Assets), the sale of Interstate Electronics Corporation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, SCOTT TECHNOLOGIES, INC. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCOTT TECHNOLOGIES, INC.


By:  /s/
     ----------------------------------
     Mark A. Kirk
     Senior Vice President and
     Chief Financial Officer

(Duly Authorized and Principal Accounting Officer)
 Date: August 10, 1999

                                  EXHIBIT INDEX

NUMBER         DESCRIPTION OF EXHIBITS                      PAGE NO.
------         -----------------------------------------    --------
10.0           Material Contracts                              26

27.0           Financial Data Schedule                         33