Form 10-Q
period 1999-09-30
SCOTT TECHNOLOGIES INC
filed 1999-11-10
CIK 720032

QuickLinks

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES ACT OF 1934

For the quarterly period ended September 30, 1999	Commission file number 1-8591

SCOTT TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-1297376 (I.R.S. Employer Identification No.)
One Chagrin Highlands 2000 Auburn Drive, Suite 400 Beachwood, Ohio (Address of principal executive offices)	44122 (Zip Code)

(216) 464-6153
(Registrant's telephone number)

5875 Landerbrook Drive, Suite 250, Mayfield Heights, Ohio 44124
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes /x/  No / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

Class	Outstanding as of October 22, 1999
Common Stock, par value $.10 per share	17,868,970

SCOTT TECHNOLOGIES, INC.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	3
ITEM 1. Financial Statements	3
CONSOLIDATED STATEMENTS OF INCOME FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998	3
CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998	4
CONSOLIDATED BALANCE SHEETS SEPTEMBER 30, 1999 AND DECEMBER 31, 1998	5
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998	7
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	8
Summary of Significant Accounting Policies	8
Receivables	8
Inventories	9
Discontinued Operations	9
Income Taxes	10
Credit Facility	10
Long-Term Debt	11
Capital Stock	11
Contingent Liabilities	13
Extraordinary Item—Early Extinguishment of Debt	13
Joint Venture	13
Subsequent Event	14
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	15
Forward-Looking Information	15
Results of Operations Summary	15
Scott Aviation	17
Corporate and Unallocated Costs and Expenses	19
Financial Position and Liquidity	19
Factors Affecting the Company's Prospects	20
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	23
PART II. OTHER INFORMATION	24
ITEM 6. Exhibits and Reports on Form 8-K	24
SIGNATURES	25
EXHIBIT INDEX	26

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

SCOTT TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)

	Nine Months Ended September 30,
	1999	1998
Net Sales	$148,944	$135,375
Cost of Sales	98,894	91,159

Gross Profit on Sales	50,050	44,216

Operating Expenses:
Selling, General and Administrative	19,308	18,793
Research and Development	2,474	2,484

Total Operating Expenses	21,782	21,277

Operating Income	28,268	22,939

Other Expense (Income):
Refinancing Costs	281	521
Interest Expense	7,152	9,895
Interest Income	(2,533)	(2,893)
Other, Net	1,232	2,034

Income from Continuing Operations before Income Tax and Extraordinary Item	22,136	13,382
Income Tax	8,227	5,386

Income from Continuing Operations before Extraordinary Item	13,909	7,996
Discontinued Operations, net of tax:
Income (Loss) from Operations	1,761	(6,954)
Gain (Loss) on Disposal	32,625	(5,898)

	34,386	(12,852)
Income (Loss) before Extraordinary Item	48,295	(4,856)
Extraordinary Item—Loss on Extinguishment of Debt, net of tax	(156)	(1,689)

Net Income (Loss)	$48,139	$(6,545)

Weighted Average Shares—Basic	18,150	18,435
Weighted Average Shares—Diluted	18,408	18,657
Per Share Data—Basic EPS:
Income from Continuing Operations	$0.77	$0.43
Income (Loss) from Discontinued Operations	1.89	(0.70)

Income (Loss) Before Extraordinary Item	2.66	(0.27)
Extraordinary Item Loss	(0.01)	(0.09)

Net Income (Loss)	$2.65	$(0.36)

Per Share Data—Assuming Dilution:
Income from Continuing Operations	$0.76	$0.43
Income (Loss) from Discontinued Operations	1.87	(0.69)

Income (Loss) Before Extraordinary Item	2.63	(0.26)
Extraordinary Item Loss	(0.01)	(0.09)

Net Income (Loss)	$2.62	$(0.35)

See Notes to Consolidated Financial Statements

SCOTT TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended September 30,
	1999	1998
Net Sales	$49,998	$43,197
Cost of Sales	32,807	29,468

Gross Profit on Sales	17,191	13,729

Operating Expenses:
Selling, General and Administrative	6,881	6,577
Research and Development	903	800

Total Operating Expenses	7,784	7,377

Operating Income	9,407	6,352

Other Expense (Income):
Refinancing Costs	93	131
Interest Expense	2,191	2,594
Interest Income	(1,295)	(543)
Other, Net	353	826

Income from Continuing Operations before Income Tax and Extraordinary Item	8,065	3,344
Income Tax	3,039	1,361

Income from Continuing Operations before Extraordinary Item	5,026	1,983
Discontinued Operations, net of tax:
Loss from Operations	—	(5,522)
Loss on Disposal	—	(5,898)

	—	(11,420)
Income (Loss) before Extraordinary Item	5,026	(9,437)
Extraordinary Item—Loss on Extinguishment of Debt, net of tax	—	(44)

Net Income (Loss)	$5,026	$(9,481)

Weighted Average Shares—Basic	18,072	18,294
Weighted Average Shares—Diluted	18,368	18,506
Per Share Data—Basic EPS:
Income from Continuing Operations	$0.28	$0.11
Loss from Discontinued Operations	—	(0.63)

Income (Loss) Before Extraordinary Item	0.28	(0.52)
Extraordinary Item	—	—

Net Income (Loss)	$0.28	$(0.52)

Per Share Data—Assuming Dilution:
Income from Continuing Operations	$0.27	$0.11
Loss from Discontinued Operations	—	(0.62)

Income (Loss) Before Extraordinary Item	0.27	(0.51)
Extraordinary Item	—	—

Net Income (Loss)	$0.27	$(0.51)

See Notes to Consolidated Financial Statements

SCOTT TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 1999	December 31, 1998
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$24,956	$39,344
Trade Accounts Receivable, less Allowance for Uncollectible Accounts of $357 in 1999 and $257 in 1998	21,766	13,978
Inventories	31,338	26,360
Prepaid Expenses	1,265	939
Recoverable Income Taxes	—	974
Current Deferred Tax Asset	13,000	28,000
Net Assets of Discontinued Operations	1,041	25,039

Total Current Assets	93,366	134,634

PROPERTY, PLANT AND EQUIPMENT
Land and Land Improvements	35,281	37,395
Buildings and Leasehold Improvements	13,383	14,696
Machinery and Equipment	25,347	18,682

	74,011	70,773
Accumulated Depreciation	(19,355)	(17,972)

Net Property, Plant and Equipment	54,656	52,801

OTHER ASSETS
Deferred Divestiture Proceeds and Other, Net	14,424	20,803
Prepaid Pension Costs	15,687	15,687
Intangible Assets	35,675	1,866
Cash Surrender Value of Insurance Policies	5,041	4,838
Prepaid Finance Costs	1,969	1,800
Deferred Tax Asset	15,134	26,936
Other	3,506	3,819

Total Other Assets	91,436	75,749

Total Assets	$239,458	$263,184

See Notes to Consolidated Financial Statements

	September 30, 1999	December 31, 1998
	(Unaudited)
LIABILITIES
CURRENT LIABILITIES
Accounts Payable	$17,109	$15,661
Accrued Insurance Reserves	11,014	10,853
Accrued Compensation	4,854	3,964
Accrued Interest	56	2,435
Accrued Liabilities and Expenses	32,740	18,135
Current Portion of Long-Term Debt	1,503	24,481

Total Current Liabilities	67,276	75,529

Long-Term Debt	28,497	75,550
Non-Current Insurance Reserves	16,402	26,172
Other Non-Current Liabilities	31,088	30,667

Total Liabilities	143,263	207,918

STOCKHOLDERS' EQUITY
Series A Junior Participating Preferred Shares, $1.00 Par Value; Authorized, 500 Shares; Issued and Outstanding, None	—	—
Preferred Stock, $1.00 Par Value; Authorized, 3,217 Shares; Issued and Outstanding, None	—	—
Common Stock, $0.10 Par Value; Authorized, 36,000 Shares; Issued and Outstanding 1999—19,046; 1998—18,855	1,905	1,886
Capital Surplus	114,502	112,409
Retained Earnings (Deficit)	1,564	(46,575)
Accumulated Other Comprehensive (Loss)	(3,147)	(3,229)
Treasury Stock, Common Shares at Cost 1999—1,177 Shares; 1998—685 Shares	(18,629)	(9,225)

Total Stockholders' Equity	96,195	55,266

Total Liabilities and Stockholders' Equity	$239,458	$263,184

See Notes to Consolidated Financial Statements

SCOTT TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	1999	1998
Operating Activities:
Income from Continuing Operations	$13,909	$7,996
Income (Loss) from Discontinued Operations	34,386	(12,852)
Loss from Extraordinary Item	(156)	(1,689)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities—
Depreciation and Amortization	4,050	3,959
Other, Net	63	962
Changes in Operating Assets and Liabilities
Accounts Receivable	(1,022)	3,760
Inventories	(7,520)	1,771
Prepaid Items	(346)	284
Other Assets	6,320	3,205
Accounts Payable	1,475	(6,252)
Accrued Liabilities and Expenses	(4,344)	5,710
Accrued Income Taxes	25,991	130
Other Liabilities	(9,349)	(4,638)

Net Cash Provided by Operating Activities	63,457	2,346

Investing Activities:
Capital Expenditures for Continuing Operations	(4,694)	(6,061)
Capital Expenditures for Discontinued Operations	(1,950)	(598)
Investment in Joint Venture	(14,382)	—
Proceeds from Sale of Property, Plant and Equipment	1,083	3,194
Proceeds from Business Divestitures	20,360	—
Receivable from Snorkel Earn-Out (See Note 4)	(1,041)	—

Net Cash Used by Investing Activities	(624)	(3,465)

Financing Activities:
Proceeds from Borrowings on Term Loan	30,000	—
Principal Payments on Debt	(100,031)	(61,074)
Proceeds from Issuing Common Stock	2,112	968
Payments to Reacquire Common Stock	(9,404)	(9,226)

Net Cash Used by Financing Activities	(77,323)	(69,332)

Net Decrease in Cash and Cash Equivalents	(14,490)	(70,451)
Cash and Cash Equivalents at Beginning of Year	39,446	104,243

Cash and Cash Equivalents at End of Period	$24,956	$33,792

Cash and Cash Equivalents include Cash from Discontinued Operations

See Notes to Consolidated Financial Statements

SCOTT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The financial information included herein has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and properly reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to present a fair statement of the financial results of operations for the periods covered by this report. The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the entire year.

(1) Summary of Significant Accounting Policies:

The financial statements have been prepared in accordance with the accounting policies described in Note 1 of the Notes to Consolidated Financial Statements appearing in SCOTT TECHNOLOGIES, INC.'s 1998 Form 10-K.

Additionally, an interest in a joint venture in which the Company owns 51 percent is reported using the consolidation method. The Company's consolidated financial statements include 100% of the assets and liabilities of this joint venture, Scott/Bacharach Instruments LLC. The Company has not recognized its partners' minority interest due to the Companys' contractual obligation to purchase the remaining 49% ownership at the end of the term of the joint venture and additionally the Companys' right to call, or purchase, the remaining 49% ownership at its option effective September 1, 2000 (see Note 11). Goodwill associated with this joint venture is being amortized over a 20 year period.

(2) Receivables:

Receivables consist of the following components (in thousands):

	September 30, 1999	December 31, 1998
U.S. Government
Billed	$1,762	$398
Unbilled	—	—

	1,762	398
Commercial
Billed	20,361	13,837
Allowance for Uncollectible Accounts	(357)	(257)

	$21,766	$13,978

U.S. Government receivables include amounts derived from contracts on which the Company performs on a prime contractor or subcontractor basis. Costs charged by the Company to the U.S. Government in the performance of U.S. Government contracts are subject to audit.

(3) Inventories:

Inventories consist of the following components (in thousands):

	September 30, 1999	December 31, 1998
Raw Materials	$10,849	$7,323
Work in Process	3,704	3,526
Finished Goods	17,536	15,944
Inventory Reserves	(751)	(433)

Total Inventories	$31,338	$26,360

(4) Discontinued Operations:

Interstate Electronics:  On June 30, 1999, the Company completed the previously announced sale of its Interstate Electronics Corporation ("IEC") subsidiary to L-3 Communications Corporation for $60 million. The final purchase price will be subsequently adjusted to reflect changes in IEC's balance sheet since after December 31, 1998. As a result of the sale of IEC, the Company recorded an after-tax gain on disposal of discontinued operations of $17.3 million in the second quarter of 1999. The consolidated statements of income for the nine months and three months ended September 30, 1999 and 1998, and the consolidated balance sheets as of September 30, 1999 and December 31, 1998 reflect IEC as a discontinued operation; however, in the consolidated statements of cash flows, items relating to discontinued operations have not been disaggregated as they have in the aforementioned financial statements.

Snorkel:  On November 17, 1997, the Company sold its Snorkel division. The agreement, as amended, provided for $100 million paid to the Company at closing plus a contingent additional amount. The contingent amount was the amount of sales of the Snorkel business for the twelve-month period commencing on April 1, 1998 and ending on March 31, 1999 (the "Earn-Out Period") in excess of $140 million, such additional payment not to exceed $20 million, plus 70% of the amount of sales of the Snorkel business during the Earn-Out Period in excess of $160 million, such additional amount not to exceed $30 million. In the first quarter of 1999, the Company recognized $26 million of income as a result of the Earn-Out. In the second quarter of 1999, the Company recognized an additional $2 million representing an adjustment to the sales price. As of September 30, 1999, $27 million related to the earn-out has been received by the Company. The remaining $1 million was received in the fourth quarter upon completion of a final audit.

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

Proceeds and other consideration from divestitures which will be paid to the Company upon fulfillment of contractual provisions, the passage of time, or the occurrence of future events have been recorded as deferred divestiture proceeds classified as non-current assets. Deferred divestiture proceeds consist of cash due to the Company from future tax benefits under a tax sharing agreement with an unaffiliated public company, Rawlings Sporting Goods Company, Inc., a note receivable from the purchaser of the Taylor Instruments business, cash held in bank escrow accounts from the sale of the Company's Hartman Electrical and Safway Steel Products operations, and other items.

Deferred divestiture proceeds include management's best estimates of the amounts expected to be realized on the collection of deferred proceeds and sale of residual assets related to discontinued operations. The amounts the Company will ultimately realize could differ materially from the amounts recorded.

(5) Income Taxes:

For the nine-month and three-month periods ended September 30, 1999, the following income tax provisions (benefits) have been provided (in thousands):

	Nine Months Ended September 30, 1999	Three Months Ended September 30, 1999
Continuing Operations	$8,227	$3,039

Discontinued Operations	$19,161	—

Extraordinary Item	$(89)	—

For the period ended September 30, 1999, net federal tax expense amounts, due primarily to the sale of IEC, the Snorkel Earn-Out and operational earnings, have decreased the deferred tax asset. The current deferred tax asset as of September 30, 1999 reflects the tax benefits the Company expects to utilize in the succeeding twelve-month period.

(6) Credit Facility:

On December 31, 1998, the Company obtained new loan facilities ("Amended Credit Agreement") through General Electric Capital Corporation ("GECC"). The Amended Credit Agreement includes a 72-month, $75 million revolving line of credit ("Revolver") and a 69-month, $75 million, delayed draw, term loan facility ("Term Loan").

Within the Revolver is a $30 million letter of credit sub-facility. Borrowings under the Revolver are available up to the lesser of: (1) $75 million, less outstanding letters of credit, or (2) four times the Company's trailing twelve-month EBITDA plus cash and cash equivalents less: (a) outstanding indebtedness and (b) a 50% letter of credit reserve. At the Company's option, borrowings under the Revolver bear interest at alternate base rates based on (1) the higher of (a) the U.S. prime rate or (b) the Federal Funds rate plus 50 basis points, plus a margin ranging from 25 to 150 basis points ("Index Margin"); or (2) LIBOR plus a margin ranging from 175 to 300 basis points ("LIBOR Margin"). The Index Margin and LIBOR Margin are adjusted based on the Company's leverage ratio except in the first loan year during which the Index Margin is fixed at 100 basis points and the LIBOR Margin is fixed at 250 basis points.

A portion of the Term Loan was used to pay the principal on the Company's 9.875% Senior Notes on September 30, 1999 (see Note 7). Borrowings under the Term Loan are subject to the same interest rate alternatives as the Revolver. The Company is also permitted to arrange for financial hedges to swap a variable interest rate on the Term Loan for a fixed interest rate.

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

As of September 30, 1999, $14.8 million of letters of credit were outstanding under the Revolver and no borrowings were outstanding under the Revolver ($60.2 million was available). As of September 30, 1999, $30.0 million was outstanding under the Term Loan. All financial covenants under both the Revolver and the Term Loan had been satisfied. On October 14, 1999, the Company borrowed the remaining $45 million available under the Term Loan (see Note 12).

(7) Long-Term Debt:

Total debt consists of the following components (in thousands):

	September 30, 1999	December 31, 1998
Long-Term Debt:
Term Loan	$30,000	$—
Revolver	—	1,550
9.875% Senior Notes	—	97,647
Mortgage Notes	—	834

Total	30,000	100,031
Less—Current Portion	(1,503)	(24,481)

Long-Term Debt	$28,497	$75,550

The Company paid the principal on its 9.875% Senior Notes on September 30, 1999, by using cash and $30 million of the $75 million Term Loan. Additionally, On October 14, 1999, the Company borrowed the remaining $45 million available under the Term Loan (see Note 12).

(8) Capital Stock:

Each share of common stock is entitled to one vote per share. In July 1998, the Company's Board of Directors authorized the Company to purchase up to 3 million shares of its common stock. During the first nine months of 1999, the Company purchased 491,900 shares at a cost of $9.4 million on the open market. Since 1998, the Company has purchased a total of 1,176,500 shares at a cost of $18.6 million on the open market. The total cost of purchasing the shares is reflected as treasury stock on the Company's balance sheet.

Earnings per share ("EPS") for the nine-month and three-month periods ended September 30, 1999 and 1998 were calculated using the following share data. Reconciliation of the numerators and denominators of the basic and diluted EPS calculation are as follows (in thousands, except per share data):

	Income Numerator	Shares Denominator	Per Share Amount
For the Nine-Month Period Ended September 30, 1999
Basic EPS
Income available to common stockholders	$48,139	18,150	$2.65
Effect of dilutive securities
Stock options		258
Diluted EPS
Income available to common stockholders	$48,139	18,408	$2.62
	Income Numerator	Shares Denominator	Per Share Amount
For the Three-Month Period Ended September 30, 1999
Basic EPS
Income available to common stockholders	$5,026	18,072	$0.28
Effect of dilutive securities
Stock options		296
Diluted EPS
Income available to common stockholders	$5,026	18,368	$0.27
	Income Numerator	Shares Denominator	Per Share Amount
For the Nine-Month Period Ended September 30, 1998
Basic EPS
Income available to common stockholders	$(6,545)	18,435	$(0.36)
Effect of dilutive securities
Stock options		222
Diluted EPS
Income available to common stockholders	$(6,545)	18,657	$(0.35)

Options to purchase shares of common stock which were outstanding as of September 30, 1998 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares are as follows:

Grant Date	# of Shares	Option Price	Expiration Date
September 22, 1997	200	$13.75	September 22, 2004
April 20, 1998	7	$14.75	April 20, 2005
May 20, 1998	4	$14.75	May 20, 2005
July 1, 1998	15	$14.6875	July 1, 2005
July 7, 1998	70	$15.00	July 7, 2005
July 22, 1998	58	$14.875	July 22, 2005
	Income Numerator	Shares Denominator	Per Share Amount
For the Three-Month Period Ended September 30, 1998
Basic EPS
Income available to common stockholders	$(9,481)	18,294	$(0.52)
Effect of dilutive securities
Stock options		212
Diluted EPS
Income available to common stockholders	$(9,481)	18,506	$(0.51)

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

(10) Extraordinary Item—Early Extinguishment of Debt:

During the second quarter of 1999, the Company paid $17.1 million to pay $16.6 million of the principal on its 9.875% Senior Notes due October 1, 1999. The payment included a $0.2 million premium for the early retirement of the debt and $0.3 million of accrued interest. Accordingly, in the second quarter of 1999 the Company recorded an extraordinary after-tax loss of $0.2 million on the premium to pay $16.6 million of its 9.875% Senior Notes. Additionally, the Company paid the principal, without premium or discount, on the remaining balance of its 9.875% Senior Notes on September 30, 1999 (see Note 7).

(11) Joint Venture:

On September 1, 1999, the Company and Bacharach Holdings, Inc. ("Bacharach") entered into a joint venture, known as Scott/Bacharach Instruments LLC, for the purpose of designing, developing, manufacturing, and distributing gas detection products. The Company contributed approximately $14 million in cash in exchange for a 51% interest in the newly-formed company and Bacharach contributed certain assets in exchange for a 49% interest.

In connection with the creation of the joint venture, the parties entered into an agreement which provides the Company with the right to acquire Bacharach's interest any time during the four year period commencing September 1, 2000 for an amount equal to the greater of $13.7 million or a formula based on sales. Bacharach may also exercise its rights to sell its interest to the Company during the same period. If neither party has exercised its rights by September 1, 2004, the Company is obligated to acquire Bacharach's interest. In addition, the Company must pay to Bacharach its share of any undistributed net earnings of the joint venture. As the Company effectively has purchased, with a deferred payment, 100% of the joint venture, it has been fully consolidated in the accompanying September 30, 1999 balance sheet with the remaining estimated purchase obligation of $20.4 million recorded as a current liability.

(12) Subsequent Event:

On October 14, 1999, the Company borrowed the remaining $45 million under the Term Loan. The total amount currently outstanding under the Term Loan facility is $75 million. Principal and interest payments are due quarterly for a period of five years, with the first payment due January 2, 2000. On a pro forma basis, assuming this transaction was effective on September 30, 1999, total debt would have consisted of the following components (in thousands):

Pro Forma September 30, 1999
Long-Term Debt:
Term Loan	$75,000
Revolver	—
Total	75,000
Less—Current Portion	(3,758)

Long-Term Debt	$71,242

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

Results of Operations Summary

	1st Qtr. 1999	2nd Qtr. 1999	3rd Qtr. 1999	Nine Mos. 1999	Nine Mos. 1998	3rd Qtr. 1998
	(in thousands)
Net Sales	$48,753	$50,193	$49,998	$148,944	$135,375	$43,197
Cost of Sales	32,929	33,158	32,807	98,894	91,159	29,468

Gross Profit on Sales	15,824	17,035	17,191	50,050	44,216	13,729
% of Net Sales	32.5%	33.9%	34.4%	33.6%	32.7%	31.8%
Operating Expenses:
Selling, General and Administrative	6,047	6,380	6,881	19,308	18,793	6,577
Research & Development	756	815	903	2,474	2,484	800

Total Operating Expenses	6,803	7,195	7,784	21,782	21,277	7,377

Operating Income	9,021	9,840	9,407	28,268	22,939	6,352

% of Net Sales	18.5%	19.6%	18.8%	19.0%	16.9%	14.7%
Other Expense (Income):
Refinancing Costs	94	94	93	281	521	131
Interest Expense	2,528	2,433	2,191	7,152	9,895	2,594
Interest Income	(599)	(639)	(1,295)	(2,533)	(2,893)	(543)
Other, Net	472	407	353	1,232	2,034	826

Income from Continuing Operations before Income Tax and Extraordinary Item	6,526	7,545	8,065	22,136	13,382	3,344
Income Tax	2,355	2,833	3,039	8,227	5,386	1,361

Income from Continuing Operations before Extraordinary Item	4,171	4,712	5,026	13,909	7,996	1,983
Discontinued Operations, net of tax	17,379	17,007	—	34,386	(12,852)	(11,420)
Extraordinary Item—Loss on Extinguishment of Debt, net of tax	—	(156)	—	(156)	(1,689)	(44)

Net Income (Loss)	$21,550	$21,563	$5,026	$48,139	$(6,545)	$(9,481)

Discussions and analyses of net sales and operating results for both Scott Aviation and Corporate are presented below under Segment Information. Income from continuing operations in the first nine months of 1999 increased to $13.9 million from $8.0 million in the first nine months of 1998. Income from continuing operations in the third quarter of 1999 increased to $5.0 million from $2.0 million in the third quarter of 1998. For both periods, the increase was attributable to improved results at Scott Aviation and lower corporate expenses.

Income from discontinued operations for the first nine months of 1999 included income from operations, representing IEC's net operating results, and income on disposal representing (1) the second quarter pretax gain from the sale of IEC of $27.2 million, (2) a second quarter $4.0 million pretax charge to adjust the carrying value of real estate related to discontinued operations and (3) the $28.0 million pretax gain from the Snorkel Earn-out.

Segment Information

The Company is engaged principally, under the name of Scott Aviation, in one line of business which includes the manufacturing, procurement and sale of life support respiratory products. The results of operations are as follows:

SCOTT AVIATION

Scott Aviation is a leading manufacturer of life support respiratory products and consists of two principal business units: Health and Safety, and Aviation and Government. The two units have benefited from several similarities. Scott Aviation has used its broad experience and expertise in high pressure gas regulation and distribution developed from the two product lines to provide end-users with products that are reliable, durable, light weight, compact in size and user-friendly. Each unit has also benefited from the common use of manufacturing cell and team technology. In addition, Scott Aviation's uniform quality assurance program has allowed the units to work jointly to comply with the rigorous quality requirements of the government, regulatory agencies and customers.

Scott Aviation's Health and Safety unit manufactures the Scott Air-Pak* SCBA (self-contained breathing apparatus), air-purifying products, gas detection instruments, thermal imaging cameras, and other life support products for firefighting and personal protection against environmental and safety hazards. Scott Aviation's Aviation and Government unit manufactures protective breathing equipment, pilot and crew oxygen masks, and emergency oxygen for passengers and crew members on commercial, government and private aircraft and ships.

*
Registered or common law trademark and service mark of SCOTT TECHNOLOGIES, INC. and its subsidiaries.

On September 1, 1999, the Company and Bacharach Holdings, Inc. and Affiliates entered into a joint venture, known as Scott/Bacharach Instruments LLC, for the purpose of designing, developing, manufacturing, and distributing gas detection products, including continuous and portable instruments. The Company contributed approximately $14 million in cash in exchange for a 51% interest in the newly-formed company and Bacharach contributed certain assets in exchange for a 49% interest in the newly-formed company.

In connection with the creation of the joint venture, the parties entered into an agreement which provides the Company with the right to acquire Bacharach's interest any time during the four year period commencing September 1, 2000 for an amount equal to the greater of $13.7 million or a formula based on sales. Bacharach may also exercise its rights to sell its interest to the Company during the same period. If neither party has exercised its rights by September 1, 2004, the Company is obligated to acquire Bacharach's interest. In addition, the Company must pay to Bacharach its share of any undistributed net earnings of the joint venture. As the Company effectively has purchased, with a deferred payment, 100% of the joint venture, it has been fully consolidated in the accompanying September 30, 1999 balance sheet. The remaining estimated purchase obligation of $20.4 million has been recorded as a current liability and goodwill of $33.7 million is being amortized over 20 years.

Results of Operations Summary

	1st Qtr. 1999	2nd Qtr. 1999	3rd Qtr 1999	Nine Mos. 1999	Nine Mos. 1998	3rd Qtr. 1998
	(in thousands)
Net Sales	$48,753	$50,193	$49,998	$148,944	$135,375	$43,197
Cost of Sales	32,929	33,158	32,807	98,894	91,159	29,468

Gross Profit on Sales	15,824	17,035	17,191	50,050	44,216	13,729
% of Net Sales	32.5%	33.9%	34.4%	33.6%	32.7%	31.8%
Operating Expenses:
Selling, General and Administrative	4,264	4,552	5,083	13,899	11,778	3,948
Research & Development	756	815	903	2,474	2,484	800

Total Operating Expenses	5,020	5,367	5,986	16,373	14,262	4,748

Operating Income	$10,804	$11,668	$11,205	$33,677	$29,954	$8,981

% of Net Sales	22.2%	23.2%	22.4%	22.6%	22.1%	20.8%

Discussion of 1999 Compared to 1998:

Net sales for the nine months ended September 30, 1999 increased by approximately 10%, compared to net sales for the same period in 1998. Health and Safety net sales increased approximately $15.4 million, or 22.7%, to $83.4 million, while Aviation net sales decreased approximately $1.8 million, or 2.7%, to $65.5 million, compared to the same period in 1998. The increase in Health and Safety net sales was due to both an increase in the amount of shipments of products, principally Air-Paks*, to Health and Safety customers. The decrease in Aviation net sales was due to a decrease in the amount of shipments of oxygen products to Aviation and Government customers. Net sales for the third quarter ended September 30, 1999 increased by approximately 15.7%, compared to net sales for the same period in 1998. Health and Safety third quarter net sales increased approximately $5.8 million, or 25.3%, to $28.5 million due to an increase in the amount of shipments of products, principally Air-Paks*, to Health and Safety customers and the sales of Scott/Bacharach LLC which was formed on September 1, 1999. Aviation third quarter net sales increased approximately $1.0 million, or 4.9%, to $21.5 million, due to an increase in the amount of shipments of oxygen products to Aviation and Government customers.

Gross profit margin, as a percentage of sales, increased 0.9% for the nine months ended September 30, 1999 and by 2.6% for the three months ended September 30, 1999 due primarily to increased sales volume, improved mix and successful cost reduction initiatives.

Selling, general and administrative expenses increased slightly as a percentage of sales for the nine months ended September 30, 1999 and 1.1% for the three months ended September 30, 1999, when compared to the same periods for 1998, while research and development expenses in 1999 were slightly lower as a percentage of sales.

CORPORATE AND UNALLOCATED COSTS AND EXPENSES

Results of Operations Summary

	1st Qtr. 1999	2nd Qtr. 1999	3rd Qtr. 1999	Nine Mos. 1999	Nine Mos. 1998	3rd Qtr. 1998
	(in thousands)
Selling, General and Administrative	$1,783	$1,828	$1,798	$5,409	$7,015	$2,629
Other Expense (Income):
Refinancing Costs	94	94	93	281	521	131
Interest Expense	2,528	2,433	2,191	7,152	9,895	2,594
Interest Income	(599)	(639)	(1,295)	(2,533)	(2,893)	(543)
Other, Net	472	407	353	1,232	2,034	826

Discussion of 1999 Compared to 1998:

Selling, general and administrative expenses decreased by $1.6 million for the first nine months of 1999 and $0.8 million for the third quarter of 1999 when compared with 1998 due to lower payroll and fringes, insurance and professional fees.

Interest expense decreased for the first nine months and third quarter of 1999 as a result of lower outstanding debt.

Interest income decreased by $0.4 million for the first nine months of 1999 due to the Company's lower cash position during the year compared to the same period of 1998. Interest income increased for the third quarter of 1999 by $0.8 million as a result of the Company's improved cash position during the third quarter.

FINANCIAL POSITION AND LIQUIDITY

The Company's consolidated statements of cash flows contain items relating to discontinued operations which have not been disaggregated as they have in the consolidated balance sheet.

At September 30, 1999 cash and cash equivalents totaled $25.0 million, compared to $39.4 million at December 31, 1998.

Net cash provided by operating activities was $63.5 million, reflecting the net income from continuing operations of $13.9 million and the net income from discontinued operations of $34.4 million; the change in accrued income taxes of $26.0 million, which includes the utilization of the deferred tax asset as a deduction against the Company's first nine months' profit; the reduction in accrued insurance reserves of $9.6 million due to satisfaction of obligations and the net cash used by other operating activities of $1.2 million.

Net cash used by investing activities was $0.6 million, reflecting the net assets of IEC, which were sold on June 30, 1999, offset by the Company's investment in the Scott/Bacharach LLC joint venture and capital expenditures of $6.6 million. Capital expenditures are expected to be approximately $11 million for all of 1999 and will be funded from internally-generated funds and/or borrowings.

Net cash used by financing activities was $77.3 million, which included $100 million for principal payments on its 9.875% Senior Notes and mortgages and $9.4 million to reacquire common stock, offset by $2.1 million in proceeds from the issuance of common stock in connection with the Company's stock option plan and by borrowings of $30 million under the Company's Term Loan.

Liquidity is provided by the Company's cash and cash equivalents, which totaled $25.0 million at September 30, 1999, and by the Revolver, of which $60.2 million was available at September 30, 1999. On September 30, 1999, the Company paid the principal on its 9.875% Senior Notes, due October 1, 1999, by using cash and $30 million of the $75 million Term Loan available under the Company's Amended Credit Agreement. Additionally, on October 14, 1999, the Company borrowed the remaining $45 million available under the Term Loan because of the expiration on October 15, 1999 of the commitment by the participating lender group to make further advances under the Term Loan. The Company intends to use the additional amounts borrowed for the purposes mentioned below.

The Company expects to continue to focus on internal growth and market expansion at Scott Aviation, investigate acquisitions and consider alternative strategies that may further enhance stockholder value.

The Company's cash balance at September 30, 1999 is available for general corporate purposes. Those purposes may include investment in the current operations of the Company, payment of liabilities associated with previously divested businesses, use as all or a portion of the purchase price of possible acquisitions and stock purchases. In July 1998, the Company's Board of Directors authorized the Company to purchase up to 3 million shares of its common stock. In 1998, the Company purchased 684,600 shares of common stock at market prices. The Company purchased an additional 491,900 shares of its common stock during the first nine months of 1999.

FACTORS AFFECTING THE COMPANY'S PROSPECTS

The prospects of the Company may be affected by a number of factors, including the matters discussed below:

COMPETITION—Scott Aviation's Health and Safety unit manufactures the Scott Air-Pak* SCBA, air-purifying products, gas detection instruments, thermal imaging cameras and other life support products for firefighting and personal protection against environmental and safety hazards. Scott Aviation's Aviation and Government unit manufactures protective breathing equipment, pilot and crew oxygen masks, and emergency oxygen for passengers and crew members on commercial, government and private aircraft and ships. Both of these manufacturing units participate in markets which are technology-based, industry-regulated and highly competitive. Failure by Scott Aviation to develop new products and/or remain competitive with changing industry conditions could adversely affect market share.

LEVERAGE—Part of the Company's strategy is to grow through acquisitions. Any such future acquisition could involve the incurrence of significant additional debt. In addition, the Company's Board of Directors has authorized the Company to purchase up to 3 million shares of its common stock. In 1998, 684,600 shares were purchased. For the first nine months of 1999, the Company purchased an additional 491,900 shares. Future purchases of common stock could affect leverage. The degree to which the Company is leveraged could: (i) impair the Company's ability to obtain future financing for acquisitions, a refinancing or other purposes; (ii) make it more vulnerable than some of its competitors in a prolonged economic downturn; and (iii) restrict its ability to exploit new business opportunities and limit its flexibility to respond to changing business conditions.

DISCONTINUED OPERATIONS—Since January 1, 1994, the Company has sold numerous businesses. The contract terms included representations, warranties and indemnification provisions made by the Company. Remedies available for breaches of representations and warranties range from monetary relief in specific amounts for specific breaches to unlimited amounts.

The Company has generally retained liability for the conduct of the sold businesses prior to the date of sale. As a result, the Company is subject to various known and contingent liabilities, including indemnification obligations, with respect to its discontinued operations. The Company has established accruals and reserves for losses that may arise out of workers' compensation, product liability and general liability claims, environmental risks, tax and other matters. In addition, during 1999, the Company purchased a $20 million umbrella insurance policy which covers certain liabilities incurred by the Company in excess of the threshold amount. The Company believes that its accruals and reserves are appropriate and adequate. However, as these contractual matters are subject to significant uncertainty, no assurances can be given that the ultimate resolution of these matters will not have a material adverse effect upon the Company's financial position, operating results or cash flows.

At September 30, 1999, the Company's balance sheet reflected $14.4 million of net deferred divestiture proceeds. Deferred divestiture proceeds include management's best estimates of the amounts expected to be realized after the resolution of the underlying matters. The amounts that the Company ultimately realizes from these assets may differ materially from the amounts recorded.

STRATEGIC PLAN—The Company's strategic plan is to grow through strategic acquisitions, systematic market expansion and continued growth through new and "next generation" product development.

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

Expansion into international markets will depend on numerous factors that are beyond the Company's control, including its ability to develop or acquire additional manufacturing and distribution capabilities outside the United States. In addition, international expansion may increase the Company's exposure to certain risks inherent in doing business outside the United States, such as currency exchange rate fluctuations, compliance with foreign codes and standards and political risks. If the Company pursues this strategy through strategic acquisitions, alliances or joint ventures, any integration of the acquired businesses into the Company's business would entail expense and management attention. If the Company pursues this strategy through the establishment of new operations, it will be subject to the difficulties inherent in starting a new business in foreign jurisdictions. There can be no assurance that the business and competitive environment in international markets will be as favorable to the Company as currently exists in the U.S. market.

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

YEAR 2000 ISSUE—The Year 2000 Issue refers to a number of date-related problems that may affect software applications, including codes imbedded in chips and other hardware devices. These problems include software programs that identify a year by its last two digits so that a year identified as "00" would be recognized as the year "1900" rather than the year "2000."

STATE OF READINESS:  The Company has completed the process of identifying and assessing the extent to which its manufacturing equipment, business systems and products could be affected by the Year 2000 Issue. As part of its Year 2000 Issue assessment, the Company has taken into account whether third parties with which the Company has material relationships, including the U.S. Government, are Year 2000 compliant. The Company's formalized plan is comprised of the following phases: (1) development of an inventory and ranking of risks; (2) evaluation of compliance, impact of non-compliance, and development of remediation plans; (3) remediation of material non-compliance items; (4) testing and validation of remediation efforts; (5) implementation of upgrades or replacement of non-compliance items; and (6) establishment of support assistance, as required, during the year 2000. The Company has completed the first five phases with respect to its priority internal information and operating systems. In addition, all internal non-priority items are being addressed and are expected to be completed by year-end 1999. The Company is still in the process of testing and validating readiness related to third parties and finalizing contingency plans.

COSTS:  The Company's expenses include both out-of-pocket and internal costs incurred in the Year 2000 Issue assessment process. The Company does not separately track such internal costs, which are principally labor expenses, but estimates that the Year 2000 compliance costs for the first nine months of 1999 were minimal. The Company estimates that the total costs (including both operating and capital expenditures) of the Company's formalized plan, as described above, will be approximately $1.5 million. However, there can be no assurance that the Company will not incur any unanticipated costs in completing its Year 2000 Compliance Project.

RISKS:  The Company has identified and developed remediation plans for several significant risks. These risks relate to vendors, suppliers, distributors, customers and other third parties, as well as to the Company's own internal information and operation systems. Any failure by the Company or third parties to ensure that the applicable computer systems are Year 2000 compliant could have a material adverse effect on the Company's operations, liquidity and financial position. Any failure of the Company's products to perform could result in claims against the Company.

CONTINGENCY PLANS:  The Company will continue to develop contingency strategies, as appropriate, as part of its Year 2000 plan. These contingency strategies may include identifying alternate suppliers, developing procedures to override internal computer systems, increasing inventory levels and reallocating internal resources as necessary.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

PART II. OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

  (a)
  List of Exhibits

  27.0
  Financial Data Schedule

  (b)
  Reports on Form 8-K filed during the quarter

    A Current Report on Form 8-K dated July 14, 1999, File No. #12558 (describing under Item 2 the Company's divestiture of its Interstate Electronics Corporation subsidiary).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, SCOTT TECHNOLOGIES, INC. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCOTT TECHNOLOGIES, INC.
By:	/s/
Mark A. Kirk Senior Vice President and Chief Financial Officer (Duly Authorized and Principal Accounting Officer)

Date: November 9, 1999

EXHIBIT INDEX

Number	Description of Exhibits	Page No.
27.0	Financial Data Schedule	27

QuickLinks

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

PART II. OTHER INFORMATION
ITEM 6. Exhibits and Reports on Form 8-K

SIGNATURES

EXHIBIT INDEX