Form 10-K
period 1999-12-31
SCOTT TECHNOLOGIES INC
filed 2000-03-27
CIK 720032

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended 12/31/99

Commission file number 1-8591

SCOTT TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	52-1297376
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
One Chagrin Highlands, 2000 Auburn Dr., Suite 400, Beachwood, Ohio	44122
(Address of principal executive offices)	(Zip code)

(216) 464-6153
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(1.c) of the Act:

Common Stock, Par Value $.10 Per Share
(Title of class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

    State the aggregate market value of the voting stock held by non-affiliates of the registrant. (The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.)

At February 15, 2000—$232,016,448

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Outstanding as of 2/15/00
Common Stock, Par Value $.10 Per Share	16,918,122

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

Proxy Statement Re: Annual Stockholders' Meeting to be held in 2000 (See Part III) Certain documents incorporated from prior filings (See Part IV)

TABLE OF CONTENTS

PART I		4
Item 1.	Business	4
	Customers	5
	Competition	5
	Patents and Trademarks	5
	Backlog of Orders	5
	Raw Materials	5
	Effect of Environmental Compliance	6
	Employees	6
	Research and Development	6
	Distribution	6
	Financial Information About the Company's Business Units	7
	Executive Officers of the Company	8
Item 2.	Properties	9
	Principal Facilities	9
Item 3.	Legal Proceedings	9
Item 4.	Submission of Matters to a Vote of Security Holders	9
PART II		10
Item 5.	Market for the Company's Common Stock and Related Stockholder Matters	10
Item 6.	Summary of Selected Financial Data	11
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12
	Forward-Looking Information	12
	Financial Summary	12
	Scott Aviation	13
	Corporate and Unallocated Costs and Expenses	14
	Discontinued Operations	15
	Extraordinary Item	16
	Financial Position and Liquidity	16
	Factors Affecting the Company's Prospects	17
Item 7a.	Quantitative and Qualitative Disclosures about Market Risk	19
Item 8.	Financial Statements and Supplementary Data	21
	Report of Independent Public Accountants	21
	Consolidated Statements of Operations	22
	Consolidated Balance Sheets	23
	Consolidated Statements of Stockholders' Equity and Comprehensive Income	25
	Consolidated Statements of Cash Flows	26
	Notes to Consolidated Financial Statements	27
	(1) Summary of Significant Accounting Policies	27
	(2) Refinancing Costs	29
	(3) Discontinued Operations	29
	(4) Income Taxes	31

	(5) Inventories	33
	(6) Receivables	33
	(7) Credit Facility	33
	(8) Long-Term Debt	34
	(9) Leases	35
	(10) Contingent Liabilities	35
	(11) Pension and Retirement Benefits Plan	35
	(12) Capital Stock	38
	(13) Stock Options	40
	(14) Restricted Stock Purchase Plan	41
	(15) Employee Stock Bonus Plan	41
	(16) Extraordinary Item—Early Extinguishment of Debt	41
	(17) Joint Venture	41
	(18) Acquisition of AV-OX, Inc.	42
	(19) Subsequent Event—Repurchase of Common Stock	42
	(20) Industry Segment Data	42
	QUARTERLY FINANCIAL DATA (UNAUDITED)	43
Item 9.	Disagreements on Accounting and Financial Disclosure	44
PART III		44
Item 10.	Directors and Executive Officers of the Registrant	44
Item 11.	Executive Compensation	44
Item 12.	Security Ownership of Certain Beneficial Owners and Management	44
Item 13.	Certain Relationships and Related Transactions	44
PART IV		45
Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	45
	VALUATION AND QUALIFYING ACCOUNTS	50
	REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS	51
SIGNATURES		52
EXHIBIT INDEX		53
	SUBSIDIARIES OF THE COMPANY	57
	CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS	58

    Except as otherwise stated, the information contained in this Annual Report is as of December 31, 1999. Information contained in this Report includes forward-looking statements, which can be identified by the use of forward-looking terminology such as "believes," "may," "will," "expects," "intends," "plans," "anticipates," "estimates" or "continues" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. The Company undertakes no obligation to revise these forward-looking statements to reflect any future events or circumstances. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences are discussed under the caption "Factors Affecting the Company's Prospects."

PART I

Item 1. Business

    Scott Technologies, Inc. (referred to, with its subsidiaries and divisions, and their predecessor entities, unless the context otherwise requires, as the "Company") is comprised of one reporting segment, Scott Aviation, which operates primarily in North America. The Company's strategy is to grow through strategic acquisitions (such as Scott/Bacharach Instruments, LLC and AV-OX, Inc. which were completed in 1999), systematic market expansion and new and "next generation" product development (such as the thermal imaging camera introduced in 1999).

    Scott Aviation is a leading manufacturer of life support respiratory products and consists of two principal business units: Health & Safety and Aviation & Government. The two business units have benefited from several similarities. Scott Aviation has used its broad experience and expertise in high pressure gas regulation and distribution developed from the two product business units to provide end-users with products that are reliable, durable, light-weight, compact in size and user-friendly. Each business unit has also benefited from the common use of manufacturing cell and team technology. In addition, Scott Aviation's uniform quality assurance program has allowed the business units to work jointly to comply with the rigorous quality requirements of the government, regulatory agencies and customers.

    Scott Aviation's Health & Safety unit designs and manufactures the Scott Air-Pak* SCBA (self-contained breathing apparatus), air-purifying products, gas detection instruments, thermal imaging cameras and other life support products for firefighting and personal protection against environmental and safety hazards. Scott Aviation's Aviation & Government unit designs and manufactures protective breathing equipment, pilots and crew oxygen masks, and emergency oxygen systems for passengers and crew members on commercial, government and private aircraft and ships.

*
Registered or common law trademark and service mark of SCOTT TECHNOLOGIES, INC. and its subsidiaries.

    On September 1, 1999, the Company and Bacharach Holdings, Inc. and Affiliates ("Bacharach") entered into a joint venture, known as Scott/Bacharach Instruments, LLC, for the purpose of designing, developing, manufacturing and distributing gas detection products, including fixed and portable instruments. The Company contributed approximately $14 million in cash in exchange for a 51% interest in the newly formed company and Bacharach contributed certain assets in exchange for a 49% interest in the newly-formed company.

    In connection with the creation of the joint venture, the parties entered into an agreement which provides the Company with the right to acquire Bacharach's interest any time during the four-year period commencing September 1, 2000 for an amount equal to the greater of $13.7 million or a formula based on sales. Bacharach may also exercise its rights to sell its interest to the Company during the same period. If neither party has exercised its rights by September 1, 2004, the Company is obligated to acquire Bacharach's interest. In addition, the Company must pay to Bacharach its share of any undistributed net earnings of the joint venture. Because the Company effectively has purchased, with a deferred payment, 100% of the joint venture, it has been fully consolidated in the accompanying financial statements. The remaining estimated purchase obligation of $20.4 million has been recorded as a current liability and goodwill of $33.6 million is being amortized over 20 years.

    On December 8, 1999, the Company purchased 100% of the common stock of AV-OX, Inc., which provides maintenance and overhaul services for oxygen-related equipment to the aviation industry. The Company paid approximately $8 million in cash and is obligated to pay an additional amount of up to $2 million based on targeted sales and EBIT (earnings before interest and taxes) goals.

    The Company's business is managed at the segment level. Financial, legal, real estate and certain administrative functions are performed at the corporate offices. The Company's real estate development activities, conducted through its subsidiary, STI Properties, Inc., are reported as a corporate department.

Customers

    During 1999, the Company had no single customer that accounted for more than 10% of its net sales. Aviall, Inc., which is a distributor of Scott Aviation's aviation products, accounted for approximately 9.3%, 13.5% and 10.4% of the Company's 1999, 1998 and 1997 net sales, respectively. The U.S. Government accounted for 5.2%, 7.1% and 10.0% of the Company's total net sales for 1999, 1998 and 1997, respectively. The net sales to the U.S. Government are subject to the standard government contract clause that permits the government to terminate such contracts at its convenience. In the event of such termination, there are provisions to enable the Company to recover its costs plus a fee. The Company does not anticipate the termination of any of its major government contracts. No other single customer accounted for more than 10% of the Company's net sales during 1998 or 1997.

Competition

    Scott Aviation is engaged in industries characterized by substantial competition in the form of price, service, quality and design. The Company believes that in the United States, Scott Aviation is among the leading designers and manufacturers of protective breathing and emergency oxygen equipment.

Patents and Trademarks

    Scott Aviation owns and is licensed under a number of patents and trademarks that are sufficient for its operations. Its business as a whole is not materially dependent upon any one patent, trademark or license or any technologically related group of patents or licenses.

Backlog of Orders

    As of December 31, 1999 and 1998, Scott Aviation had a backlog of orders of $57.1 million and $61.2 million, respectively. On these dates such backlog amounts were believed to be firm. However, realization of the backlog amounts depends on, among other things, general economic and business conditions in 2000 that cannot be predicted. Of the backlog, $7.3 million and $4.8 million at December 31, 1999 and 1998, respectively, are not expected to be completed within twelve months.

Raw Materials

    The Company believes that the principal raw materials and purchased component parts for the manufacturing of Scott Aviation's products are available from a number of suppliers and are generally available in sufficient quantities to meet its current requirements.

Effect of Environmental Compliance

    At the present time, compliance with federal, state and local provisions with respect to environmental protection and regulation has not had, and is not expected to have, a material impact on the Company's capital expenditures, earnings, operations, financial position or competitive position.

Employees

    As of December 31, 1999, the Company's workforce was comprised of 1,028 employees. Approximately 231 employees are covered by a collective bargaining agreement expiring on November 15, 2002. The Company considers its overall relations with its workforce to be satisfactory.

Research and Development

    The Company's research and development activities consisted of customary product development activities at Scott Aviation. Research and development expenditures were $3.6 million, $3.1 million and $3.3 million for 1999, 1998 and 1997, respectively.

Distribution

    Scott Aviation's products and services are marketed and sold through Company salesmen, independent distributors and dealers, manufacturers' agents and directly to government agencies.

Financial Information About the Company's Business Units

SCOTT TECHNOLOGIES, INC. AND SUBSIDIARIES

(in thousands)

	Year Ended December 31,
	1999	1998	1997
Sales to Unaffiliated Customers* by Product Line of Scott Aviation:
Health & Safety Products	$114,696	$90,351	$78,069
Aviation & Government Products	86,845	86,757	80,189

Total Sales to Unaffiliated Customers	$201,541	$177,108	$158,258

Major Customer Sales*:
Aviall, Inc.	$18,808	$23,863	$16,511
U.S. Government	10,534	12,654	15,885

Total Major Customer Sales	$29,342	$36,517	$32,396

Export Sales—United States to*:
Canada	$11,271	$9,502	$8,865
Other	7,235	5,397	3,906
Europe	6,590	5,291	6,052
Asia	3,392	7,368	3,979

Total U.S. Export Sales	$28,488	$27,558	$22,802

Operating Income(Loss)*:
Scott Aviation	$44,336	$38,218	$32,941
Corporate and Unallocated Expenses	(6,771)	(9,889)	(9,022)

Total Operating Income	$37,565	$28,329	$23,919

Identifiable Assets:
Scott Aviation	$115,948	$58,687	$51,067
Corporate	155,678	158,655	219,047
Discontinued Operations	7,463	45,842	62,700

Total Identifiable Assets	$279,089	$263,184	$332,814

Capital Expenditures:
Scott Aviation	$7,140	$4,788	$3,480
Corporate	301	1,152	2,227
Discontinued Operations	1,950	1,317	2,966

Total Capital Expenditures	$9,391	$7,257	$8,673

Depreciation and Amortization:
Scott Aviation	$3,588	$2,117	$1,562
Corporate	268	254	313
Discontinued Operations	1,345	2,237	4,994

Total Depreciation and Amortization	$5,201	$4,608	$6,869

*
Excludes those operating units that are discontinued operations. See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

Executive Officers of the Company

    As of March 24, 2000, the following executive officers of the Company serve in the positions indicated:

    ROBERT P. COLLINS, Chairman of the Company's Board of Directors since November 1998; Director of Scott Technologies, Inc. since December 1997; Chief Executive Officer, Capstone Partners, Inc., a management consulting firm which assists international companies in designing and implementing strategic expansion programs, since 1998; President and Chief Executive Officer, GE Fanuc Automation North America, Inc., a manufacturer of industrial control systems, from 1987 to 1998; Director of Comdial Corporation, a provider of integrated communications solutions for small and mid-size organizations, since 1998; Director of CSE Systems & Engineering Ltd., an engineering consulting firm and installer of automation systems, since 1999; age 61.

    GLEN W. LINDEMANN, President and Chief Executive Officer since September 1997; President, Scott Aviation from June 1989 to September 1997; Director of the Company since November 1996; age 60.

    MARK A. KIRK, Senior Vice President and Chief Financial Officer since July, 1998; President and Chief Operating Officer (May 1997 to July 1998) and Chief Financial Officer (February 1997 to March 1998) of HMI Industries, Inc., a heavy metal stamping and consumer products company; Senior Vice President and Chief Financial Officer from 1993 to 1997 of Anchor Glass, a manufacturer of glass bottles and other containers. Mr. Kirk serves as a Director of HMI Industries, Inc.; age 42.

    DEBRA L. KACKLEY, Vice President, General Counsel and Secretary since April 1998; Corporate General Attorney from December 1996 to April 1998; Associate Attorney, Spieth, Bell, McCurdy and Newel, L.P.A., a law firm, from January 1992 to November 1996; age 44.

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

Item 2. Properties

    The Company's principal manufacturing plants have approximately 281,000 square feet of floor area for manufacturing, warehousing and administrative uses. Approximately 235,000 square feet of this area is owned and the balance is leased. The Company believes that its facilities are suitable for its purposes, having adequate productive capacity for present and anticipated needs.

Principal Facilities	Approx. Floor Area (Sq. Feet)
Monroe, NC	124,000
Lancaster, NY	104,000
South Haven, MI	32,000
Exton, PA	21,000
Van Nuys, CA	22,000
Louisville, Ky	12,000

Item 3. Legal Proceedings

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

Item 4. Submission of Matters to a Vote of Security Holders

    None.

PART II

Item 5. Market for the Company's Common Stock and Related Stockholder Matters

    The Company's Common Stock is traded on the over-the-counter market and quoted in the Nasdaq Stock Market. Prior to December 16, 1998 the Company's two classes of common stock were traded under the following symbols: Class A Common Stock "SCTTA" and Class B Common Stock "SCTTB." On December 15, 1998 the stockholders of the Company voted to collapse the dual classes of common stock into a single new class of common stock designated as "common stock." As of December 16, 1998 the new common stock is traded under the symbol "SCTT."

    The high and low sales prices recorded on the Nasdaq Stock Market for each quarterly period during the years 1999 and 1998 are set forth below. The high and low sales prices for the fourth quarter of 1998 for Class A and Class B were through December 15, 1998. The high and low sale prices for the fourth quarter of 1998 for the new common stock were for the period December 16, 1998 through December 31, 1998.

	1999 Quarter				1998 Quarter
	1st	2nd	3rd	4th	1st	2nd	3rd	4th
Class A:
Low	N/A	N/A	N/A	N/A	$11.625	$12.875	$10.00	$10.375
High	N/A	N/A	N/A	N/A	$14.00	$15.25	$15.1875	$15.625
Class B:
Low	N/A	N/A	N/A	N/A	$10.75	$12.00	$10.625	$10.75
High	N/A	N/A	N/A	N/A	$12.625	$15.00	$15.375	$15.375
Common Stock:
Low	$15.375	$16.375	$16.25	$17.125	N/A	N/A	N/A	$14.625
High	$18.625	$19.5625	$20.375	$21.625	N/A	N/A	N/A	$16.625

    As of February 1, 2000, there were 6,055 holders of Common Stock.

    No dividends were paid in 1999 or 1998.

Item 6. Summary of Selected Financial Data

    The following tables set forth selected consolidated financial data of the Company for the five years ended December 31, 1999. This data has been derived from the Company's audited consolidated financial statements. These tables should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of the Company included elsewhere herein. The report of Arthur Andersen LLP, independent auditors, covering the Company's consolidated financial statements for the years ended December 31, 1999, 1998 and 1997, is also included elsewhere herein.

	Year Ended December 31,
	1999	1998	1997	1996	1995
Financial Data (in thousands)
Net Sales	$201,541	$177,108	$158,258	$136,684	$112,569
Income (Loss) from Continuing Operations before Extraordinary Item	$19,238	$9,494	$5,080	$22,902	$(28,295)
Income (Loss) from Discontinued Operations, net of tax	31,201	(16,373)	(6,808)	398	12,205
Extraordinary (Loss), net of tax	(156)	(1,689)	(778)	—	—

Net Income (Loss)	$50,283	$(8,568)	$(2,506)	$23,300	$(16,090)

Total Assets	$279,089	$263,184	$332,814	$348,110	$320,012
Total Debt	$75,000	$100,031	$159,433	$183,541	$192,136
Per Share Data—Basic EPS:
Income (Loss) from Continuing Operations before Extraordinary Item	$1.06	$0.52	$0.27	$1.25	$(1.57)
Income (Loss) from Discontinued Operations	1.73	(0.90)	(0.37)	0.02	0.68
Extraordinary (Loss)	(0.01)	(0.09)	(0.04)	—	—

Net Income (Loss)	$2.78	$(0.47)	$(0.14)	$1.27	$(0.89)

Per Share Data—Assuming Dilution:
Income (Loss) from Continuing Operations before Extraordinary Item	$1.05	$0.52	$0.27	$1.22	$(1.57)
Income (Loss) from Discontinued Operations	1.70	(0.90)	(0.36)	0.02	0.68
Extraordinary (Loss)	(0.01)	(0.09)	(0.04)	—	—

Net Income (Loss)	$2.74	$(0.47)	$(0.13)	$1.24	$(0.89)

Cash Dividends	—	—	—	—	—

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

    Information contained herein includes forward-looking statements, which can be identified by the use of forward-looking terminology such as "believes," "may," "will," "expects," "intends," "plans," "anticipates," "estimates" or "continues" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. The Company undertakes no obligation to revise these forward-looking statements to reflect any future events or circumstances. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences are discussed under the caption "Factors Affecting the Company's Prospects."

Financial Summary

Discussion of 1999 Compared to 1998

    Net sales increased by 13.8% in 1999 to $201.5 million from $177.1 million in 1998. Health & Safety net sales increased by approximately $24.3 million, or 26.9%, to $114.7 million, while Aviation & Government net sales increased by approximately $0.1 million, to $86.8 million, compared to 1998. The increase in Health & Safety net sales was due to an increase in the amount of shipments of products, primarily Air-Paks*, as well as approximately $6 million of sales from the thermal imaging camera introduced during 1999 and approximately $7 million of sales of Scott/Bacharach Instruments, LLC, which was formed on September 1, 1999. Gross profit increased by 19.2% in 1999 to $68.3 million from $57.3 million in 1998 as a result of higher sales, successful cost reduction initiatives and a change in product mix including higher gross margins from Scott/Bacharach Instruments, LLC. Operating income improved by $9.2 million to $37.6 million as a result of the improved gross profit combined with a reduction in corporate general and administrative expenses. Income before income taxes from continuing operations improved by $14.5 million to $30.4 million in 1999 primarily due to the profit improvement previously mentioned combined with lower interest expense as a result of reduced debt levels.

    Income from discontinued operations for 1999 included income from operations, representing Interstate Electronics Corporation ("IEC") net operating results, and income on disposal including (1) the second quarter pretax gain from the sale of IEC of $27.2 million, (2) a second quarter $4.0 million pretax charge to adjust the carrying value of real estate related to discontinued operations, (3) the $28.0 million pretax gain resulting from the receipt of additional consideration upon the achievement of certain performance criteria set forth in the terms of the 1997 sale of Snorkel (the "Snorkel Earn-Out") and (4) a fourth quarter pretax charge of $5.0 million to adjust certain deferred divestiture proceed assets related to disposed operations.

Discussion of 1998 Compared to 1997

    Net sales increased by 11.9% in 1998 to $177.1 million from $158.3 million in 1997, principally due to a greater volume of sales at Scott Aviation. Gross profit increased by 10.2% in 1998 to $57.3 million from $52.0 million in 1997 as a result of the higher sales. Operating income improved by $4.4 million to $28.3 million as a result of the improved gross profit. Income before income taxes from continuing operations improved by $8.2 million to $15.9 million in 1998 primarily due to the profit improvement previously mentioned combined with lower interest expense as a result of reduced debt levels.

    The loss on discontinued operations for 1998 included loss from operations and loss on disposal. Loss from operations represents IEC's net operating results for 1998. Loss on disposal included (1) a third quarter pretax charge of $9.8 million comprised of: a $5.0 million addition to the self-insurance accrual to reflect recent adverse experience, a $3.2 million charge related to under-funded foreign pension plans and a $1.6 million loss provision for litigation defense costs related to discontinued operations and (2) a fourth quarter pretax charge of $7.0 million related to: a $2.5 million addition to environmental reserves, a $2.5 million addition to litigation reserves and a $2.0 million addition to insurance reserves as part of the premium to purchase aggregate stop-loss coverage.

Segment Information

    The Company currently has one operating segment, Scott Aviation. The results of operations are as follows:

Scott Aviation

Financial Review

    The annual results of operations were as follows (in thousands):

	1999	1998	'99 vs '98 change	1997	'98 vs '97 change
Net Sales	$201,541	$177,108	$24,433	$158,258	$18,850
Cost of Sales	133,206	119,853	13,353	106,234	13,619

Gross Profit on Sales	68,335	57,255	11,080	52,024	5,231
% of Sales	33.9%	32.3%		32.9%
Operating Expenses:
Selling, General and Administrative	20,428	15,924	4,504	15,745	179
Research and Development	3,571	3,113	458	3,338	(225)

Total Operating Expenses	23,999	19,037	4,962	19,083	(46)

Operating Income	$44,336	$38,218	$6,118	$32,941	$5,277

% of Sales	22.0%	21.6%		20.8%

    1999 quarterly results were as follows (in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Twelve Months
Net Sales	$48,753	$50,193	$49,998	$52,597	$201,541
Cost of Sales	32,929	33,158	32,807	34,312	133,206

Gross Profit on Sales	15,824	17,035	17,191	18,285	68,335
% of Sales	32.5%	33.9%	34.4%	34.8%	33.9%
Operating Expenses:
Selling, General and Administrative	4,264	4,552	5,083	6,529	20,428
Research and Development	756	815	903	1,097	3,571

Total Operating Expenses	5,020	5,367	5,986	7,626	23,999

Operating Income	$10,804	$11,668	$11,205	$10,659	$44,336

% of Sales	22.2%	23.2%	22.4%	20.3%	22.0%

Discussion of 1999 Compared to 1998

    Net sales for 1999 increased by approximately 13.8%, compared to net sales for 1998. Health & Safety net sales increased by approximately $24.3 million, or 26.9%, to $114.7 million, while Aviation & Government net sales increased by approximately $0.1 million, to $86.8 million, compared to 1998. The increase in Health & Safety net sales was due to an increase in the amount of shipments of products, primarily Air-Paks*, as well as approximately $6 million of sales from the thermal imaging camera introduced during 1999 and approximately $7 million of sales from Scott/Bacharach Instruments, LLC, which was formed on September 1, 1999.

*
Registered or common law trademark and service mark of SCOTT TECHNOLOGIES, INC. and its subsidiaries.

    Gross profit increased in 1999 to $68.3 million compared to last year's $57.3 million as a result of increased sales, successful cost reduction initiatives and a change in product mix including higher gross margins from Scott/Bacharach Instruments, LLC. The 1999 gross margin of 33.9% was higher than the 1998 gross margin of 32.3% due to the above mentioned cost reductions.

    Selling, general and administrative expenses increased slightly as a percentage of sales for 1999, when compared to 1998, due primarily to higher selling, general and administrative expenses (including amortization of goodwill) associated with the Scott/Bacharach joint venture. Research and development expenses in 1999 were relatively flat as a percentage of sales, when compared to 1998.

Discussion of 1998 Compared to 1997

    Net sales increased for the year due to increased shipments of oxygen products to Aviation & Government customers of approximately 8%, and increased shipments of Scott Air-Paks* to Health & Safety customers of approximately 18%. In 1998 and 1997, sales of $1.6 million and $9.5 million, respectively, were represented by a multi-year contract with the U.S. Government for emergency escape breathing devices; shipments under such contract ended, as expected, in February 1998.

    Gross profit increased in 1998 to $57.3 million compared to the prior year's $52.0 million as a result of significantly increased sales. The 1998 gross margin of 32.3% represented a slight decrease when compared to the 1997 gross margin due to competitive pricing pressures.

    Selling, general and administrative expenses have increased slightly in dollar amounts in support of increased sales, but as a percentage of net sales were lower when compared to 1997.

    Research and development expenses in 1998 were slightly lower when compared to the prior year.

Corporate And Unallocated Costs And Expenses

Financial Review

    Corporate activity and unallocated costs and expenses were as follows (in thousands):

	1999	1998	'99 vs '98 change	1997	'98 vs '97 change
Selling, General and Administrative	$6,771	$9,889	$(3,118)	$9,022	$867

Other Expenses (Income):
Refinancing Costs	375	652	(277)	524	128
Interest Expense	8,727	12,550	(3,823)	21,811	(9,261)
Interest Income	(3,597)	(3,396)	(201)	(5,214)	1,818
Other, Net	1,662	2,602	(940)	(954)	3,556

    1999 quarterly results were as follows (in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Twelve Months
Selling, General and Administrative	$1,783	$1,828	$1,798	$1,362	$6,771

Other Expenses (Income):
Refinancing Costs	94	94	93	94	375
Interest Expense	2,528	2,433	2,191	1,575	8,727
Interest Income	(599)	(639)	(1,295)	(1,064)	(3,597)
Other, Net	472	407	353	430	1,662

Discussion of 1999 Compared to 1998

    Selling, general and administrative expenses decreased by $3.1 million in 1999 compared with 1998. The decrease was primarily due to lower professional fees and lower payroll and fringes.

    Interest expense decreased for 1999 due to lower outstanding debt.

    Interest income increased slightly for 1999 due primarily to the Company's increased cash balances during the year.

Discussion of 1998 Compared to 1997

    Selling, general and administrative expenses increased by $0.9 million in 1998 compared with 1997. The increase was primarily due to a $1.1 million charge for severance costs associated with cost reduction initiatives in the fourth quarter of 1998.

    Interest expense decreased for 1998 due to lower outstanding debt in 1998 compared with 1997 and interest expense recorded in 1997 on the discounted present value of insurance reserves.

    Interest income decreased for 1998 due primarily to the reduction in the Company's cash position, combined with interest income recognized in 1997 related to negotiated federal and foreign tax audits.

Discontinued Operations

    Income from operations of discontinued operations, net of tax, in 1999, 1998 and 1997, represents the operating results of the Company's Snorkel division from January 1, 1997 through its sale on November 17, 1997, and the operating results of the Company's IEC subsidiary from January 1, 1997 through its sale on June 30, 1999.

    On June 30, 1999, the Company completed the sale of its IEC subsidiary to L-3 Communications Corporation for $60 million. As a result of the sale of IEC, the Company recorded an after-tax gain on disposal of discontinued operations of $17.3 million in 1999.

    In 1999, gain on disposal included the second quarter pretax gain from the sale of IEC of $27.2 million, a second quarter $4.0 million pretax charge to adjust the carrying value of real estate related to discontinued operations, the $28.0 million pretax gain from the Snorkel Earn-Out and a fourth quarter $5.0 million pretax charge to adjust certain deferred divestiture proceed assets related to disposed operations.

    In 1998, loss on disposal included (1) a third quarter pretax charge of $9.8 million comprised of: a $5.0 million addition to the self-insurance accrual to reflect recent adverse experience, a $3.2 million charge related to under-funded foreign pension plans and a $1.6 million loss provision for litigation defense costs related to discontinued operations and (2) a fourth quarter pretax charge of $7.0 million related to: a $2.5 million addition to environmental reserves, a $2.5 million addition to litigation reserves and a $2.0 million addition to insurance reserves as part of the premium to purchase aggregate stop-loss coverage.

    Loss on disposal of discontinued operations in 1997 of $7.3 million, net of tax benefit, represents a $17.0 million provision to increase the Company's self-insurance accrual to reflect the cost of the December 1997 settlement of a specific personal injury lawsuit against a previously discontinued business; the gain from the sale of the Company's Snorkel division of $23.6 million; a $9.2 million addition to the self-insurance accrual for discontinued businesses to reflect general adverse experience on claims based upon a December 1997 actuarially prepared valuation; a $6.5 million allowance against the carrying value of deferred divestiture proceeds to reflect probable settlements of ongoing disputes underlying prior divestitures; a $1.5 million loss provision for litigation arising from a discontinued unit as a result of a December 1997 lawsuit; and $1.6 million of other adjustments.

Extraordinary Item

    During the second quarter of 1999, the Company paid $17.1 million to retire $16.6 million of its 9.875% Senior Notes due October 1, 1999. The payment included a $0.2 million premium for the early retirement of the debt and $0.3 million of accrued interest. Accordingly, in the second quarter of 1999, the Company recorded an extraordinary after-tax loss of $0.2 million. Additionally, the Company paid the principal, without premium or discount, on the remaining balance of its 9.875% Senior Notes on September 30, 1999.

    In 1998, the Company paid $64.0 million to extinguish $60.6 million of its 9.875% Senior Notes due October 1, 1999. The payments included a $2.7 million premium for the early retirement of the debt and $0.7 million of accrued interest. Accordingly, the Company recorded an extraordinary after-tax loss of $1.7 million.

    In the fourth quarter of 1997, the Company prepaid the mortgage on its former Willoughby, Ohio headquarters facility and purchased in the open market $15.7 million of its 9.875% Senior Notes due October 1, 1999. The premiums associated with these early extinguishments of debt were $1.3 million and are presented, net of a tax benefit of $0.5 million, as an extraordinary loss.

Financial Position And Liquidity

    At December 31, 1999, cash and cash equivalents reflected in the Company's consolidated statements of cash flows totaled $67.9 million, an increase of $28.5 million from December 31, 1998 primarily related to operations, changes in working capital and proceeds from the sale of divested businesses.

    Net cash provided by operating activities was $66.9 million, reflecting net income of $50.3 million, depreciation and amortization of $5.2 million and the net change in other operating activities of $11.4 million.

    Net cash used by investing activities was $3.3 million, consisting of capital expenditures of $9.4 million for machinery, equipment, tooling and real estate development costs and investments totaling $22.1 million for the Scott/Bacharach joint venture and the acquisition of AV-OX, Inc. These cash outlays were offset by proceeds from the sale of property, plant and equipment of $7.8 million and proceeds received from business divestitures of $20.4 million.

    Net cash used by financing activities was $35.2, million which included $100.0 million in principal payments on debt and $12.3 million to repurchase 635,300 shares of the Company's common stock at market prices offset by $75.0 million in borrowings from the Company's credit facility and $2.1 million in proceeds from the issuance of common stock in connection with the Company's stock option plan.

    Liquidity is provided by the Company's cash and cash equivalents, which totaled $67.9 million at December 31, 1999, and by a $75 million line of credit, of which $60.2 million was available at December 31, 1999. On September 30, 1999, the Company paid the outstanding principal on its 9.875% Senior Notes due October 1, 1999 by using cash and a portion of its $75 million term loan facility available under the Company's Amended Credit Agreement. (See also Note 7 "Credit Facility" to the financial statements).

    The Company expects to grow through strategic acquisitions (such as Scott/Bacharach Instruments, LLC and AV-OX, Inc., which were completed in 1999), systematic market expansion, new and "next generation" product development (such as the thermal imaging camera introduced in 1999) and consideration of alternative strategies that may further enhance stockholder value.

    The Company's cash balance at December 31, 1999 is available for general corporate purposes. Those purposes may include investment in the current operations of the Company, payment of liabilities associated with previously divested businesses, use as all or a portion of the purchase price of possible acquisitions and stock repurchases. The Company's Board of Directors has authorized the Company to repurchase up to 3 million shares of its common stock. The Company repurchased 635,300 and 684,600 shares of its common stock at market prices during 1999 and 1998, respectively. Additionally, between January 1, 2000 and March 24, 2000, the Company has purchased an additional 808,200 shares of its common stock at a cost of $15.1 million.

Factors Affecting The Company's Prospects

    The prospects of the Company may be affected by a number of factors, including the matters discussed below:

    DEPENDENCE ON GOVERNMENT CONTRACTS—Sales from continuing operations to the U.S. Government represented approximately 5.2%, 7.1% and 10.0% of Scott Aviation's sales in 1999, 1998 and 1997, respectively. The Company expects to continue to derive a portion of Scott Aviation's revenues from Government contracts. Consequently, fluctuations in military spending by the U.S. Government could adversely affect the Company's revenues and profitability. In addition, since these contracts are the result of competitive bidding processes, there can be no assurance that the Company will be awarded future contracts, or that once awarded, the Government will not terminate such contracts at its convenience.

    COMPETITION—Scott Aviation's Health & Safety unit designs and manufactures the Scott Air-Pak*, air-purifying products, gas detection instruments, thermal imaging cameras and other life support products for firefighting and personal protection against environmental and safety hazards. Scott Aviation's Aviation & Government unit designs and manufactures protective breathing equipment, pilot and crew oxygen masks, and emergency oxygen systems for passengers and crew members on commercial, government and private aircraft and ships. Both of these manufacturing units participate in markets which are technology-based, industry-regulated and highly competitive. Failure by Scott Aviation to develop new products and/or remain competitive with changing industry conditions could adversely affect market share.

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

    LEVERAGE—Part of the Company's strategy is to grow through acquisitions. Any such future acquisition could involve the incurrence of significant additional debt. In addition, the Company's Board of Directors has authorized the Company to purchase up to 3 million shares of its common stock. The Company purchased 635,300 and 684,600 shares of its common stock during 1999 and 1998, respectively. Future purchases of common stock could affect leverage. The degree to which the Company is leveraged could: (i) impair the Company's ability to obtain future financing for acquisitions, a refinancing or other purposes; (ii) make it more vulnerable than some of its competitors in a prolonged economic downturn and (iii) restrict its ability to exploit new business opportunities and limit its flexibility to respond to changing business conditions.

    DISCONTINUED OPERATIONS—Since January 1, 1994, the Company has sold numerous businesses. The contract terms included representations, warranties and indemnification provisions made by the Company. Remedies available for breaches of representations and warranties range from monetary relief in specific amounts for specific breaches to unlimited amounts.

    The Company has generally retained liability for the conduct of the sold businesses prior to the date of sale. As a result, the Company is subject to various known and contingent liabilities, including indemnification obligations, with respect to its discontinued operations. The Company has established reserves for losses that may arise out of workers' compensation, product liability and general liability claims, environmental risks, tax and other matters. In addition, effective December 31, 1999, the Company purchased a $20 million umbrella insurance policy that covers certain liabilities incurred by the Company in excess of a certain threshold amount. The Company believes that its reserves are appropriate and adequate. However, as these contractual matters are subject to significant uncertainty, no assurances can be given that the ultimate resolution of these matters will not have a material adverse effect upon the Company's financial position, operating results or cash flows.

    At December 31, 1999, the Company's balance sheet reflected $7.5 million of net deferred divestiture proceeds. Deferred divestiture proceeds include management's best estimates of the amounts expected to be realized after the resolution of the underlying matters. The amounts that the Company ultimately realizes from these assets may differ materially from the amounts recorded.

    STRATEGIC PLAN—The Company's strategic plan is to grow through strategic acquisitions, systematic market expansion and new and "next generation" product development.

    Part of the Company's strategy is to grow through acquisitions. There can be no assurance, however, that the Company will identify further attractive acquisitions, that such acquisitions will be consummated, or that, if consummated, such as the acquisitions of the assets included in Scott/ Bacharach Instruments, LLC and of AV-OX, Inc., any anticipated benefits will be realized from such acquisitions. In addition, the availability of additional acquisition financing cannot be assured and, depending on the terms of such additional acquisitions, could be restricted by the terms of the Amended Credit Agreement. Moreover, the process of integrating acquired operations into the Company's existing operations may result in unforeseen operating difficulties and may require significant financial resources that would otherwise be available for the ongoing development or expansion of the Company's existing operations. Future acquisitions by the Company would likely result in amortization expense of goodwill, which could have a material adverse effect on the Company's financial condition and operating results.

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

    The Company expects to continue to purchase products for resale and for the Company's use in its manufactured products when it believes that such purchases are more appropriate than its internal development of the technology or continued use of existing technology. The continued availability of such products for purchase by the Company will depend upon the terms of the purchase arrangements, including license arrangements that relate to products that account for as much as 15% of the Company's revenues, and the Company's ability to negotiate appropriate extensions or revisions to such arrangements upon their termination. No assurance can be given that the Company will be able to negotiate appropriate extensions or revisions to purchase arrangements that will enable the Company to obtain all of the products that it requires for its operations or that any revisions to such purchase arrangements will provide the Company with the same level of profitability as under the prior arrangements.

    YEAR 2000 ISSUE—As of March 24, 2000, the Company has not experienced any material Year 2000 problems (including the date rollover from February 29, 2000 to March 1, 2000) relating to its manufacturing equipment, business systems and products. There has been no material delay in receiving, processing, manufacturing or shipping of orders and products to customers. While the Company has experienced no material problems, there can be no absolute assurance that there may not be some problem that is unknown to the Company at this time.

    While the Company has not experienced any material delays in receiving products from suppliers, the Company cannot be certain that its vendors have not experienced, or will not experience, delays due to the Year 2000 issue. The Company has taken steps to assess whether vendors are compliant and has developed contingency strategies, as appropriate, as part of its Year 2000 plan. These contingency strategies include identifying alternate suppliers, developing procedures to override internal computer systems, increasing inventory levels and reallocating internal resources as necessary.

    The Company's expenses were primarily limited to internal costs incurred in the Year 2000 issue assessment process. The Company does not separately track such internal costs which are principally associated with payroll expenses, but estimates that the Year 2000 compliance costs for 1999 were minimal. The Company estimates that the total costs (including those costs already incurred) will be approximately $1.5 million. However, there can be no assurance that the Company will not incur any unanticipated costs in its Year 2000 Compliance Project.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

    The Company has variable rate debt obligations (as described in the "Notes to Consolidated Financial Statements—Note 7—Credit Facility", included elsewhere herein) subject to market risk from changes in interest rates. Sensitivity analysis is one technique used to measure the impact of changes in interest rates on the value of market-risk sensitive financial instruments. A hypothetical 10% increase in interest rates would have the following impact on the Company's future earnings, fair value or cash flows:

Increase in Interest Expense (in thousands)
2000	$7,187
2001	6,382
2002	5,059
2003	3,245
2004	934

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders
Scott Technologies, Inc.

    We have audited the accompanying consolidated balance sheets of Scott Technologies, Inc. (a Delaware corporation) and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Scott Technologies, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

/s/

ARTHUR ANDERSEN LLP

Cleveland, Ohio,
January 19, 2000

SCOTT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31,

(in thousands, except per share data)

	1999	1998	1997
Net Sales	$201,541	$177,108	$158,258
Cost of Sales	133,206	119,853	106,234

Gross Profit on Sales	68,335	57,255	52,024
Operating Expenses:
Selling, General and Administrative	27,199	25,813	24,767
Research and Development	3,571	3,113	3,338

Total Operating Expenses	30,770	28,926	28,105

Operating Income	37,565	28,329	23,919

Other Expense (Income):
Refinancing Costs	375	652	524
Interest Expense	8,727	12,550	21,811
Interest Income	(3,597)	(3,396)	(5,214)
Other, Net	1,662	2,602	(954)

Income from Continuing Operations before Income Tax Provision and Extraordinary Item	30,398	15,921	7,752
Income Tax Provision	11,160	6,427	2,672

Income from Continuing Operations before Extraordinary Item	19,238	9,494	5,080
Discontinued Operations, net of tax:
Income (Loss) from Operations	1,761	(6,275)	500
Gain (Loss) on Disposal	29,440	(10,098)	(7,308)

	31,201	(16,373)	(6,808)
Income (Loss) before Extraordinary Item	50,439	(6,879)	(1,728)
Extraordinary Item—(Loss) on Extinguishment of Debt, net of tax	(156)	(1,689)	(778)

Net Income (Loss)	$50,283	$(8,568)	$(2,506)

Weighted Average Shares—Basic	18,075	18,321	18,411
Weighted Average Shares—Diluted	18,357	18,390	18,650
Per Share Data—Basic EPS:
Income from Continuing Operations	$1.06	$0.52	$0.27
Income (Loss) from Discontinued Operations	1.73	(0.90)	(0.37)

Income (Loss) before Extraordinary Item	2.79	(0.38)	(0.10)
Extraordinary (Loss)	(0.01)	(0.09)	(0.04)

Net Income (Loss)	$2.78	$(0.47)	$(0.14)

Per Share Data—Assuming Dilution:
Income from Continuing Operations	$1.05	$0.52	$0.27
Income (Loss) from Discontinued Operations	1.70	(0.90)	(0.36)

Income (Loss) before Extraordinary Item	2.75	(0.38)	(0.09)
Extraordinary (Loss)	(0.01)	(0.09)	(0.04)

Net Income (Loss)	$2.74	$(0.47)	$(0.13)

See Notes to Consolidated Financial Statements.

SCOTT TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 1999 AND 1998

(in thousands)

	1999	1998
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$67,924	$39,344
Trade Accounts Receivable, less Allowance for Uncollectible Accounts of $334 in 1999 and $257 in 1998	18,938	13,978
Inventories	33,193	26,360
Prepaid Expenses	2,311	939
Recoverable Income Taxes	—	974
Current Deferred Tax Asset	14,060	28,000
Net Assets Related to Discontinued Operations	—	25,039

Total Current Assets	136,426	134,634

PROPERTY, PLANT AND EQUIPMENT
Land and Land Improvements	29,783	37,395
Buildings and Leasehold Improvements	12,718	14,696
Machinery and Equipment	26,492	18,682

	68,993	70,773
Accumulated Depreciation	(18,828)	(17,972)

Net Property, Plant and Equipment	50,165	52,801

OTHER ASSETS
Deferred Divestiture Proceeds and Other, Net	7,463	20,803
Prepaid Pension Costs	18,948	15,687
Intangible Assets	40,268	1,866
Cash Surrender Value of Insurance Policies	6,204	4,838
Prepaid Finance Costs	1,875	1,800
Deferred Tax Asset	13,215	26,936
Other	4,525	3,819

Total Other Assets	92,498	75,749

Total Assets	$279,089	$263,184

See Notes to Consolidated Financial Statements.

	1999	1998
LIABILITIES
CURRENT LIABILITIES
Accounts Payable	$12,910	$15,661
Accrued Insurance Reserves	9,380	10,853
Accrued Compensation	4,315	3,964
Accrued Interest	1,133	2,435
Accrued Liabilities and Expenses	30,590	18,135
Current Portion of Long-Term Debt	5,010	24,481

Total Current Liabilities	63,338	75,529

Long-Term Debt	69,990	75,550
Non-Current Insurance Reserves	17,300	26,172
Other Non-Current Liabilities	31,390	30,667

Total Liabilities	182,018	207,918

STOCKHOLDERS' EQUITY
Series A Junior Participating Preferred Shares, $1.00 Par Value; Authorized, 500 Shares; Issued and Outstanding, None	—	—
Preferred Stock, $1.00 Par Value; Authorized, 3,217 Shares; Issued and Outstanding, None	—	—
Common Stock, $0.10 Par Value; Authorized, 36,000 Shares; Issued and Outstanding 1999—19,046; 1998—18,855	1,905	1,886
Capital Surplus	114,502	112,409
Retained Earnings (Deficit)	3,708	(46,575)
Accumulated Other Comprehensive (Loss)	(1,563)	(3,229)
Treasury Stock, Common Shares at Cost 1999—1,320 shares; 1998—685 shares	(21,481)	(9,225)

Total Stockholders' Equity	97,071	55,266

Total Liabilities and Stockholders' Equity	$279,089	$263,184

See Notes to Consolidated Financial Statements.

SCOTT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY and COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

(in thousands)

	Common Stock	Capital Surplus	Retained Earnings (Deficit)	Unearned Compensation	Accumulated Other Comprehensive (Loss)	Treasury Stock	Comprehensive Income
BALANCE, DECEMBER 31, 1996	$1,841	$109,538	$(35,501)	$(74)	$(1,243)	$—
Net (Loss)			(2,506)				$(2,506)
Minimum Pension Liability					205		205
Foreign Currency Translation Adjustments					(1,050)		(1,050)

Comprehensive (Loss)							$(3,351)

Restricted Stock Purchase Plan, net	3	333		50

BALANCE, DECEMBER 31, 1997	1,844	109,871	(38,007)	(24)	(2,088)	—
Net (Loss)			(8,568)				$(8,568)
Minimum Pension Liability					(1,136)		(1,136)
Foreign Currency Translation Adjustments					(5)		(5)

Comprehensive (Loss)							$(9,709)

Restricted Stock Purchase Plan, net				24
Treasury Stock Repurchased						(9,225)
Common Stock Issuance	42	2,538

BALANCE, DECEMBER 31, 1998	1,886	112,409	(46,575)	—	(3,229)	(9,225)
Net Income			50,283				50,283
Minimum Pension Liability					1,584		1,584
Foreign Currency Translation Adjustments					82		82

Comprehensive Income							$51,949

Treasury Stock Repurchased						(12,256)
Common Stock Issuance	19	2,093

BALANCE, DECEMBER 31, 1999	$1,905	$114,502	$3,708	$—	$(1,563)	$(21,481)

See Notes to Consolidated Financial Statements.

SCOTT TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

(in thousands)

	1999	1998	1997
Operating Activities:
Income from Continuing Operations	$19,238	$9,494	$5,080
Income (Loss) from Discontinued Operations	31,201	(16,373)	(6,808)
(Loss) from Extraordinary Item	(156)	(1,689)	(778)
Adjustments to Reconcile Income (Loss) to Net Cash Used by Operating Activities
Depreciation and Amortization	5,201	4,608	6,869
Other, Net	—	24	50
Gain on Sale of Snorkel	—	—	(23,600)
Other, Net	1,633	1,938	(5,320)
Changes in Operating Assets and Liabilities
Accounts Receivable	2,718	2,184	3,271
Inventories	(7,428)	(600)	(4,452)
Prepaid Items	(1,310)	(3,125)	(1,742)
Other Assets	13,094	3,684	3,733
Accounts Payable	(3,410)	(1,882)	4,505
Accrued Liabilities and Expenses	(7,687)	3,937	(945)
Accrued Income Taxes	21,973	(735)	3,724
Other Liabilities	(8,162)	1,564	8,395

Net Cash Provided (Used) by Operating Activities	66,905	3,029	(8,018)

Investing Activities:
Capital Expenditures for Continuing Operations	(7,441)	(5,940)	(5,707)
Capital Expenditures for Discontinued Operations	(1,950)	(1,317)	(2,966)
Investment in Scott/Bacharach Instruments, LLC	(14,382)	—	—
Investment in AV-OX, Inc.	(7,634)	—	—
Proceeds from Sale of Property, Plant and Equipment	7,795	8,079	7,739
Proceeds from Business Divestitures	20,360	—	92,634

Net Cash (Used) Provided by Investing Activities	(3,252)	822	91,700

Financing Activities:
Proceeds from Debt	75,000	1,550	—
Principal Payments on Debt	(100,031)	(63,553)	(24,222)
Proceeds from Issuing Common Stock	2,112	2,580	721
Payments to Reacquire Common Stock	(12,256)	(9,225)	(385)

Net Cash (Used) by Financing Activities	(35,175)	(68,648)	(23,886)

Net Increase (Decrease) in Cash and Cash Equivalents	28,478	(64,797)	59,796
Cash and Cash Equivalents at Beginning of Year	39,446	104,243	44,447

Cash and Cash Equivalents at End of Year	$67,924	$39,446	$104,243

Supplemental Disclosures:
Cash Paid (Received) during Year for—
Net Interest Paid	$10,029	$10,546	$13,705
Domestic Federal Income Taxes	$(1,450)	$(1,544)	$(1,704)
Cash and Cash Equivalents Include Cash From Discontinued Operations.

See Notes to Consolidated Financial Statements.

SCOTT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies:

    PRINCIPLES OF CONSOLIDATION.  The consolidated financial statements include the accounts of Scott Technologies, Inc. (referred to, with all its consolidated subsidiaries and divisions and their predecessor entities, unless the context otherwise requires, as the "Company"). All inter-company account transactions have been eliminated in consolidation.

    NATURE OF OPERATIONS.  The Company is a United States-based multinational corporation operating in one segment: life support respiratory products. The largest customer of the Company, Aviall, Inc., a distributor of Scott Aviation's aviation products, accounted for approximately 9.3%, 13.5% and 10.4% of the Company's 1999, 1998 and 1997 net sales, respectively. The U.S. Government accounted for approximately 5.2%, 7.1% and 10.0% of the Company's total net sales for 1999, 1998 and 1997, respectively. The Company's products are marketed through most normal channels of business, principally in North America.

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

    LONG-TERM CONTRACTS.  Government sales are principally under long-term contracts and include cost-reimbursement and fixed-price contracts. Sales under cost-reimbursement contracts are recognized as costs are incurred and include a proportion of the fees expected to be realized equal to the ratio of costs incurred to date to total estimated costs. Sales under fixed-price contracts are recognized as the actual cost of work performed relates to the estimate of total costs at completion.

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

    LAND AND LAND IMPROVEMENTS.  Land and land improvements includes $29.8 million and $37.1 million at December 31, 1999 and 1998, respectively, of developed and developable land and improvements. The recorded amounts are net of reserves of $8.7 million and $6.5 million at December 31, 1999 and 1998, respectively.

    INTANGIBLES.  Goodwill of $42.5 and $3.5 million at December 31, 1999 and 1998 represents costs in excess of net assets of purchased businesses. Goodwill for purchases prior to January 1, 1999 is generally amortized over a 40-year period. Goodwill for purchases after January 1, 1999 is amortized over a 20-year period. At December 31, 1999 and 1998, accumulated goodwill amortization was $2.3 million and $1.8 million, respectively. The Company has evaluated the realizability of goodwill based upon expectations of undiscounted cash flows of the related business unit and has concluded that no impairment exists as of December 31, 1999.

    Additionally, an interest in a joint venture in which the Company owns 51% is reported using the consolidation method. The Company's consolidated financial statements include 100% of the assets and liabilities of this joint venture, Scott/Bacharach Instruments, LLC. The Company has not recognized its partners' minority interest due to the Company's contractual obligation to purchase the remaining 49% ownership at the end of the term of the joint venture and additionally the Company's right to call, or purchase, the remaining 49% ownership at its option effective September 1, 2000 (see Note 17).

    On December 8, 1999, the Company purchased 100% of the common stock of AV-OX, Inc. The Company accounted for this acquisition using the purchase price method of accounting and accordingly, goodwill of $5.3 million was recognized (see Note 18).

    ENVIRONMENTAL COMPLIANCE.  At the present time, compliance with federal, state and local provisions with respect to environmental protection and regulation has not had a material impact on the Company's capital expenditures, earnings or competitive position. The Company believes that compliance with respect to environmental matters will not have a material adverse effect on the Company's financial position, future operations or cash flow.

    INCOME TAXES.  Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled.

    SELF-INSURANCE LIABILITIES.  The Company is self-insured for certain levels of general liability (including non-aviation product liability) and workers' compensation coverage. Effective December 31, 1998 the Company capped its exposure to insured liabilities arising prior to December 1, 1998, with the purchase of an aggregate stop-loss insurance policy. The aggregate stop-loss insurance policy, which excludes coverage for mass tort injuries (asbestos, silicosis, etc.), provides a $20 million layer of coverage above the Company's $40 million self-insured retention. The costs and balance sheet accruals for self-insurance programs are based on actuarial calculations prepared by outside actuaries and the terms of the aggregate stop-loss policy. Adjustments to recorded accruals of continuing operations are reflected in current operating results. Adjustments to recorded accruals of discontinued operations are reflected in the loss from discontinued operations.

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

(2) Refinancing Costs:

    In 1999, 1998 and 1997, refinancing costs represent the amortization of prepaid financing costs.

(3) Discontinued Operations:

Income (Loss) from Operations:

    Income from operations of discontinued operations, net of tax, in 1999, 1998 and 1997, represents the operating results of the Company's Snorkel division from January 1, 1997 through its sale on November 17, 1997, and the operating results of the Company's Interstate Electronics Corporation ("IEC") subsidiary from January 1, 1997 through its sale on June 30, 1999.

Gain (Loss) on Disposal of Discontinued Operations:

    On June 30, 1999, the Company completed the previously announced sale of its IEC subsidiary to L-3 Communications Corporation for $60 million. As a result of the sale of IEC, the Company recorded an after-tax gain on disposal of discontinued operations of $17.3 million in 1999.

    In 1999, gain on disposal included the second quarter pretax gain from the sale of IEC of $27.2 million, a second quarter $4.0 million pretax charge to adjust the carrying value of real estate related to discontinued operations, a $28.0 million pretax gain resulting from the receipt of additional consideration upon the achievement of certain performance criteria set forth in the terms of the 1997 sale of Snorkel (the "Snorkel Earn-Out") and a fourth quarter pretax charge of $5.0 million to adjust certain deferred divestiture proceed assets related to disposed operations.

    In 1998, loss on disposal included (1) a third quarter pretax charge of $9.8 million comprised of: a $5.0 million addition to the self-insurance accrual to reflect recent adverse experience, a $3.2 million charge related to under-funded foreign pension plans and a $1.6 million loss provision for litigation defense costs related to discontinued operations and (2) a fourth quarter pretax charge of $7.0 million related to a $2.5 million addition to environmental reserves, a $2.5 million addition to litigation reserves and a $2.0 million addition to insurance reserves as part of the premium to purchase aggregate stop-loss coverage.

    Loss on disposal of discontinued operations in 1997 of $7.3 million, net of tax benefit, represents a $17.0 million provision to increase the Company's self-insurance accrual to reflect the cost of the December 1997 settlement of a specific personal injury lawsuit against a previously discontinued business, the gain from the sale of the Company's Snorkel division of $23.6 million, a $9.2 million addition to the self-insurance accrual for discontinued businesses to reflect general adverse experience on claims per a December 1997 actuarially prepared valuation, a $6.5 million allowance against the carrying value of deferred divestiture proceeds to reflect probable settlements of ongoing disputes underlying prior divestitures, a $1.5 million loss provision for litigation arising from a discontinued unit as a result of a December 1997 lawsuit and $1.6 million of other adjustments.

Sale of Snorkel:

    On November 17, 1997, the Company sold its Snorkel division. The agreement, as amended, provided for $100 million paid to the Company at closing plus a contingent additional amount. The contingent amount was the amount of sales of the Snorkel business for the 12-month period commencing on April 1, 1998 and ending on March 31, 1999 (the "Earn-Out Period") in excess of $140 million, such additional payment not to exceed $20 million, plus 70% of the amount of sales of the Snorkel business during the Earn-Out Period in excess of $160 million, such additional amount not to exceed $30 million. In the first quarter of 1999, the Company recognized $26 million of income as a result of the Earn-Out. In the second quarter of 1999, the Company recognized an additional $2 million representing an adjustment to the sales price. The entire $28 million related to the earn-out was received by the Company during 1999.

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

    Proceeds and other consideration from divestitures which will be paid to the Company upon fulfillment of contractual provisions, the passage of time or the occurrence of future events have been recorded as deferred divestiture proceeds classified as non-current assets. Deferred divestiture proceeds consist of cash due to the Company from future tax benefits under a tax sharing agreement with an unaffiliated public company, Rawlings Sporting Goods Company, Inc., a note receivable from the purchaser of the Taylor Instruments business and other items.

    Deferred divestiture proceeds include management's best estimates of the amounts expected to be realized on the collection of deferred proceeds and sale of residual assets related to discontinued operations. The amounts the Company will ultimately realize could differ materially from the amounts recorded. The Company has a reserve of $17.1 million at December 31, 1999 and $12.5 million at December 31, 1998 against these assets, which is presented as a deduction from deferred divestiture proceeds.

(4) Income Taxes:

    Income tax provision (benefit) consists of the following components (in thousands):

	1999	1998	1997
Continuing Operations:
Currently Payable:
Federal	$10,640	$5,572	$2,713
State	608	770	—

	11,248	6,342	2,713
Deferred and other:
Federal	—	221	(13,976)
State	(88)	—	—
Effect of Net Operating Loss and Valuation Allowance	—	(136)	13,935

Total from Continuing Operations	11,160	6,427	2,672
Discontinued Operations:
Operations	1,004	(4,183)	2,185
Disposal	16,777	(6,732)	(4,873)

Total from Discontinued Operations	17,781	(10,915)	(2,688)
Extraordinary Item	(89)	(1,126)	(519)

Total Tax Provision (Benefit)	$28,852	$(5,614)	$(535)

    A reconciliation of the actual tax provision to the U.S. federal income tax rates effective for each year for continuing operations is as follows:

	1999	1998	1997
Statutory Federal Tax Rates	35.0%	35.0%	35.0%
Other, net	—	2.3	(2.3)
State Income Taxes	1.7	3.1	1.8

Effective Tax Rate	36.7%	40.4%	34.5%

    The components of the net deferred tax asset as of December 31, 1999 and 1998 are as follows (in thousands):

	1999	1998
Deferred Tax Assets:
Deferred Compensation Plans	$6,879	$6,851
Insurance and Other Reserves	9,563	14,681
Contingency Reserves	3,255	5,430
Inventory Reserves	532	157
Operating & Capital Losses and Tax Credit Carryforwards	40,753	66,888
Discontinued Operations and Other	2,231	2,612
Valuation Allowance	(18,394)	(16,712)

Total Deferred Tax Assets	$44,819	$79,907
Deferred Tax Liabilities:
Property, Plant and Equipment	$(10,943)	$(16,484)
Benefit Plans	(6,601)	(5,352)
Discontinued Operations and Other	—	(3,135)

Total Deferred Tax Liabilities	$(17,544)	$(24,971)

Net Deferred Tax Assets	$27,275	$54,936

    As of December 31, 1999, for tax-reporting purposes, the Company has tax credit carryforwards of $20.7 million, and operating loss deduction carryforwards of $17.7 million ($6.2 million tax) that will begin to expire in 2005 through 2008. The Company recorded over $54 million in assets from 1996 through 1999 based on the profitability of the continuing divisions. The Company has used half of these assets during the current year. Management has determined that income will more likely than not be sufficient to recognize the remaining deferred tax assets.

    In addition, the Company has capital loss carryforwards of $39.5 million ($13.8 million tax) which were incurred in 1996. At the present time, the Company has reserved the future tax benefit of these loss carryforwards until a time when it believes they can be realized.

    Realization of tax carryforwards is dependent on future taxable income and amounts realized are subject to tax regulations that include limitations by year and type of tax attributes being carried forward. The Company has similar carryforward attributes for federal alternative minimum tax purposes and for state income tax purposes.

    Accumulated unremitted foreign earnings are not material and any liability related to the remittance of foreign earnings would not be material to the financial statements.

(5) Inventories:

    Inventories are summarized as follows (in thousands):

	1999	1998
Raw materials	$16,693	$7,323
Work in process	3,517	3,526
Finished goods	14,234	15,944
Inventory reserves	(1,251)	(433)

Total Inventories	$33,193	$26,360

(6) Receivables:

    Receivables consist of the following components (in thousands):

	1999	1998
U.S. Government
Billed	$1,066	$398
Commercial
Billed	18,206	13,837
Allowance for Uncollectible Accounts	(334)	(257)

	$18,938	$13,978

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

    Costs charged by the Company to the U.S. Government in the performance of U.S. Government contracts are subject to audit. During 1999, the U.S. Government concluded its audit with respect to 1994 and 1995 costs, without any material impact to the Company.

(7) Credit Facility:

    On December 31, 1998, the Company obtained new loan facilities ("Amended Credit Agreement") through General Electric Capital Corporation ("GECC"). The Amended Credit Agreement includes a 72-month, $75 million revolving line of credit ("Revolver") and a 69-month, $75 million, delayed draw, term loan facility ("Term Loan").

    Within the Revolver is a $30 million letter of credit sub-facility. Borrowings under the Revolver are available up to the lesser of: (1) $75 million, less outstanding letters of credit or (2) four times the Company's trailing 12-month EBITDA plus cash and cash equivalents less: (a) outstanding indebtedness and (b) a 50% letter of credit reserve. At the Company's option, borrowings under the Revolver bear interest at alternate base rates based on (1) the higher of (a) the U.S. prime rate or (b) the Federal Funds rate plus 50 basis points, plus a margin ranging from 25 to 150 basis points

("Index Margin") or (2) LIBOR plus a margin ranging from 175 to 300 basis points ("LIBOR Margin"). The Index Margin and LIBOR Margin are adjusted based on the Company's leverage ratio except in the first loan year during which the Index Margin was fixed at 100 basis points and the LIBOR Margin was fixed at 250 basis points.

    A portion of the Term Loan was used to pay the principal on the Company's 9.875% Senior Notes on September 30, 1999. Borrowings under the Term Loan are subject to the same interest rate alternatives as the Revolver. The Company is also permitted to arrange for financial hedges to swap a variable interest rate on the Term Loan for a fixed interest rate. The weighted average interest rate on the term loan was 8.42% during 1999.

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

    As of December 31, 1999, $14.8 million of letters of credit were outstanding under the Revolver and no borrowings were outstanding under the Revolver ($60.2 million was available). As of December 31, 1999, $75.0 million was outstanding under the Term Loan. As of December 31, 1999, all financial covenants under both the Revolver and the Term Loan have been satisfied.

(8) Long-Term Debt:

    Long-term debt at December 31, 1999 and 1998 consisted of the following (in thousands):

	1999		1998
	Carrying Value	Fair Value	Carrying Value	Fair Value
Term Loan	$75,000	$75,000	$—	$—
9.875% Senior Notes	—	—	97,647	99,600
Credit Facility	—	—	1,550	1,550
Mortgage Notes	—	—	834	834

Total	$75,000	$75,000	100,031	$101,984

Less—Current Maturities	$(5,010)		(24,481)

Long-Term Debt	$69,990		$75,550

    The Company extinguished its 9.875% Senior Notes due October 1, 1999 by using cash and a portion of the $75 million Term Loan available under the Company's Amended Credit Agreement. The Company purchased in the market $16.6 million and $60.6 million of Senior Notes at market prices during 1999 and 1998, respectively. These Senior Notes were returned to the Indenture Trustee for retirement.

    The fair value estimates were made as follows: the Senior Notes were based on the market price at which the debt traded near year-end and the term loan and mortgages were based on the carrying value given their collateralized nature.

    The scheduled principal payments for long-term debt are as follows: 2000—$5.0 million, 2001—$10.0 million, 2002—$15.0 million, 2003—$20.0 million and 2004—$25.0 million.

(9) Leases:

    The Company leases manufacturing equipment under operating leases. Operating lease expense for continuing operations was approximately $2.6 million, $3.4 million and $4.3 million in 1999, 1998 and 1997, respectively. Rental commitments under non-cancelable operating leases as of December 31, 1999 were as follows (in thousands):

Total
Year Ending December 31,
2000	$1,152
2001	882
2002	652
2003	585
2004 & Beyond	2,213

Total minimum payments required	$5,484

(10) Contingent Liabilities:

    The Company and its subsidiaries are defendants in various lawsuits arising in the ordinary course of business. In the opinion of management, any liability with respect to these matters will not have a material adverse effect on the Company's financial condition, cash flow or results of operations.

    See also Note (3) with reference to discontinued operations.

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

    The following table provides a reconciliation of the changes in the plans' benefit obligations and fair value of assets over the two-year period ending December 31, 1999 and a statement of the funded status as of December 31, 1999 and 1998. In 1998, the two foreign pension plans not previously consolidated were added to the table. The benefit obligation and assets of these plans for 1998 are reflected on the foreign plans line of the following table.

	1999	1998
Change in Benefit Obligation (in thousands):
Benefit Obligation at Beginning of Year	$107,810	$84,767
Service Cost	1,270	1,963
Interest Cost	6,790	6,781
Plan Participants' Contributions	264	472
Amendments	336	435
Actuarial Changes	(11,664)	6,009
Disbursements	(13,432)	(6,291)
Foreign Currency Exchange Rate	(348)	78
Foreign Plans	—	14,127
Curtailments	(1,727)	(531)

Benefit Obligation at End of Year	$89,299	$107,810

Change in Plan Assets (in thousands):
Fair Value of Plan Assets at Beginning of Year	$97,247	$78,035
Asset Gain at Beginning of Year	1,334	908
Actual Return on Plan Assets	6,614	8,695
Employer Contribution	2,271	3,123
Plan Participants' Contributions	264	472
Disbursements	(13,433)	(6,291)
Foreign Currency Exchange Rate	(277)	66
Foreign Plans	—	12,239

Fair Value of Plan Assets at End of Year	$94,020	$97,247

Funded Status	$4,721	$(10,564)
Unrecognized Net Actuarial Loss	990	13,219
Unrecognized Prior Service Cost	1,097	983
Unrecognized Initial Net (Asset)	(2,051)	(2,621)

Net Amount Recognized	$4,757	$1,017

    The following table provides the amounts recognized in the statement of financial position as of December 31, of both years.

	1999	1998
Amounts Recognized in the Statement of Financial Position Consist of (in thousands):
Prepaid Benefit Cost	$18,948	$15,688
Accrued Benefit Liability	(16,511)	(19,290)
Intangible Asset	156	412
Accumulated Other Comprehensive Income	2,164	4,207

Net Amount Recognized	$4,757	$1,017

    The assumptions used in measuring the Company's benefit obligation are as follows:

	1999	1998
Weighted-Average Assumptions as of December 31
Discount Rate	7.75%	6.75%
Expected Return on Plan Assets	10.00%	10.00%
Rate of Compensation Increase
—SEBP	6.00%	6.00%
—All Other Plans	5.00%	5.00%

    The following table provides the components of net periodic benefit cost for the plan fiscal years 1999 and 1998.

	1999	1998
Components of Net Periodic Benefit Cost (in thousands):
Service Cost	$1,270	$1,963
Interest Cost	6,790	6,781
Expected Return on Plan Assets	(9,214)	(8,925)
Amortization of Prior Service Cost	132	89
Amortization of Initial Net Obligation (Asset)	(570)	1,329
Recognized Net Actuarial Loss	86	1,563
Curtailment Loss	88	37

Net Periodic Benefit (Income) Cost	$(1,418)	$2,837

    The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $21.6 million, $21.5 million and $6.9 million, respectively, as of December 31, 1999, and $34.0 million, $33.5 million and $14.2 million, respectively, as of December 31, 1998.

(12) Capital Stock:

    On December 15, 1998, the stockholders of the Company voted to collapse the dual classes of common stock into a single new class of common stock designated as "common stock." As of December 16, 1998 the new common stock is traded under the symbol "SCTT." Each share of common stock is entitled to one vote per share.

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

    The Company's Board of Directors has authorized the Company to repurchase up to 3 million shares of its common stock. In 1999, the Company repurchased 635,300 shares of common stock at a cost of $12.3 million on the open market. In 1998, the Company repurchased 684,600 shares of common stock at a cost of $9.2 million on the open market. Additionally, between January 1, 2000 and March 24, 2000, the Company has purchased an additional 808,200 shares of its common stock at a cost of $15.1 million (see Note 19). The total cost of purchasing the shares is reflected as treasury stock on the Company's balance sheet.

    Earnings per share ("EPS") were calculated using the following share data. The following reconciles the numerators and denominators of the basic and diluted EPS calculations (in thousands, except per share data):

For the Year Ended December 31, 1999

	Income Numerator	Shares Denominator	Per Share Amount
Basic EPS
Income Available to Common Stockholders	$50,283	18,075	$2.78
Effect of Dilutive Securities Stock Options		282
Diluted EPS
Income Available to Common Stockholders	$50,283	18,357	$2.74

    Options to purchase shares of common stock that were outstanding as of December 31, 1999 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares are as follows:

Grant Date	# of Shares	Option Price	Expiration Date
October 11, 1999	5	$19.25	October 11, 2006

For the Year Ended December 31, 1998

	Income Numerator	Shares Denominator	Per Share Amount
Basic EPS
(Loss) Available to Common Stockholders	$(8,568)	18,321	$(0.47)
Effect of Dilutive Securities Stock Options		69
Diluted EPS
(Loss) Available to Common Stockholders	$(8,568)	18,390	$(0.47)

    Options to purchase shares of common stock that were outstanding as of December 31, 1998 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares are as follows:

Grant Date	# of Shares	Option Price	Expiration Date
September 22, 1997	200	$13.75	September 22, 2004
April 20, 1998	7	$14.75	April 20, 2005
May 20, 1998	4	$14.75	May 20, 2005
July 1, 1998	15	$14.6875	July 1, 2005
July 7, 1998	70	$15.00	July 7, 2005
July 22, 1998	55	$14.875	July 22, 2005
November 5, 1998	186	$14.4375	November 5, 2005
December 15, 1998	150	$14.9375	December 15, 2005

For the Year Ended December 31, 1997

	Income Numerator	Shares Denominator	Per Share Amount
Basic EPS
(Loss) Available to Common Stockholders	$(2,506)	18,411	$(0.14)
Effect of Dilutive Securities Stock Options		239
Diluted EPS
(Loss) Available to Common Stockholders	$(2,506)	18,650	$(0.13)

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

(13) Stock Options:

    The Scott Technologies, Inc. Key Employees' Stock Option Plan (the "Stock Option Plan") was amended by stockholders on December 15, 1998. The Company accounts for this plan under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for stock options been determined consistent with FASB Statement No. 123, the Company's operating results would have been calculated as follows (in thousands, except per share data):

	1999	1998	1997
Net Income (Loss):
As Reported	$50,283	$(8,568)	$(2,506)
Pro Forma	$48,256	$(9,985)	$(3,322)
Basic EPS:
As Reported	$2.78	$(0.47)	$(0.14)
Pro Forma	$2.67	$(0.55)	$(0.18)
Assuming Dilution:
As Reported	$2.74	$(0.47)	$(0.13)
Pro Forma	$2.63	$(0.54)	$(0.18)

    The Company may grant options for up to 3 million shares. The stock option plan allows for grants below the stock's market price, however, option exercise prices typically equal the stock's market price on the date of grant. Options generally vest after between three and five years and expire after between seven and ten years.

    A summary of the status of the Stock Option Plan at December 31, 1999, 1998 and 1997 and changes during the years then ended is presented in the table and narrative below:

	1999		1998		1997
	Shares (000)	Wtd. Avg. Ex. Price	Shares (000)	Wtd. Avg. Ex. Price	Shares (000)	Wtd. Avg. Ex. Price
Outstanding, Beg of Year	1,146.2	$13.31	1,001.3	$10.12	889.4	$7.92
Granted	427.0	$16.08	594.0	14.44	523.0	12.07
Exercised	(224.4)	$12.14	(404.9)	7.19	(81.2)	5.45
Forfeited	(27.0)	$15.06	(28.9)	12.45	(237.4)	8.86
Cancelled	(17.5)	$11.13	—	—	(92.5)	7.38
Expired	(0.8)	$14.69	(15.3)	12.18	—	—

Outstanding, End of Year	1,303.5	$14.41	1,146.2	$13.31	1,001.3	$10.12
Exercisable at end of year	604.4	$13.76	320.4	$11.39	482.6	$7.65
Weighted average fair value of options granted		$7.90		$7.21		$7.19

    Of the 1,303,501 options outstanding at December 31, 1999, 440,167 have exercise prices between $7.625 and $13.75, with a weighted average exercise price of $12.51 and a weighted average remaining contractual life of 4.2 years. 264,676 of these options are exercisable. The remaining 863,334 options have exercise prices between $14.4375 and $19.25, with a weighted average price of $15.38 and a weighted average remaining contractual life of 6.0 years. 339,705 of these options are exercisable.

    The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for the stock option grants in 1999: risk-free interest rate of 5.08%, no expected dividend yield, expected life of 7.0 years and expected volatility of 37.42%.

(14) Restricted Stock Purchase Plan:

    Under the 1993 Restricted Stock Purchase Plan for Directors (the "Director Plan"), up to 75,000 shares of common stock were authorized for possible issuance and certain directors of the Company were granted the right to purchase shares of common stock at prices substantially below market value. The Director Plan was terminated on July 1, 1998, and all restrictions on outstanding shares lapsed.

(15) Employee Stock Bonus Plan:

    Under the Stock Bonus Trust and Plan, shares of the Company's common stock were allocated to eligible employee accounts each December 31 based on salary. The Company did not make contributions to this plan in 1999, 1998 or 1997. In February 1998, the plan assets were merged into the Company's 401(k) savings plan for salaried employees. The Stock Plan held 631,577 shares of the Company's common stock as of December 31, 1997.

(16) Extraordinary Item—Early Extinguishment of Debt:

    During the second quarter of 1999, the Company paid $17.1 million to retire $16.6 million of the principal on its 9.875% Senior Notes due October 1, 1999. The payment included a $0.2 million premium for the early retirement of the debt and $0.3 million of accrued interest. Accordingly, the Company recorded an extraordinary after-tax loss of $0.2 million on the premium to extinguish $16.6 million of its 9.875% Senior Notes. Additionally, the Company paid the principal, without premium or discount, on the remaining balance of its 9.875% Senior Notes on September 30, 1999 (see Notes 7 and 8).

    In 1998, the Company paid $64.0 million to extinguish $60.6 million of its 9.875% Senior Notes due October 1, 1999. The payments included a $2.7 million premium for the early retirement of the debt and $0.7 million of accrued interest. Accordingly, the Company recorded an extraordinary after-tax loss of $1.7 million on the premiums to extinguish $60.6 million of its 9.875% Senior Notes.

    On October 9, 1997, the Company prepaid the mortgage on its former Willoughby, Ohio headquarters. The cash payment of $7.2 million included a $0.6 million yield maintenance premium to retire the debt before its maturity date of February 1, 2005. Also, in December 1997, the Company paid $16.4 million to extinguish $15.7 million of its 9.875% Senior Notes due October 1, 1999. The payment included a $0.7 million premium for the early retirement of the debt. Accordingly, the Company recorded an extraordinary after-tax loss of $0.8 million on the premiums to pay off the mortgage on the former Company headquarters and the extinguishment of $15.7 million of its 9.875% Senior Notes.

(17) Joint Venture:

    On September 1, 1999, the Company and Bacharach Holdings, Inc. and Affiliates ("Bacharach") entered into a joint venture, known as Scott/Bacharach Instruments, LLC, for the purpose of designing,

developing, manufacturing and distributing gas detection products, including continuous and portable instruments. The Company contributed approximately $14 million in cash in exchange for a 51% interest in the newly formed company and Bacharach contributed certain assets in exchange for a 49% interest in the newly formed company.

    In connection with the creation of the joint venture, the parties entered into an agreement which provides the Company with the right to acquire Bacharach's interest any time during the four-year period commencing September 1, 2000 for an amount equal to the greater of $13.7 million or a formula based on sales. Bacharach may also exercise its rights to sell its interest to the Company during the same period. If neither party has exercised its rights by September 1, 2004, the Company is obligated to acquire Bacharach's interest. In addition, the Company must pay to Bacharach its share of any undistributed net earnings of the joint venture. Because the Company effectively has purchased, with a deferred payment, 100% of the joint venture, the joint venture has been fully consolidated in the accompanying December 31, 1999 balance sheet. The remaining estimated purchase obligation of $20.4 million has been recorded as a current liability.

(18) Acquisition of AV-OX, Inc.:

    On December 8, 1999, the Company purchased 100% of the common stock of AV-OX, Inc., which provides maintenance and overhaul services for oxygen-related equipment to the aviation industry. The Company paid approximately $8 million in cash and may be required to pay a conditional earn-out payment of up to $2 million based on sales and EBIT (earnings before interest and taxes) targets. Any contingent liability will be recorded as additional goodwill.

(19) Subsequent Event—Repurchase of Common Stock:

    Between January 1, 2000 and March 24, 2000, the Company purchased an additional 808,200 shares of its common stock at a cost of $15.1 million.

(20) Industry Segment Data:

    The Company's operations are conducted through one business segment, described in Part I, Item 1 on page 4 of this Form 10-K.

    Page 7 contains a summary of certain financial data for the business segment for 1999, 1998 and 1997. Information concerning the content of this financial data is as follows: Inter-segment and foreign sales are immaterial. Operating income is total revenue less operating expenses (cost of sales, SG&A expense and R&D expense). Operating income does not include refinancing costs, interest expense, interest income or federal and state income taxes. Identifiable assets are those assets used in the Company's operation for the segment. Corporate assets are principally cash and cash equivalents, property and other assets.

QUARTERLY FINANCIAL DATA (UNAUDITED)

This information is required by the Securities and Exchange Commission and is unaudited.

(in thousands, except for per share data)

1999:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Sales	$48,753	$50,193	$49,998	$52,597
Gross Profit	15,824	17,035	17,191	18,285
Net Income (Loss):
Continuing Operations	4,171	4,712	5,026	5,329
Discontinued Operations	17,379	17,007	—	(3,185)
Extraordinary (Loss)	—	(156)	—	—

Net Income	$21,550	$21,563	$5,026	$2,144

Per Share Data—Basic EPS:
Continuing Operations	$0.23	$0.26	$0.28	$0.30
Discontinued Operations	0.96	0.93	—	(0.18)
Extraordinary (Loss)	—	(0.01)	—	—

Net Income	$1.19	$1.18	$0.28	$0.12

Per Share Data—Assuming Dilution:
Continuing Operations	$0.23	$0.25	$0.27	$0.29
Discontinued Operations	0.94	0.92	—	(0.17)
Extraordinary (Loss)	—	(0.01)	—	—

Net Income	$1.17	$1.16	$0.27	$0.12

1998:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Sales	$46,214	$45,964	$43,197	$41,733
Gross Profit	14,903	15,584	13,729	13,039
Net Income (Loss):
Continuing Operations	2,574	3,439	1,983	1,498
Discontinued Operations	(1,875)	443	(11,420)	(3,521)
Extraordinary (Loss)	(80)	(1,565)	(44)	—

Net Income (Loss)	$619	$2,317	$(9,481)	$(2,023)

Per Share Data—Basic EPS:
Continuing Operations	$0.13	$0.19	$0.11	$0.08
Discontinued Operations	(0.10)	0.02	(0.63)	(0.19)
Extraordinary (Loss)	—	(0.08)	—	—

Net Income (Loss)	$0.03	$0.13	$(0.52)	$(0.11)

Per Share Data—Assuming Dilution:
Continuing Operations	$0.13	$0.18	$0.11	$0.08
Discontinued Operations	(0.10)	0.02	(0.62)	(0.19)
Extraordinary (Loss)	—	(0.08)	—	—

Net Income (Loss)	$0.03	$0.12	$(0.51)	$(0.11)

Item 9. Disagreements on Accounting and Financial Disclosure

    None.

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

Item 13. Certain Relationships and Related Transactions

    Information required by this Item is set forth under the caption "Executive and Director Compensation "in the Company's definitive proxy statement to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

			Page No.
(a)	Financial Statements, Schedules and Exhibits:
	1.	Financial Statements
		Included in Part II of this report:
		Report of Independent Public Accountants	21
		Consolidated Statements of Operations for the Years Ended December 31, 1999, 1998 and 1997	22
		Consolidated Balance Sheets at December 31, 1999 and 1998	23-24
		Consolidated Statements of Stockholders' Equity and Comprehensive Income for the Years Ended December 31, 1999, 1998 and 1997	25
		Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998, and 1997	26
		Notes to Consolidated Financial Statements	27-42
		Quarterly Financial Data (Unaudited)	43
	2.	Schedules
		Included in Part IV of this report:
		Schedule II—Valuation and Qualifying Accounts for the Years Ended December 31, 1999, 1998 and 1997	50
		Report of Independent Public Accountants	51
3.	Exhibits:
	(3)	Articles of incorporation and by-laws:
		(i)	The Restated Certificate of Incorporation of the Company, as amended, included as Exhibit 3.1 to the Company's Current Report on Form 8-K dated December 15, 1998, File No. 1-8591, is hereby incorporated herein by reference.
		(ii)	The Bylaws of the Company, as amended and restated effective December 15, 1998, included as Exhibit 3.2 to the Company's Current Report on Form 8-K dated December 15, 1998, File No. 1-8591, is hereby incorporated herein by reference.
		(iii)	The Certificate of Designations, Preferences, Related Rights, Qualifications, Limitations and Restrictions of Series A Junior Participating Preferred Shares of the Company, included as Exhibit 3.1.1 to the Company's Current Report on Form 8-K dated December 15, 1998, File No. 1-8591, is hereby incorporated herein by reference.
	(4)	Instruments defining rights of security holders, including indentures, for the following classes of securities:
		(i)	Common Stock, par value $.10 per share, are contained in the Restated Certificate of Incorporation, as amended, incorporated by reference in Exhibit (3)(i) above and are incorporated herein by reference.

	(ii)	Indenture, dated as of October 1, 1989, between Figgie International Inc. and Continental Bank, National Association, as Trustee, with respect to the 9.875% Senior Notes due October 1, 1999, included as Exhibit (4) (c) to the Company's Annual Report on Form 10-K for the year ended December 31, 1989, is hereby incorporated herein by reference. State Street Trust succeeded Continental Bank as Trustee pursuant to an agreement dated as of February 7, 1994, which was included as Exhibit (4)(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, and is hereby incorporated herein by reference.
	(iii)	Rights Agreement, dated as of December 15, 1998, between Scott Technologies, Inc. and National City Bank, as Rights Agent, included as exhibit 4 to the Company's Current Report on Form 8-K dated December 15, 1998, File No. 1-8591, is hereby incorporated herein by reference.
(10)	Material contracts:
	(i)*	The Company's Compensation Plan for Executives, included as Exhibit (3)(10)(b) to the Company's Form 8-B filed October 19, 1983 with the Commission, is hereby incorporated herein by reference.
	(ii)*	The Company's Senior Executive Benefits Program, as amended, included as Exhibit (19) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1988, is hereby incorporated herein by reference.
	(iii)*	The Company's 1983 Deferred Compensation Agreement, included as Exhibit (3)(10)(f) to the Company's Form 8-B filed on October 19, 1983 with the Commission, is hereby incorporated herein by reference.
	(iv)*	The Company's 1982 Deferred Compensation Agreement, included as Exhibit 10(g) to the Company's Annual Report on Form 10-K for the year ended December 31, 1984, File No. 1-8591, is hereby incorporated herein by reference.
	(v)*	The Company's Split Dollar Life Insurance Plan, included as Exhibit 10(h) to the Company's Annual Report on Form 10-K for the year ended December 31, 1985, File No. 1-8591, is hereby incorporated herein by reference.
	(vi)*	The Company's 1993 Restricted Stock Purchase Plan for Employees, included as Exhibit A to the Company's definitive Proxy Statement dated May 25, 1993, is hereby incorporated herein by reference.
	(vii)*	The Company's 1993 Restricted Stock Purchase Plan for Directors, included as Exhibit B to the Company's definitive Proxy Statement dated May 25, 1993, is hereby incorporated herein by reference.
	(viii)	The Company's Key Employees' Stock Option Plan, included as Exhibit A to the Company's definitive Proxy Statement dated September 22, 1994, is hereby incorporated herein by reference.
	(ix)*	Employment agreement dated July 1, 1994, by and between the Company and Steven L. Siemborski, included as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, is hereby incorporated herein by reference.
	(x)	Amendment No. 3, dated June 6, 1996, to the Credit Agreement between the Company and General Electric Capital Corporation, included as Exhibit 10 (xvii) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, is hereby incorporated by reference.

(xi)	Executive Arrangement, approved by the Management Development, Compensation and Nominating Committee of the Board of Directors on February 18, 1997, included as Exhibit 10 (a) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, is hereby incorporated by reference.
(xii)*	Amended and Restated Management Agreement, dated June 9, 1997, by and between Glen W. Lindemann and the Company, included as Exhibit 10 (b) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, is hereby incorporated by reference.
(xiii)*	Amended and Restated Management Agreement, Dated June 11, 1997, by and between William J. Sickman and the Company, included as Exhibit 10 (c) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, is hereby incorporated by reference.
(xiv)*	Amended and Restated Management Agreement, dated June 11, 1997, by and between Robert D. Vilsack and the Company, included as Exhibit 10 (d) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, is hereby incorporated by reference.
(xv)*	Letter Agreement, dated October 15, 1997, by and between Glen W. Lindemann and the Company, included as Exhibit 10 (e) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, is hereby incorporated by reference.
(xvi)	Amendment No. 4, dated February 9, 1998 and effective December 31, 1997, to the Credit Agreement between the Company and General Electric Capital Corporation, included as Exhibit 10 (xxii) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, is hereby incorporated by reference.
(xvii)	Arrangement dated March 31, 1998, by and between Steven L. Siemborski and the Company, included as Exhibit 10 (a) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, is hereby incorporated herein by reference.
(xviii)	The Company's Directors' Stock Option Plan, included as Exhibit B to the Company's definitive Proxy Statement dated April 17, 1998, is hereby incorporated herein by reference.
(xix)*	Management agreement, addendum to June 11, 1997 management agreement, dated as of August 13, 1998, by and between William J. Sickman and the Company, included as Exhibit 10 (i) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, is hereby incorporated herein by reference.
(xx)*	Management agreement, amended and restated management agreement, dated as of August 13, 1998, by and between William J. Sickman and the Company, included as Exhibit 10 (ii) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, is hereby incorporated herein by reference.

(xxi)*	Management agreement, second addendum to June 11, 1997 management agreement and first addendum to August 13, 1998 management agreement and amendment to non-qualified stock option agreement dated August 13, 1998, dated as of October 30, 1998, by and between William J. Sickman and the Company, included as Exhibit 10 (iii) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, is hereby incorporated herein by reference.
(xxii)*	Management agreement, dated as of September 10, 1998, by and between Debra L. Kackley and the Company, included as Exhibit 10 (iv) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, is hereby incorporated herein by reference.
(xxiii)*	Management agreement, amended and restated management agreement, dated as of August 17, 1998, by and between Glen W. Lindemann and the Company, included as Exhibit 10 (v) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, is hereby incorporated herein by reference.
(xxiv)*	Management agreement, dated as of August 25, 1998, by and between Mark A. Kirk and the Company, included as Exhibit 10 (vi) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, is hereby incorporated herein by reference.
(xxv)	Amendment No. 5, dated October 8, 1998 and effective August 14, 1998, to the Credit Agreement between the Company and General Electric Capital Corporation, included as Exhibit 10 (vii) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, is hereby incorporated herein by reference.
(xxvi)	Amendment No. 6 and Exhibit A, dated October 21, 1998 and effective September 30, 1998, to the Credit Agreement between the Company and General Electric Capital Corporation, included as Exhibit 10 (vii) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, is hereby incorporated herein by reference.
(xxvii)*	The Company's Key Employees' Stock Option Plan, amended as of December 15, 1998, included as Exhibit 10 to the Company's Current Report on Form 8-K dated December 15, 1998, is hereby incorporated herein by reference.
(xxviii)*	Management agreement, dated as of December 18, 1998, by and between the Company and Robert P. Collins, effective November 3, 1998, included as Exhibit 10 (xxxiv) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, is hereby incorporated by herein by reference.
(xxix)	Amendment and Restated Credit Agreement, dated as of December 31, 1998, Amendment No. 1, dated as of February 26, 1999, Amendment No. 2, dated as of March 1, 1999, and Amendment No. 3, dated as of March 2, 1999, by and between the Company and the Lenders Party hereto and General Electric Capital Corporation, as agent, included as Exhibit 10 (xxxv) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, is hereby incorporated herein by reference.
(xxx)	Aggregate Stop-loss Insurance Policy, dated December 31, 1998, by and between the Company and Princeton Eagle West Insurance Company Limited, included as Exhibit 10 (xxxvi) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, is hereby incorporated herein by reference.

		(xxxi)	Stockholders Agreement, dated as of December 15, 1998, by and between the Company and RCBA Strategic Partners, L.P., included as Exhibit 10 (xxxvii) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, is hereby incorporated herein by reference.
		(xxxii)	The Registration Rights Agreement, dated December 16, 1998, by and between the Company and Richard C. Blum & Associates, L.P., included as Exhibit 10 (xxxviii) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, is hereby incorporated herein by reference.
		(xxxiii)	Agreement, dated November 16, 1998 among the Company and Richard C. Blum & Associates, L.P., Richard C. Blum & Associates, Inc., and Richard C. Blum, included as Exhibit 10 (xxxix) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, is hereby incorporated herein by reference.
		(xxxiv)	Agreement, dated November 23, 1998 among the Company and Reich and Tang Asset Management, L.P., included as Exhibit 10 (xl) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, is hereby incorporated herein by reference.
		(xxxv)	Amendment and Waiver No.4 to the Amended and Restated Credit Agreement, dated as of July 22, 1999, by and between the Company and the Lenders Party hereto and General Electric Capital Corporation, as agent, filed as Exhibit 10 (i) to the Company's Quarterly Report on form 10-Q for the quarter ended June 30, 1999, is hereby incorporated by reference.
		(xxxvi)*	Amended and Restated Management Agreement, dated May 14, 1999, by and between Mark A. Kirk and the Company.
		(xxxvii)*	Amended and Restated Management Agreement, dated May 14, 1999, by and between Debra L. Kackley and the Company.
* Management contracts or compensatory plans filed pursuant to Item 14(c) of the Form 10-K.
	(21)	Subsidiaries of the Company
	(23)	Consents of Independent Public Accountants
	(27)	Financial Data Schedule
(b)	Reports on Form 8-K:
No Forms on 8-K were filed during the last quarter of 1999.
(c)	See Exhibits to this report.

SCHEDULE II

SCOTT TECHNOLOGIES, INC. AND SUBSIDIARIES VALUATION AND QUALIFYING ACCOUNTS (in thousands)

Description	Balance, Beginning Of Year	Charged To Costs & Expenses	Amounts Charged Off	Balance, End of Year
ALLOWANCE FOR UNCOLLECTIBLE TRADE ACCOUNTS RECEIVABLES
Year ended December 31, 1999	$257	$67	$10	$334

Year ended December 31, 1998	$194	$60	$3	$257

Year ended December 31, 1997	$151	$60	$(17)	$194

ALLOWANCE FOR PROPERTIES HELD FOR SALE
Year ended December 31, 1999	$6,486	$2,925	$(678)	$8,733

Year ended December 31, 1998	$5,177	$3,047	$(1,738)	$6,486

Year ended December 31, 1997	$5,344	$—	$(167)	$5,177

ALLOWANCE FOR DEFERRED DIVESTITURE PROCEEDS
Year ended December 31, 1999	$12,534	$5,000	$(479)	$17,055

Year ended December 31, 1998	$27,962	$—	$(15,428)	$12,534

Year ended December 31, 1997	$21,743	$6,479	$(260)	$27,962

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders,
Scott Technologies, Inc.

    We have audited in accordance with accounting principles generally accepted in the United States., the financial statements of Scott Technologies, Inc. and Subsidiaries included in this Form 10K, and have issued our report thereon dated January 19, 2000. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

/s/

Cleveland, Ohio,
March 27, 2000

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Scott Technologies, Inc. (Company)
Date: March 24, 2000	By	/s/ Mark A. Kirk Senior Vice President and Chief Financial Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed as of March 10, 2000 by the following persons on behalf of the Company and in the capacities indicated.

By	/s/ G. W. Lindemann, Principal Executive Officer & Director	By	/s/ R.P. Collins, Director
By	/s/ F. N. Linsalata, Director	By	/s/ N. C. Lind, Director
By	/s/ J.P. Reilly, Director	By	/s/ F. R. McKnight, Director
By	/s/ F. A. Breidenbach, Director

EXHIBIT INDEX

(3)	Articles of incorporation and by-laws:
	(i)	The Restated Certificate of Incorporation of the Company, as amended, included as Exhibit 3.1 to the Company's Current Report on Form 8-K dated December 15, 1998, File No. 1-8591, is hereby incorporated herein by reference.
	(ii)	The Bylaws of the Company, as amended and restated effective December 15, 1998, included as Exhibit 3.2 to the Company's Current Report on Form 8-K dated December 15, 1998, File No. 1-8591, is hereby incorporated herein by reference.
	(iii)	The Certificate of Designations, Preferences, Related Rights, Qualifications, Limitations and Restrictions of Series A Junior Participating Preferred Shares of the Company, included as Exhibit 3.1.1 to the Company's Current Report on Form 8-K dated December 15, 1998, File No. 1-8591, is hereby incorporated herein by reference.
(4)	Instruments defining rights of security holders, including indentures, for the following classes of securities:
	(i)	Common Stock, par value $.10 per share, are contained in the Restated Certificate of Incorporation, as amended, incorporated by reference in Exhibit (3)(i) above and are incorporated herein by reference.
	(ii)	Indenture, dated as of October 1, 1989, between Figgie International Inc. and Continental Bank, National Association, as Trustee, with respect to the 9.875% Senior Notes due October 1, 1999, included as Exhibit (4) (c) to the Company's Annual Report on Form 10-K for the year ended December 31, 1989, is hereby incorporated herein by reference. State Street Trust succeeded Continental Bank as Trustee pursuant to an agreement dated as of February 7, 1994, which was included as Exhibit (4)(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, and is hereby incorporated herein by reference.
	(iii)	Rights Agreement, dated as of December 15, 1998, between Scott Technologies, Inc. and National City Bank, as Rights Agent, included as exhibit 4 to the Company's Current Report on Form 8-K dated December 15, 1998, File No. 1-8591, is hereby incorporated herein by reference.
(10)	Material contracts:
	(i)*	The Company's Compensation Plan for Executives, included as Exhibit (3)(10)(b) to the Company's Form 8-B filed October 19, 1983 with the Commission, is hereby incorporated herein by reference.
	(ii)*	The Company's Senior Executive Benefits Program, as amended, included as Exhibit (19) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1988, is hereby incorporated herein by reference.
	(iii)*	The Company's 1983 Deferred Compensation Agreement, included as Exhibit (3)(10)(f) to the Company's Form 8-B filed on October 19, 1983 with the Commission, is hereby incorporated herein by reference.
	(iv)*	The Company's 1982 Deferred Compensation Agreement, included as Exhibit 10(g) to the Company's Annual Report on Form 10-K for the year ended December 31, 1984, File No. 1-8591, is hereby incorporated herein by reference.
	(v)*	The Company's Split Dollar Life Insurance Plan, included as Exhibit 10(h) to the Company's Annual Report on Form 10-K for the year ended December 31, 1985, File No. 1-8591, is hereby incorporated herein by reference.

(vi)*	The Company's 1993 Restricted Stock Purchase Plan for Employees, included as Exhibit A to the Company's definitive Proxy Statement dated May 25, 1993, is hereby incorporated herein by reference.
(vii)*	The Company's 1993 Restricted Stock Purchase Plan for Directors, included as Exhibit B to the Company's definitive Proxy Statement dated May 25, 1993, is hereby incorporated herein by reference.
(viii)	The Company's Key Employees' Stock Option Plan, included as Exhibit A to the Company's definitive Proxy Statement dated September 22, 1994, is hereby incorporated herein by reference.
(ix)*	Employment agreement dated July 1, 1994, by and between the Company and Steven L. Siemborski, included as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, is hereby incorporated herein by reference.
(x)	Amendment No. 3, dated June 6, 1996, to the Credit Agreement between the Company and General Electric Capital Corporation, included as Exhibit 10 (xvii) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, is hereby incorporated by reference.
(xi)	Executive Arrangement, approved by the Management Development, Compensation and Nominating Committee of the Board of Directors on February 18, 1997, included as Exhibit 10 (a) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, is hereby incorporated by reference.
(xii)*	Amended and Restated Management Agreement, dated June 9, 1997, by and between Glen W. Lindemann and the Company, included as Exhibit 10 (b) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, is hereby incorporated by reference.
(xiii)*	Amended and Restated Management Agreement, Dated June 11, 1997, by and between William J. Sickman and the Company, included as Exhibit 10 (c) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, is hereby incorporated by reference.
(xiv)*	Amended and Restated Management Agreement, dated June 11, 1997, by and between Robert D. Vilsack and the Company, included as Exhibit 10 (d) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, is hereby incorporated by reference.
(xv)*	Letter Agreement, dated October 15, 1997, by and between Glen W. Lindemann and the Company, included as Exhibit 10 (e) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, is hereby incorporated by reference.
(xvi)	Amendment No. 4, dated February 9, 1998 and effective December 31, 1997, to the Credit Agreement between the Company and General Electric Capital Corporation, included as Exhibit 10 (xxii) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, is hereby incorporated by reference.
(xvii)	Arrangement dated March 31, 1998, by and between Steven L. Siemborski and the Company, included as Exhibit 10 (a) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, is hereby incorporated herein by reference.
(xviii)	The Company's Directors' Stock Option Plan, included as Exhibit B to the Company's definitive Proxy Statement dated April 17, 1998, is hereby incorporated herein by reference.

(xix)*	Management agreement, addendum to June 11, 1997 management agreement, dated as of August 13, 1998, by and between William J. Sickman and the Company, included as Exhibit 10 (i) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, is hereby incorporated herein by reference.
(xx)*	Management agreement, amended and restated management agreement, dated as of August 13, 1998, by and between William J. Sickman and the Company, included as Exhibit 10 (ii) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, is hereby incorporated herein by reference.
(xxi)*	Management agreement, second addendum to June 11, 1997 management agreement and first addendum to August 13, 1998 management agreement and amendment to non-qualified stock option agreement dated August 13, 1998, dated as of October 30, 1998, by and between William J. Sickman and the Company, included as Exhibit 10 (iii) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, is hereby incorporated herein by reference.
(xxii)*	Management agreement, dated as of September 10, 1998, by and between Debra L. Kackley and the Company, included as Exhibit 10 (iv) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, is hereby incorporated herein by reference.
(xxiii)*	Management agreement, amended and restated management agreement, dated as of August 17, 1998, by and between Glen W. Lindemann and the Company, included as Exhibit 10 (v) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, is hereby incorporated herein by reference.
(xxiv)*	Management agreement, dated as of August 25, 1998, by and between Mark A. Kirk and the Company, included as Exhibit 10 (vi) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, is hereby incorporated herein by reference.
(xxv)	Amendment No. 5, dated October 8, 1998 and effective August 14, 1998, to the Credit Agreement between the Company and General Electric Capital Corporation, included as Exhibit 10 (vii) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, is hereby incorporated herein by reference.
(xxvi)	Amendment No. 6 and Exhibit A, dated October 21, 1998 and effective September 30, 1998, to the Credit Agreement between the Company and General Electric Capital Corporation, included as Exhibit 10 (vii) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, is hereby incorporated herein by reference.
(xxvii)*	The Company's Key Employees' Stock Option Plan, amended as of December 15, 1998, included as Exhibit 10 to the Company's Current Report on Form 8-K dated December 15, 1998, is hereby incorporated herein by reference.
(xxviii)*	Management agreement, dated as of December 18, 1998, by and between the Company and Robert P. Collins, effective November 3, 1998, included as Exhibit 10 (xxxiv) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, is hereby incorporated by herein by reference.
(xxix)	Amendment and Restated Credit Agreement, dated as of December 31, 1998, Amendment No. 1, dated as of February 26, 1999, Amendment No. 2, dated as of March 1, 1999, and Amendment No. 3, dated as of March 2, 1999, by and between the Company and the Lenders Party hereto and General Electric Capital Corporation, as agent, included as Exhibit 10 (xxxv) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, is hereby incorporated herein by reference.

	(xxx)	Aggregate Stop-loss Insurance Policy, dated December 31, 1998, by and between the Company and Princeton Eagle West Insurance Company Limited, included as Exhibit 10 (xxxvi) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, is hereby incorporated herein by reference.
	(xxxi)	Stockholders Agreement, dated as of December 15, 1998, by and between the Company and RCBA Strategic Partners, L.P., included as Exhibit 10 (xxxvii) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, is hereby incorporated herein by reference.
	(xxxii)	The Registration Rights Agreement, dated December 16, 1998, by and between the Company and Richard C. Blum & Associates, L.P., included as Exhibit 10 (xxxviii) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, is hereby incorporated herein by reference.
	(xxxiii)	Agreement, dated November 16, 1998 among the Company and Richard C. Blum & Associates, L.P., Richard C. Blum & Associates, Inc., and Richard C. Blum, included as Exhibit 10 (xxxix) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, is hereby incorporated herein by reference.
	(xxxiv)	Agreement, dated November 23, 1998 among the Company and Reich and Tang Asset Management, L.P., included as Exhibit 10 (xl) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, is hereby incorporated herein by reference.
	(xxxv)	Amendment and Waiver No.4 to the Amended and Restated Credit Agreement, dated as of July 22, 1999, by and between the Company and the Lenders Party hereto and General Electric Capital Corporation, as agent, filed as Exhibit 10 (i) to the Company's Quarterly Report on form 10-Q for the quarter ended June 30, 1999, is hereby incorporated by reference.
	(xxxvi)*	Amended and Restated Management Agreement, dated May 14, 1999, by and between Mark A. Kirk and the Company.
	(xxxvii)*	Amended and Restated Management Agreement, dated May 14, 1999, by and between Debra L. Kackley and the Company.
* Management contracts or compensatory plans filed pursuant to Item 14(c) of the Form 10-K.
(21)	Subsidiaries of the Company
(23)	Consents of Independent Public Accountants
(27)	Financial Data Schedule

EXHIBIT 21

SUBSIDIARIES OF THE COMPANY (AS OF February 1, 2000)

Name	Jurisdiction of Incorporation	Percentage of Securities Owned By the Company
STI Canadian Holdings Ltd.	Canada-Federal	100%
Figgie Communications Inc.	Ohio	100%
Figgie do Brasil Industria e Commercio Ltda. (in liq.)	Brazil	100%
STI Foreign Sales Corporation	Virgin Islands	100%
Figgie (G.B.) Limited	United Kingdom	100%
Figgie (U.K.) Limited	United Kingdom	100%
Figgie Sportswear (U.K.) Limited	United Kingdom	100%
Figgie International (H.K.) Ltd.	Hong Kong	100%
Figgie Investment Trustee Limited	United Kingdom	100%
Figgie Leasing Corporation	Delaware	100%
STI Licensing Corporation	Delaware	100%
Figgie Packaging Systems Pty. Ltd.	Australia	100%
Figgie Pension Trustee Limited	United Kingdom	100%
STI Properties, Inc.	Delaware	100%
Chagrin Highlands, Ltd. LLC	United States	50%
Chagrin Highlands Inc.	Ohio	100%
STI Properties, Ltd.	Ohio	100%
Figgie Risk Management Company	Florida	85%
Figgie Sportswear Limited	United Kingdom	100%
Mojonnier de Mexico S de RL de CV (in liq)	Mexico	49%
Mojonnier do Brasil Industria e Commercio de Equipamentos Ltda. (in liq)	Brazil	100%
Shanghai Eagle Safety Equipment Ltd.	China	51%
Willoughby Holdings Inc.	Delaware	100%
Willoughby Assurance Ltd.	Bermuda	100%
Scott/Bacharach Instruments, LLC	Delaware	51%
AV-OX, Inc.	California	100%

EXHIBIT 23

CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

    As independent public accountants, we hereby consent to the incorporation of our reports included in this Form 10-K, into the Company's previously filed Registration Statements File No. 33-56705, File No. 33-33177, File No. 333-12183, File No. 333-38175 and File No. 333-70325.

/s/

ARTHUR ANDERSEN LLP

Cleveland, Ohio,
March 27, 2000

QuickLinks

TABLE OF CONTENTS
PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for the Company's Common Stock and Related Stockholder Matters
  Item 6. Summary of Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7a. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
  Item 9. Disagreements on Accounting and Financial Disclosure
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
PART IV
  Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SCOTT TECHNOLOGIES, INC. AND SUBSIDIARIES VALUATION AND QUALIFYING ACCOUNTS (in thousands)
SIGNATURES
EXHIBIT INDEX