Form 10-Q
period 2000-03-31
SCOTT TECHNOLOGIES INC
filed 2000-05-15
CIK 720032

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES ACT OF 1934

For the quarterly period ended March 31, 2000	Commission file number 1-8591

SCOTT TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-1297376 (I.R.S. Employer Identification No.)
One Chagrin Highlands 2000 Auburn Dr., Suite 400
Beachwood, Ohio (Address of principal executive offices)	44122 (Zip Code)

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

Class A	Outstanding as of April 25, 2000
Common Stock, par value $.10 per share	16,947,135

SCOTT TECHNOLOGIES, INC.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	3
ITEM 1. Financial Statements	3
CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999	3
CONSOLIDATED BALANCE SHEETS MARCH 31, 2000 AND DECEMBER 31, 1999	4
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999	6
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	7
Summary of Significant Accounting Policies	7
Receivables	7
Inventories	7
Discontinued Operations	7
Income Taxes	8
Credit Facility	8
Long-Term Debt	10
Capital Stock	10
Contingent Liabilities	11
Purchase of Kemira Safety Oy	11
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	12
Forward-Looking Information	12
Results of Operations Summary	12
Scott Aviation	13
Corporate and Unallocated Costs and Expenses	15
Financial Position and Liquidity	15
Factors Affecting the Company's Prospects	16
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	18
PART II. OTHER INFORMATION	19
ITEM 6. Exhibits and Reports on Form 8-K	19
SIGNATURES	20
EXHIBIT INDEX	21

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

SCOTT TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended March 31,
	2000	1999
Net Sales	$61,752	$48,753
Cost of Sales	40,157	32,929

Gross Profit on Sales	21,595	15,824
Operating Expenses:
Selling, General and Administrative	9,571	6,047
Research and Development	1,241	756

Total Operating Expenses	10,812	6,803
Operating Income	10,783	9,021
Other Expense (Income):
Refinancing Costs	94	94
Interest Expense	1,657	2,528
Interest Income	(833)	(599)
Other, Net	272	472

Income from Continuing Operations before Income Tax	9,593	6,526
Income Tax	3,481	2,355

Income from Continuing Operations	6,112	4,171
Discontinued Operations, net of tax:
Income from Operations	—	999
Income on Disposal	—	16,380

	—	17,379

Net Income	$6,112	$21,550

Weighted Average Shares—Basic	17,314	18,182
Weighted Average Shares—Diluted	17,583	18,407
Per Share Data—Basic EPS:
Income from Continuing Operations	$0.35	$0.23
Income from Discontinued Operations	—	0.96

Net Income	$0.35	$1.19

Per Share Data—Assuming Dilution:
Income from Continuing Operations	$0.35	$0.23
Income from Discontinued Operations	—	0.94

Net Income	$0.35	$1.17

See Notes to Consolidated Financial Statements.

SCOTT TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 31, 2000	December 31, 1999
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$51,303	$67,924
Trade Accounts Receivable, less Allowance for Uncollectible Accounts of $408 in 2000 and $334 in 1999	27,666	18,938
Inventories	32,671	33,193
Prepaid Expenses	1,880	2,311
Current Deferred Tax Asset	14,500	14,060

Total Current Assets	128,020	136,426

PROPERTY, PLANT AND EQUIPMENT
Land and Land Improvements	30,208	29,783
Buildings and Leasehold Improvements	12,815	12,718
Machinery and Equipment	26,900	26,492

	69,923	68,993
Accumulated Depreciation	(19,942)	(18,828)

Net Property, Plant and Equipment	49,981	50,165

OTHER ASSETS
Deferred Divestiture Proceeds and Other, Net	6,756	7,463
Prepaid Pension Costs	18,948	18,948
Intangible Assets	40,395	40,268
Cash Surrender Value of Insurance Policies	6,235	6,204
Prepaid Finance Costs	1,781	1,875
Deferred Tax Asset	10,031	13,215
Other	3,989	4,525

Total Other Assets	88,135	92,498

Total Assets	$266,136	$279,089

See Notes to Consolidated Financial Statements.

	March 31, 2000	December 31, 1999
	(Unaudited)
LIABILITIES
CURRENT LIABILITIES
Accounts Payable	$14,230	$12,910
Accrued Insurance Reserves	9,281	9,380
Accrued Compensation	4,298	4,315
Accrued Interest	968	1,133
Accrued Liabilities and Expenses	28,570	30,590
Current Portion of Long-Term Debt	6,255	5,010

Total Current Liabilities	63,602	63,338

Long-Term Debt	67,493	69,990
Non-Current Insurance Reserves	17,135	17,300
Other Non-Current Liabilities	29,835	31,390

Total Liabilities	178,065	182,018

STOCKHOLDERS' EQUITY
Series A Junior Participating Preferred Shares, $1.00 Par Value; Authorized, 500 Shares; Issued and Outstanding, None	—	—
Preferred Stock, $1.00 Par Value; Authorized, 3,217 Shares; Issued and Outstanding, None	—	—
Common Stock, $0.10 Par Value; Authorized, 36,000 Shares; Issued and Outstanding 2000 and 1999—19,046	1,905	1,905
Capital Surplus	114,502	114,502
Retained Earnings	9,820	3,708
Accumulated Other Comprehensive (Loss)	(1,563)	(1,563)
Treasury Stock, Common Shares at Cost 2000—2,128 shares; 1999—1,320 shares	(36,593)	(21,481)

Total Stockholders' Equity	88,071	97,071

Total Liabilities and Stockholders' Equity	$266,136	$279,089

See Notes to Consolidated Financial Statements.

SCOTT TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2000	1999
Operating Activities:
Income from Continuing Operations	$6,112	$4,171
Income from Discontinued Operations	—	17,379
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities—
Depreciation and Amortization	1,663	1,433
Other, Net	(163)	(13)
Changes in Operating Assets and Liabilities
Accounts Receivable	(8,728)	564
Inventories	522	(1,018)
Prepaid Items	432	41
Other Assets	1,306	787
Accounts Payable	1,321	(557)
Accrued Liabilities and Expenses	(2,316)	(2,661)
Accrued Income Taxes	2,751	12,408
Other Liabilities	(1,715)	(3,231)

Net Cash Provided by Operating Activities	1,185	29,303

Investing Activities:
Capital Expenditures for Continuing Operations	(1,452)	322
Capital Expenditures for Discontinued Operations	—	(1,012)
Proceeds from Sale of Property, Plant and Equipment	10	67
Receivable from Snorkel Earn-Out (See Note 4)	—	(26,000)

Net Cash Used by Investing Activities	(1,442)	(26,623)

Financing Activities:
Principal Payments on Debt	(1,252)	(1,555)
Proceeds from Issuing Common Stock	—	154
Payments to Reacquire Common Stock	(15,112)	—

Net Cash Used by Financing Activities	(16,364)	(1,401)

Net (Decrease) Increase in Cash and Cash Equivalents	(16,621)	1,279
Cash and Cash Equivalents at Beginning of Year	67,924	39,446

Cash and Cash Equivalents at End of Period	$51,303	$40,725

Cash and Cash Equivalents include cash from Discontinued Operations

See Notes to Consolidated Financial Statements.

SCOTT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    Scott Technologies has prepared the financial information included in this document following the rules and regulations of the Securities and Exchange Commission. This financial information properly reflects all adjustments (consisting of normal recurring accruals) which are, in our opinion, necessary to present a fair statement of the financial results of operations for the periods covered by this report. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the entire year.

(1) Summary of Significant Accounting Policies:

    The financial statements have been prepared in accordance with the accounting policies described in Note 1 of the Notes to Consolidated Financial Statements appearing in Scott's 1999 Form 10-K.

(2) Receivables:

    Receivables consist of the following components (in thousands):

	March 31, 2000	December 31, 1999
U.S. Government	$2,036	$1,066
Commercial	26,038	18,206
Allowance for Uncollectible Accounts	(408)	(334)

	$27,666	$18,938

    We perform services under contracts with the U.S. Government as either a prime contractor or a subcontractor. Costs charged by us under these contracts are subject to audit.

(3) Inventories:

    Inventories are summarized as follows (in thousands):

	March 31, 2000	December 31, 1999
Raw materials	$14,091	$16,693
Work in process	3,543	3,517
Finished goods	15,649	14,234
Inventory reserves	(612)	(1,251)

Total Inventories	$32,671	$33,193

(4) Discontinued Operations:

    Income from discontinued operations in 1999, net of tax, represents the operating results of our former Interstate Electronics Corporation subsidiary ("IEC"). The sale of IEC was completed on June 30, 1999.

    On November 17, 1997, we sold the Snorkel division. The agreement was for $100 million paid to us at closing plus a contingent additional amount. The contingent amount was calculated using:

  a)
  Snorkel sales between April 1, 1998 and March 31, 1999, (the "Earn-Out Period") in excess of $140 million, such additional payment not to exceed $20 million; and

  b)
  70% of the amount of Snorkel sales during the Earn-Out Period in excess of $160 million, but not to exceed $30 million.

    In the first quarter of 1999, we recognized $26 million of income as a result of the Earn-Out. In the second quarter of 1999, we recognized an additional $2 million representing an adjustment to the sales price.

Prior Divestitures:

    Beginning in 1994, we divested a number of our businesses. Under the contracts, we have generally retained liability for events that occurred before the sale date. We believe that appropriate accruals are recorded for losses that may arise, such as workers' compensation, product liability, general liability, environmental risks and federal and state tax matters.

    Deferred divestiture proceeds include our best estimates of the amounts we expect to be realized on the collection of deferred proceeds and sale of residual assets related to discontinued operations. The amounts we will ultimately realize could differ materially from the amounts recorded.

    Deferred divestiture proceeds consist of:

  a)
  cash due to Scott from future tax benefits under a tax sharing agreement with an unaffiliated public company, Rawlings Sporting Goods Company, Inc.;

  b)
  a note receivable from the purchaser of the Taylor Instruments business; and

  c)
  other miscellaneous items.

(5) Income Taxes:

    For the three-month periods ended March 31, 2000 and 1999, the following income tax provisions have been provided (in thousands):

	March 31, 2000	December 31, 1999
Continuing Operations	$3,481	$2,355

Discontinued Operations	$—	$10,189

    For the quarter ended March 31, 2000, net federal tax expense amounts have decreased the deferred tax asset. The current deferred tax asset as of March 31, 2000 reflects the tax benefits we expect to utilize in the succeeding 12-month period.

(6) Credit Facility:

    On December 31, 1998, we obtained new loan facilities ("Amended Credit Agreement") through General Electric Capital Corporation ("GECC"). The Amended Credit Agreement includes both a 72-month, $75 million revolving line of credit ("Revolver") and a 69-month, $75 million, delayed draw, term loan facility ("Term Loan").

    Within the Revolver is a $30 million letter of credit sub-facility. Borrowings under the Revolver are available up to the lesser of:

  1)
  $75 million, less outstanding letters of credit; or

  2)
  four times the Company's trailing 12-month EBITDA plus cash and cash equivalents less:

  (a)
  outstanding indebtedness; and

  (b)
  a 50% letter of credit reserve

    At our option, borrowings under the Revolver bear interest at alternate base rates based on:

  1)
  the higher of:

  (a)
  the U.S. prime rate plus a margin ranging from 25 to 150 basis points ("Index Margin"); or

  (b)
  the Federal Funds rate plus 50 basis points, plus the Index Margin; or

  2)
  LIBOR plus a margin ranging from 175 to 300 basis points ("LIBOR Margin")

    The Index Margin (currently 25 basis points) and LIBOR Margin (currently 175 basis points) are subject to adjustment every 3 months based on our leverage ratio.

    The Term Loan has the same interest rate alternatives as the Revolver. We can arrange for financial hedges to swap a variable interest rate on the Term Loan for a fixed interest rate. The weighted average interest rate on the term loan was 8.0% during the first quarter of 2000.

    The Amended Credit Agreement is secured by a majority of our non-real estate assets, including certain accounts receivable, inventory, machinery and equipment, and intangibles. The facility contains various affirmative and negative covenants, including restrictions on dividends and financial covenants (maximum leverage ratio, minimum fixed charge coverage ratio and limitations on capital expenditures).

    As of March 31, 2000:

  a)
  $14.7 million of letters of credit were outstanding under the Revolver.

  b)
  No borrowings were outstanding under the Revolver ($60.3 million was available).

  c)
  $73.7 million was outstanding under the Term Loan.

  d)
  All financial covenants under both the Revolver and the Term Loan have been satisfied.

(7) Long-Term Debt:

    Total debt consists of the following components (in thousands):

	March 31, 2000	December 31, 1999
Term Loan	$73,748	$75,000
Less—Current Maturities	$(6,255)	$(5,010)

Long-Term Debt	$67,493	$69,990

(8) Capital Stock:

    Each share of common stock is entitled to one vote per share. We are authorized by the Board of Directors to purchase up to 3 million shares of our common stock. Through March 31, 2000, we have purchased on the open market approximately 2.1 million shares at a cost of $36.6 million. These purchased shares are reflected as treasury stock, at cost, on our Balance Sheet.

    Earnings per share ("EPS") for the three-month periods ended March 31, 2000 and 1999 were calculated using the following share data. Reconciliation of the numerators and denominators of the basic and diluted EPS calculation are as follows (in thousands, except per share data):

For the Three-Month Period Ended March 31, 2000	Income Numerator	Shares Denominator	Per Share Amount
Basic EPS
Income Available to Common Stockholders	$6,112	17,314	$0.35
Effect of Dilutive Securities Stock Options		269
Diluted EPS
Income Available to Common Stockholders	$6,112	17,583	$0.35

    The following options to purchase shares of common stock were outstanding as of March 31, 2000 but were not included in the computation of diluted EPS because their exercise price was greater than the average market price of the common shares:

Grant Date	# of Shares	Option Price	Expiration Date
October 11, 1999	5	$19.25	October 11, 2006
February 10, 2000	158	$18.81	February 10, 2007

For the Three-Month Period Ended March 31, 1999	Income Numerator	Shares Denominator	Per Share Amount
Basic EPS
Income Available to Common Stockholders	$21,550	18,182	$1.19
Effect of Dilutive Securities Stock Options		225
Diluted EPS
Income Available to Common Stockholders	$21,550	18,407	$1.17

    The were no options to purchase shares of common stock outstanding as of March 31, 1999 which had an exercise price greater than the average market price of the common shares.

(9) Contingent Liabilities:

    Scott and its subsidiaries are defendants in various lawsuits arising in the ordinary course of business. In the opinion of management, any liability with respect to these matters will not have a material adverse effect on our financial condition, cash flow or results of operations.

(10) Purchase of Kemira Safety Oy, Inc.:

    During the first quarter of 2000, Scott agreed to purchase 100% of the outstanding shares of Kemira Safety Oy, for approximately $17 million in cash. On May 3, 2000, the purchase was completed. Kemira Safety Oy, based in Vassa, Finland, is a leading European manufacturer of respiratory safety equipment, including powered air purifying respirators (PAPR's), full-and half-mask respirators and cartridge filters. We will use the purchase method to account for this transaction, and accordingly, goodwill will be recorded.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

    Information contained in this document includes forward-looking statements. These forward-looking statements can be identified by the use of terminology such as "believes," "may," "will," "expects," "intends," "plans," "anticipates," "estimates" or "continues" or the negative or other variations of these terms or comparable terminology, or by discussions of strategy. We undertake no obligation to revise these forward-looking statements for any future events or circumstances. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Some factors that could cause or contribute to such differences are discussed under the caption "Factors Affecting the Company's Prospects."

Results of Operations Summary

	1st Qtr. 2000	1st Qtr. 1999	00 vs. 99
	(in thousands)
Net Sales	$61,752	$48,753	$12,999
Cost of Sales	40,157	32,929	7,228

Gross Profit on Sales	21,595	15,824	5,771
% of Net Sales	35.0%	32.5%
Operating Expenses:
Selling, General and Administrative	9,571	6,047	3,524
Research & Development	1,241	756	485

Total Operating Expenses	10,812	6,803	4,009

Operating Income	10,783	9,021	1,762

% of Net Sales	17.5%	18.5%
Other Expense(Income):
Refinancing Costs	94	94	—
Interest Expense	1,657	2,528	(871)
Interest Income	(833)	(599)	(234)
Other, Net	272	472	(200)

Income from Continuing Operations before Income Tax	9,593	6,526	3,067
Income Tax	3,481	2,355	1,126

Income from Continuing Operations	6,112	4,171	1,941
Discontinued Operations, net of tax	—	17,379	(17,379)

Net Income	$6,112	$21,550	$(15,438)

    Net sales increased by 26.6% in the first quarter of 2000 to $61.8 million from $48.8 million in 1999. Health & Safety net sales increased by approximately $9.4 million, or 34.1%, to $37.0 million, while Aviation & Government net sales increased by approximately $3.6 million, or 17.0%, to $24.8 million, compared to the first quarter of 1999. The increase in Health & Safety net sales was due to an increase in the amount of shipments of products, primarily the Scott Air-Pak® SCBA (self-contained breathing apparatus) and the sales of acquired companies. The increase in Aviation & Government net sales was due to an increase in shipments of oxygen products of approximately $1.1 million along with sales of acquired companies.

    Gross profit increased by 36.7% in 2000 to $21.6 million from $15.8 million in 1998 as a result of higher sales, successful cost reduction initiatives and a change in product mix including higher gross margins from Scott/Bacharach Instruments, LLC.

    Operating income improved by $1.8 million to $10.8 million as a result of the improved gross profit partially offset by higher selling, general and administrative costs due primarily to goodwill amortization of acquired companies. Income before income taxes from continuing operations improved by $3.1 million to $9.6 million in the first quarter of 2000 primarily due to the profit improvement previously mentioned combined with lower interest expense as a result of reduced debt levels and a lower interest rate.

    Income from discontinued operations in 1999, net of tax, represents the operating results of our former Interstate Electronics Corporation subsidiary which was sold on June 30, 1999 and a $26.0 million pretax gain resulting from the receipt of additional consideration from the 1997 sale of Snorkel (see "Notes to Consolidated Financial Statements—Note 4: Discontinued Operations.")

Segment Information

    Scott currently has one operating segment, Scott Aviation. Financial, legal, real estate and certain administrative functions are performed at the corporate offices. Scott's real estate development activities, conducted through its subsidiary, STI Properties, Inc., are reported as a corporate department. The results of operations are as follows:

Scott Aviation

    Scott Aviation is a leading manufacturer of life support respiratory products and consists of two principal business units: Health & Safety and Aviation & Government. The two business units have benefited from several similarities. Scott Aviation has used its broad experience and expertise in high-pressure gas regulation and distribution developed from the two product business units to provide end-users with products that are reliable, durable, lightweight, compact in size and user-friendly. Each business unit has also benefited from the common use of manufacturing cell and team technology. In addition, Scott Aviation's uniform quality assurance program has allowed the business units to work jointly to comply with the rigorous quality requirements of the government, regulatory agencies and customers.

    Scott's Health & Safety unit designs and manufactures the Scott Air-Pak® SCBA, air-purifying products, gas detection instruments, thermal imaging cameras and other life support products for firefighting and personal protection against environmental and safety hazards. Scott's Aviation & Government unit designs and manufactures protective breathing equipment, pilots and crew oxygen masks, and emergency oxygen systems for passengers and crew members on commercial, government and private aircraft and ships.

    On September 1, 1999, Scott and Bacharach Holdings, Inc. and Affiliates entered into a joint venture, Scott/Bacharach Instruments, LLC, for the purpose of designing, developing, manufacturing and distributing gas detection products, including fixed and portable instruments. Scott owns a 51% interest in the joint venture.

    On December 8, 1999, we purchased 100% of the common stock of AV-OX, Inc., which provides maintenance and overhaul services for oxygen-related equipment to the aviation industry.

    During the first quarter of 2000, Scott agreed to purchase 100% of the outstanding shares of Kemira Safety Oy, for approximately $17 million in cash. On May 3, 2000, the purchase was completed. Kemira Safety Oy, based in Vassa, Finland, is a leading European manufacturer of respiratory safety equipment, including powered air purifying respirators (PAPR's), full- and half-mask respirators and cartridge filters. We will use the purchase price method to account for this transaction, and accordingly, goodwill will be recorded.

Financial Review

    The annual results of operations excluding Corporate were as follows (in thousands):

	1st Qtr 2000	1st Qtr. 1999	'00 vs '99 change
Sales:
Health & Safety	$36,975	$27,526	$9,449
Aviation & Government	24,777	21,227	3,550

Net Sales	61,752	48,753	12,999
Cost of Sales	40,157	32,929	7,228

Gross Profit on Sales	21,595	15,824	5,771
% of Sales	35.0%	32.5%
Operating Expenses:
Selling, General and Administrative	7,799	4,264	3,535
Research and Development	1,241	756	485

Total Operating Expenses	9,040	5,020	4,020

Operating Income	$12,555	$10,804	$1,751

% of Sales	20.3%	22.2%

Discussion of 2000 Compared to 1999

    Changes during the first quarter of 2000 compared to the same period in 1999 include the following:

SALES

  •
  Net sales increased by 26.6%.

  •
  Sales grew organically through increased shipments of Health & Safety products, primarily Air-Paks® SCBA, and increased shipments of oxygen products to Aviation & Government customers.

  •
  The net sales of products from acquisitions accounted for approximately $7.6 million.

GROSS PROFIT

  •
  Gross profit increased $5.8 million.

  •
  Gross margin was 35.0% in 2000 vs. 32.5% in 1999.

  •
  A result of increased sales.

  •
  Successful cost reduction initiatives.

  •
  A change in product mix including higher gross margins from acquisitions.

OPERATING EXPENSES

  •
  Selling, general and administrative expenses increased as a percentage of sales (12.6% in 2000 vs. 8.7% in 1999).

  •
  2000 includes amortization of goodwill associated with the acquisitions.

  •
  Higher selling expense at Scott/Bacharach joint venture.

  •
  Research and development expenses relatively flat as a percentage of sales.

Corporate And Unallocated Costs And Expenses

Financial Review

    Corporate activity and unallocated costs and expenses were as follows (in thousands):

	1st Qtr 2000	1st Qtr 1999	'00 vs '99 change
Selling, General and Administrative	$1,772	$1,783	$(11)

Other Expenses (Income):
Refinancing Costs	$94	$94	$—
Interest Expense	1,657	2,528	(871)
Interest Income	(833)	(599)	(234)
Other, Net	272	472	(200)

Discussion of 2000 Compared to 1999

  •
  Selling, general and administrative expenses remained about the same due to cost containment by management.

  •
  Interest expense decreased for 2000 due to lower outstanding debt and lower interest rates.

  •
  Interest income increased due primarily to increased cash balances.

Financial Position and Liquidity

    At March 31, 2000, cash and cash equivalents reflected in our consolidated balance sheet totaled $51.3 million, a decrease of $16.6 million from December 31, 1999. This decrease was primarily related to the purchase of our common stock.

    Net cash provided by operating activities during the first quarter of 2000 was $1.2 million, reflecting net income of $6.1 million, depreciation and amortization of $1.7 million and the net change in other operating activities of $2.1 million offset by an increase in accounts receivable of $8.7 million. Accounts receivable increased due to higher sales volume in the first quarter of 2000 compared to the fourth quarter of 1999.

    Net cash used by investing activities during the first quarter of 2000 was $1.4 million, consisting of capital expenditures for machinery, equipment, tooling and real estate development costs.

    Net cash used by financing activities was $16.4 million, which included $1.3 million in principal payments on debt and $15.1 million to repurchase 808,200 shares of our common stock at market prices.

    Liquidity is provided by Scott's cash and cash equivalents, which totaled $51.3 million at March 31, 2000, and by a $75 million line of credit, of which $60.3 million was available at March 31, 2000.

    We expect to grow through strategic acquisitions, systematic market expansion and new and "next generation" product development (such as the thermal imaging camera introduced in 1999) and may consider alternative strategies that may further enhance shareholder value.

    Our cash balance at March 31, 2000 is available for general corporate purposes. Those purposes may include investment in our current operations, payment of liabilities associated with previously divested businesses, use of all or a portion of the purchase price of possible acquisitions and stock repurchases. Our Board of Directors has authorized us to repurchase up to 3 million shares of Scott's common stock. We repurchased 808,200 shares of our common stock at a cost of $15.1 million, at market prices, during the first quarter of 2000. We have repurchased approximately 2.1 million of the 3 million authorized shares to date.

Factors Affecting The Company's Prospects

    The prospects of the Company may be affected by a number of factors, including the matters discussed below:

    STRATEGIC PLAN—The Company's strategic plan is to grow through strategic acquisitions, systematic market expansion and new and "next generation" product development.

    Part of Scott's strategy is to grow through acquisitions. There can be no assurance, however, that we will identify further attractive acquisitions, that such acquisitions will be consummated, or that, if consummated, any anticipated benefits will be realized from such acquisitions. In addition, the availability of additional acquisition financing cannot be assured because of the terms of the Amended Credit Agreement. Moreover, the process of integrating acquired operations into our existing operations may result in unforeseen operating difficulties and may require significant financial resources that would otherwise be available for the ongoing development or expansion of Scott's existing operations. Future acquisitions by Scott would likely result in amortization expense of goodwill, which could have a material adverse effect on our financial condition and operating results.

    Expansion into international markets will depend on numerous factors that are beyond our control, including the ability to develop or acquire additional manufacturing and distribution capabilities outside the United States. In addition, international expansion may increase Scott's exposure to certain risks inherent in doing business outside the United States, such as currency exchange rate fluctuations, compliance with foreign codes and standards and political risks. If we pursue this strategy through acquisitions, strategic alliances or joint ventures, any integration of the acquired businesses into Scott's business would entail expense and management attention. If we pursue this strategy through the establishment of new operations, we will be subject to the difficulties inherent in starting a new business in foreign jurisdictions. There can be no assurance that the business and competitive environment in international markets will be as favorable to Scott as currently exists in the U.S. market.

    We expect to continue to make investments in new product development. There can be no assurance that we will be able to develop and introduce, in a timely manner, new products or enhancements to our existing products which satisfy customer needs or achieve market acceptance. To the extent that we make substantial marketing and research and development investments and such investments do not lead to commercially successful products, Scott's results of operations, financial condition or cash flows could be adversely affected.

    We expect to continue to purchase products for resale and for our use in manufactured products when we believe that such purchases are more appropriate than internal development of the technology or continued use of existing technology. The continued availability of such products for purchase by us will depend upon the terms of the purchase arrangements, and our ability to negotiate appropriate extensions or revisions to such arrangements upon their expiration. Such arrangements include a distributor agreement with a supplier, which currently expires at the end of 2000. This agreement relates to an Aviation & Government unit product that accounts for approximately 15% of Scott's overall net sales. Scott is currently discussing with this supplier ways in which the Company's relationship with the supplier can continue. No assurance can be given that we will be able to negotiate appropriate extensions or revisions which would continue to allow us to purchase all of the products that we require for our operations or that any revisions to such purchase arrangements will provide Scott with the same level of profitability as under the prior arrangements. If appropriate extensions or revisions to purchase agreements cannot be negotiated, Scott may seek alternative ways to continue to provide stockholders with value from the sale of such products, such as the establishment of strategic alliances, joint ventures or other alternatives. No assurance can be given that Scott will be able to negotiate any such contemplated alternative business arrangements, or that such arrangements will be as profitable to Scott as current arrangements.

    In view of some of the uncertainties that may affect the success of the strategic plan, Scott may consider other strategic alternatives that may further enhance shareholder value including, among others, strategic alliances and joint ventures, purchase, sales and merger transactions and other similar transactions.

    DEPENDENCE ON GOVERNMENT CONTRACTS—We expect to continue to derive a portion of our revenues from Government contracts. Consequently, fluctuations in military spending by the U.S. Government could adversely affect our revenues and profitability. In addition, since these contracts are the result of competitive bidding processes, there can be no assurance that Scott will be awarded future contracts, or that once awarded, the Government will not terminate such contracts at its convenience.

    COMPETITION—Our Health & Safety unit designs and manufactures the Scott Air-Pak® SCBA, air-purifying products, gas detection instruments, thermal imaging cameras and other life support products for firefighting and personal protection against environmental and safety hazards. Our Aviation & Government unit designs, manufactures and sells protective breathing equipment, pilot and crew oxygen masks, and emergency oxygen systems for passengers and crew members on commercial, government and private aircraft and ships. Both of these manufacturing units participate in markets that are technology-based, industry-regulated and highly competitive. Failure by Scott to develop new products and/or remain competitive with changing business conditions could adversely affect market share.

    Certain competitors in the respective markets have significantly greater financial, technical and marketing resources. These competitive factors could adversely affect Scott's financial condition, results of operations and cash flows.

    LEVERAGE—Part of our strategy is to grow through acquisitions. Any such future acquisition could involve the incurrence of significant additional debt. In addition, our Board of Directors has authorized us to purchase up to 3 million shares of our common stock. We have purchased approximately 2.1 million shares since 1998. Future purchases of common stock could affect leverage.

    The degree to which Scott is leveraged could:

  1.
  impair our ability to obtain future financing for acquisitions, a refinancing or other purposes;

  2.
  make Scott more vulnerable than some of its competitors in a prolonged economic downturn; and

  3.
  restrict our ability to exploit new business opportunities and limit our flexibility to respond to changing business conditions.

    DISCONTINUED OPERATIONS—Between 1994 and last year, we divested a number of our businesses. Under the contracts, we have generally retained liability for events that occurred before the sale. We believe that appropriate accruals are recorded for losses that may arise, such as workers' compensation, product liability, general liability, environmental risks and federal and state tax matters. However, as these contractual matters are subject to significant uncertainty, no assurances can be given that the ultimate resolution of these matters will not have a material adverse effect upon our financial position, operating results or cash flows. In addition, effective December 31, 1998, Scott purchased a $20 million umbrella insurance policy that covers certain liabilities incurred by us in excess of a certain threshold amount.

    Deferred divestiture proceeds include our best estimates of the amounts we expect to realize on the collection of deferred proceeds and sale of residual assets related to discontinued operations. The amounts we will ultimately realize could differ materially from the amounts recorded.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

    Scott has variable rate debt obligations (as described in the "Notes to Consolidated Financial Statements—Note 6—Credit Facility", included elsewhere herein) subject to market risk from changes in interest rates. Sensitivity analysis is one technique used to measure the impact of changes in interest rates on the value of market-risk sensitive financial instruments. A hypothetical increase of 1 percentage point in interest rates would have the following impact on Scott's future interest expense:

Increase in Interest Expense (in thousands)
2000 (9 months)	$535
2001	620
2002	435
2003	194
2004	15

PART II. OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

(a)	List of Exhibits
10.0 Material Contracts
(i)
Amendment and Waiver No. 5 to the Amended and Restated Credit Agreement, dated as of April 28, 2000, by and between the Company and the Lenders Party hereto and General Electric Capital Corporation, as agent.
(ii)
Amendment and Waiver No. 6 to the Amended and Restated Credit Agreement, dated as of April 28, 2000, by and between the Company and the Lenders Party hereto and General Electric Capital Corporation, as agent.
27.0 Financial Data Schedule
(b)	Reports on Form 8-K filed during the quarter—None.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, SCOTT TECHNOLOGIES, INC. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCOTT TECHNOLOGIES, INC.
By:
Mark A. Kirk Senior Vice President and Chief Financial Officer (Duly Authorized and Principal Accounting Officer)

Date: May 15, 2000

EXHIBIT INDEX

Number		Description of Exhibits	Page No.
10.0		Material Contracts
	(i)	Amendment and Waiver No. 5 to the Amended and Restated Credit Agreement, dated as of April 28, 2000, by and between the Company and the Lenders Party hereto and General Electric Capital Corporation, as agent.	22
	(ii)	Amendment and Waiver No. 6 to the Amended and Restated Credit Agreement, dated as of April 28, 2000, by and between the Company and the Lenders Party hereto and General Electric Capital Corporation, as agent.	30
27.0		Financial Data Schedule

QuickLinks

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
SCOTT TECHNOLOGIES, INC. TABLE OF CONTENTS
  PART I. FINANCIAL INFORMATION
  ITEM 1. Financial Statements
  ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Segment Information
  Scott Aviation
  Corporate And Unallocated Costs And Expenses
  ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
  PART II. OTHER INFORMATION
  ITEM 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX