Form 10-Q
period 2000-06-30
SCOTT TECHNOLOGIES INC
filed 2000-08-15
CIK 720032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES ACT OF 1934

For the quarterly period ended June 30, 2000 Commission file number 1-8591

SCOTT TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-1297376

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Chagrin Highlands
2000 Auburn Dr., Suite 400
Beachwood, Ohio	44122

(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

Class A	Outstanding as of July 25, 2000

Common Stock, par value $.10 per share	16,947,440

SCOTT TECHNOLOGIES, INC.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	3
ITEM 1. Financial Statements	3

CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999	3

CONSOLIDATED STATEMENTS OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999	4

CONSOLIDATED BALANCE SHEETS
JUNE 30, 2000 AND DECEMBER 31, 1999	5

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999	7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	8
Summary of Significant Accounting Policies	8
Receivables	8
Inventories	8
Discontinued Operations	8
Income Taxes	9
Credit Facility	9
Long-Term Debt	10
Capital Stock	10
Contingent Liabilities	12
Purchase of Kemira Safety Oy, Inc.	12

ITEM 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	13

Forward-Looking Information	13
Results of Operations Summary	13
Scott Aviation	14
Corporate and Unallocated Costs and Expenses	16
Financial Position and Liquidity	17
Factors Affecting the Company' Prospects	17

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	20

PART II. OTHER INFORMATION	21

ITEM 4. Submission of Matters to a Vote of Security Holders	21
ITEM 5. Other Information	21
ITEM 6. Exhibits and Reports on Form 8-K	21

SIGNATURES	22

EXHIBIT INDEX	23

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

SCOTT TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended June 30,
	2000	1999
Net Sales	$ 66,135	$ 50,193
Cost of Sales	43,151	33,158

Gross Profit on Sales	22,984	17,035
Operating Expenses:
Selling, General and Administrative	10,155	6,380
Research and Development	1,226	815

Total Operating Expenses	11,381	7,195
Operating Income	11,603	9,840
Other Expense (Income):
Refinancing Costs	94	94
Interest Expense	1,630	2,433
Interest Income	(639)	(639)
Other, Net	547	407

Income from Continuing Operations
before Income Tax	9,971	7,545
Income Tax	3,606	2,833

Income from Continuing Operations	6,365	4,712
Discontinued Operations, net of tax:
Income from Operations	-	762
Gain on Disposal	-	16,245

	-	17,007
Income before Extraordinary Item	6,365	21,719
Extraordinary Item- (Loss) on Extinguishment of
Debt, net of tax	-	(156)

Net Income	$ 6,365	$ 21,563

Weighted Average Shares - Basic	16,944	18,198
Weighted Average Shares - Diluted	17,234	18,519
Per Share Data - Basic EPS:
Income from Continuing Operations	$ 0.38	$ 0.26
Income from Discontinued Operations	-	0.93

Income Before Extraordinary Item	0.38	1.19
Extraordinary Item (Loss)	-	(0.01)

Net Income	$ 0.38	$ 1.18

Per Share Data - Assuming Dilution:
Income from Continuing Operations	$ 0.37	$ 0.25
Income from Discontinued Operations	-	0.92

Income Before Extraordinary Item	0.37	1.17
Extraordinary Item (Loss)	-	(0.01)

Net Income	$ 0.37	$ 1.16

See Notes to Consolidated Financial Statements.

SCOTT TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except per share data)

	Six Months Ended June 30,
	2000	1999
Net Sales	$ 127,887	$ 98,946
Cost of Sales	83,308	66,087

Gross Profit on Sales	44,579	32,859

Operating Expenses:
Selling, General and Administrative	19,726	12,427
Research and Development	2,467	1,571

Total Operating Expenses	22,193	13,998

Operating Income	22,386	18,861

Other Expense (Income):
Refinancing Costs	188	188
Interest Expense	3,287	4,961
Interest Income	(1,472)	(1,238)
Other, Net	819	879

Income from Continuing Operations
before Income Tax	19,564	14,071
Income Tax	7,087	5,188

Income from Continuing Operations	12,477	8,883

Discontinued Operations, net of tax:
Income from Operations	-	1,761
Gain on Disposal	-	32,625

	-	34,386

Income before Extraordinary Item	12,477	43,269
Extraordinary Item- (Loss) on Extinguishment of
Debt, net of tax	-	(156)

Net Income	$ 12,477	$ 43,113

Weighted Average Shares - Basic	17,129	18,190
Weighted Average Shares - Diluted	17,405	18,453

Per Share Data - Basic EPS:
Income from Continuing Operations	$ 0.73	$ 0.49
Income from Discontinued Operations	-	1.89

Income Before Extraordinary Item	0.73	2.38
Extraordinary Item (Loss)	-	(0.01)

Net Income	$ 0.73	$ 2.37

Per Share Data - Assuming Dilution:
Income from Continuing Operations	$ 0.72	$ 0.48
Income from Discontinued Operations	-	1.87

Income Before Extraordinary Item	0.72	2.35
Extraordinary Item (Loss)	-	(0.01)

Net Income	$ 0.72	$ 2.34

See Notes to Consolidated Financial Statements.

SCOTT TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

ASSETS

	June 30, 2000	December 31, 1999

	(Unaudited)
CURRENT ASSETS
Cash and Cash Equivalents	$ 41,256	$ 67,924
Trade Accounts Receivable, less Allowance for
Uncollectible Accounts of $442 in 2000
and $334 in 1999	30,804	18,938
Inventories	36,779	33,193
Prepaid Expenses	1,837	2,311
Current Deferred Tax Asset	14,500	14,060

Total Current Assets	125,176	136,426

PROPERTY, PLANT AND EQUIPMENT
Land and Land Improvements	28,763	29,783
Buildings and Leasehold Improvements	13,501	12,718
Machinery and Equipment	31,279	26,492

	73,543	68,993
Accumulated Depreciation	(20,809)	(18,828)

Net Property, Plant and Equipment	52,734	50,165

OTHER ASSETS
Deferred Divestiture Proceeds and Other, Net	5,571	7,463
Prepaid Pension Costs	18,948	18,948
Intangible Assets	52,123	40,268
Cash Surrender Value of Insurance Policies	5,793	6,204
Prepaid Finance Costs	1,688	1,875
Deferred Tax Asset	7,335	13,215
Other	4,693	4,525

Total Other Assets	96,151	92,498

Total Assets	$ 274,061	$ 279,089

See Notes to Consolidated Financial Statements.

SCOTT TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

LIABILITIES

	June 30, 2000	December 31, 1999

	(Unaudited)
CURRENT LIABILITIES
Accounts Payable	$ 16,859	$ 12,910
Accrued Insurance Reserves	8,893	9,380
Accrued Compensation	4,990	4,315
Accrued Interest	1,463	1,133
Accrued Liabilities and Expenses	30,426	30,590
Current Portion of Long-Term Debt	7,500	5,010

Total Current Liabilities	70,131	63,338

Long-Term Debt	64,995	69,990
Non-Current Insurance Reserves	16,705	17,300
Other Non-Current Liabilities	27,117	31,390

Total Liabilities	178,948	182,018

STOCKHOLDERS' EQUITY
Series A Junior Participating Preferred
Shares, $1.00 Par Value; Authorized, 500
Shares; Issued and Outstanding, None	-	-
Preferred Stock, $1.00 Par Value; Authorized,
3,217 Shares; Issued and Outstanding, None	-	-
Common Stock, $0.10 Par Value; Authorized,
36,000 Shares; Issued and Outstanding
2000 - 19,075, 1999 - 19,046	1,907	1,905
Capital Surplus	114,898	114,502
Retained Earnings	16,185	3,708
Accumulated Other Comprehensive (Loss)	(1,284)	(1,563)
Treasury Stock, Common Shares at Cost
2000 - 2,128 shares; 1999 - 1,320 shares	(36,593)	(21,481)

Total Stockholders' Equity	95,113	97,071

Total Liabilities and Stockholders' Equity	$ 274,061	$ 279,089

See Notes to Consolidated Financial Statements.

SCOTT TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2000	1999
Operating Activities:
Income from Continuing Operations	$ 12,477	$ 8,883
Income from Discontinued Operations	-	34,386
(Loss) from Extraordinary Item	-	(156)
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities-
Depreciation and Amortization	3,538	2,791
Other, Net	(87)	1,370
Changes in Operating Assets and Liabilities
Accounts Receivable	(8,978)	(935)
Inventories	(1,528)	(3,399)
Prepaid Items	474	(4)
Other Assets	2,585	4,199
Accounts Payable	3,429	1,874
Accrued Liabilities and Expenses	(2,445)	593
Accrued Income Taxes	4,984	23,555
Other Liabilities	(5,869)	(5,689)

Net Cash Provided by Operating Activities	8,580	67,468

Investing Activities:
Capital Expenditures for Continuing Operations	(2,772)	(4,404)
Capital Expenditures for Discontinued Operations	-	(1,950)
Proceeds from Sale of Property, Plant and Equipment	1,576	497
Purchase of Kemira Safety Oy, Inc.	(16,833)	-
Proceeds from Business Divestitures	-	20,360
Receivable from Snorkel Earn-Out	-	(1,041)

Net Cash (Used) Provided by Investing Activities	(18,029)	13,462

Financing Activities:
Principal Payments on Debt	(2,505)	(18,486)
Proceeds from Issuing Common Stock	398	1,097
Payments to Reacquire Common Stock	(15,112)	(2,475)

Net Cash Used by Financing Activities	(17,219)	(19,864)

Net (Decrease) Increase in Cash and Cash Equivalents	(26,668)	61,066
Cash and Cash Equivalents at Beginning of Year	67,924	39,446

Cash and Cash Equivalents at End of Period	$ 41,256	$ 100,512

Cash and Cash Equivalents include cash from
Discontinued Operations

See Notes to Consolidated Financial Statements.

SCOTT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Scott Technologies has prepared the financial information included in this document following the rules and regulations of the Securities and Exchange Commission. This financial information properly reflects all adjustments (consisting of normal recurring accruals) which are, in our opinion, necessary to present a fair statement of the financial results of operations for the periods covered by this report. The results of operations for the three- and six-months ended June 30, 2000 are not necessarily indicative of the results to be expected for the entire year.

(1) Summary of Significant Accounting Policies:

The financial statements have been prepared in accordance with the accounting policies described in Note 1 of the Notes to Consolidated Financial Statements appearing in Scott's 1999 Form 10-K.

(2) Receivables:

Receivables consist of the following components (in thousands):

	June 30,	December 31,
	2000	1999

U.S. Government	$ 3,607	$ 1,066
Commercial	27,639	18,206
Allowance for Uncollectible Accounts	(442)	(334)

	$ 30,804	$ 18,938

We perform services under contracts with the U.S. Government as either a prime contractor or a subcontractor. Costs charged by us under these contracts are subject to audit.

(3) Inventories:

Inventories are summarized as follows (in thousands):

	June 30,	December 31,
	2000	1999

Raw materials	$ 16,736	$ 16,693
Work in process	3,941	3,517
Finished goods	16,869	14,234
Inventory reserves	(767)	(1,251)

Total Inventories	$ 36,779	$ 33,193

(4) Discontinued Operations:

Income from discontinued operations in 1999, net of tax, represents the operating results of our former Interstate Electronics Corporation subsidiary ("IEC".) The sale of IEC was completed on June 30, 1999.

Income on disposal of discontinued operations in 1999 included:

  a second quarter pretax gain of $27.2 million on the sale of Interstate Electronics;
  a second quarter pretax charge of $4.0 million to adjust the carrying value of real estate related to discontinued operations; and
  a $28.0 million pretax gain resulting from the receipt of additional consideration from the 1997 sale of our previously owned Snorkel division.

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
  a note receivable from the purchaser of the Taylor Instruments business; and
  other miscellaneous items.

(5) Income Taxes:

For the six-month and three-month periods ended June 30, 2000, income tax provisions of $7.0 million and $3.6 million, respectively, have been provided. For the three-months and six-months ended June 30, 2000, net federal tax expense amounts have decreased the deferred tax asset. The current deferred tax asset as of June 30, 2000 reflects the tax benefits we expect to utilize in the succeeding 12-month period.

(6) Credit Facility:

On December 31, 1998, we obtained new loan facilities ("Amended Credit Agreement") through General Electric Capital Corporation ("GECC"). The Amended Credit Agreement includes both a 72-month, $75.0 million revolving line of credit ("Revolver") and a 69-month, $75.0 million, delayed draw, term loan facility ("Term Loan").

Within the Revolver is a $30 million letter of credit sub-facility. Borrowings under the Revolver are available up to the lesser of:

1) $75 million, less outstanding letters of credit; or

2) four times the Company's trailing 12-month EBITDA plus cash and cash equivalents less:

  outstanding indebtedness; and
  a 50% letter of credit reserve

At our option, borrowings under the Revolver bear interest at alternate base rates based on:

1) the higher of:

  the U.S. prime rate plus a margin ranging from 25 to 150 basis points ("Index Margin"); or

  the Federal Funds rate plus 50 basis points, plus the Index Margin; or

2) LIBOR plus a margin ranging from 175 to 300 basis points ("LIBOR Margin").

The Index Margin (currently 25 basis points) and LIBOR Margin (currently 175 basis points) are subject to adjustment every three months based on our leverage ratio.

The Term Loan has the same interest rate alternatives as the Revolver. We can arrange for financial hedges to swap a variable interest rate on the Term Loan for a fixed interest rate. The weighted average interest rate on the Term Loan was 7.8825% during the second quarter of 2000.

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

As of June 30, 2000:

  $14.5 million of letters of credit were outstanding under the Revolver.
  No other borrowings other than letters of credit were outstanding under the Revolver ($60.5 million was available).
  $72.5 million was outstanding under the Term Loan.
  All financial covenants under both the Revolver and the Term Loan have been satisfied.

(7) Long-Term Debt:

Total debt consists of the following components (in thousands):

	June 30, 2000	December 31, 1999

Term Loan	$ 72,495	$ 75,000

Less - Current Maturities	$ (7,500)	$ (5,010)

Long-Term Debt	$ 64,995	$ 69,990

(8) Capital Stock:

Each share of common stock is entitled to one vote per share. We are authorized by the Board of Directors to purchase up to 3 million shares of our common stock. Through June 30, 2000, we have purchased on the open market approximately 2.1 million shares at a cost of $36.6 million. These purchased shares are reflected as treasury stock, at cost, on our Balance Sheet.

Earnings per share ("EPS") for the six-month and three-month periods ended June 30, 2000 and 1999 were calculated using the following share data. Reconciliation of the numerators and denominators of the basic and diluted EPS calculation are as follows (in thousands, except per share data):

For the Six-Month Period Ended June 30, 2000	Income Numerator	Shares Denominator	Per Share Amount

Basic EPS
Income Available to Common Stockholders	$ 12,477	17,129	$ 0.73
Effect of Dilutive Securities
Stock Options		276
Diluted EPS
Income Available to Common Stockholders	$ 12,477	17,405	$ 0.72

The following options to purchase shares of common stock were outstanding as of June 30, 2000 but were not included in the computation of diluted EPS for the six- months ended June 30, 2000 because their exercise prices were greater than the average market price of the common shares:

Grant Date	# of Shares	Option Price	Expiration Date
October 11, 1999	5	$19.25	October 11, 2006
February 10, 2000	158	$18.81	February 10, 2007

For the Six-Month Period Ended June 30, 1999	Income Numerator	Shares Denominator	Per Share Amount

Basic EPS
Income Available to Common Stockholders	$ 43,113	18,190	$ 2.37
Effect of Dilutive Securities
Stock Options		263
Diluted EPS
Income Available to Common Stockholders	$ 43,113	18,453	$ 2.34

There were no options to purchase shares of common stock outstanding as of June 30, 1999 which had an exercise price greater than the average market price of the common shares.

For the Three-Month Period Ended June 30, 2000	Income Numerator	Shares Denominator	Per Share Amount

Basic EPS
Income Available to Common Stockholders	$ 6,365	16,944	$ 0.38
Effect of Dilutive Securities
Stock Options		290
Diluted EPS
Income Available to Common Stockholders	$ 6,365	17,234	$ 0.37

The following options to purchase shares of common stock were outstanding as of June 30, 2000 but were not included in the computation of diluted EPS because their exercise prices were greater than the average market price of the common shares:

Grant Date	# of Shares	Option Price	Expiration Date
October 11, 1999	5	$19.25	October 11, 2006
February 10, 2000	158	$18.81	February 10, 2007

For the Three-Month Period Ended June 30, 1999	Income Numerator	Shares Denominator	Per Share Amount

Basic EPS
Income Available to Common Stockholders	$ 21,563	18,198	$ 1.18
Effect of Dilutive Securities Stock Options		321
Diluted EPS
Income Available to Common Stockholders	$ 21,563	18,519	$ 1.16

There were no options to purchase shares of common stock outstanding as of June 30, 1999 which had an exercise price greater than the average market price of the common shares.

(9)    Contingent Liabilities:

Scott has guaranteed 50% of a loan for $13.8 million of an affiliate's venture in connection with the Chagrin Highlands Development. The promissory note is secured by a mortgage on a building and land. This commitment, which had a fair value of $5.4 million at June 30, 2000 and $4.8 million at December 31, 1999, is not expected to have a material adverse effect on Scott's financial position or results of operations.

Scott and its subsidiaries are defendants in various lawsuits arising in the ordinary course of business. In the opinion of management, any liability with respect to these matters will not have a material adverse effect on our financial condition, cash flow or results of operations.

(10) Purchase of Kemira Safety Oy, Inc.:

During the first quarter of 2000, Scott agreed to purchase 100% of the outstanding shares of Kemira Safety Oy (now Scott Health & Safety OY) for approximately $17.0 million in cash. On May 3, 2000, the purchase was completed. Scott Health & Safety Oy, based in Vassa, Finland, is a leading European manufacturer of respiratory safety equipment, including powered air purifying respirators (PAPRs), full- and half-mask respirators and cartridge filters. We used the purchase method to account for this transaction, and accordingly, goodwill has been recorded.

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

Results of Operations Summary
(in thousands)

	1st Qtr. 2000	2nd Qtr .2000	Six Mos. 2000	Six Mos. 1999	2nd Qtr. 1999

Net Sales	$61,752	$66,135	$127,887	$ 98,946	$ 50,193
Cost of Sales	40,157	43,151	83,308	66,087	33,158

Gross Profit on Sales	21,595	22,984	44,579	32,859	17,035
% of Net Sales	35.0%	34.8%	34.9%	33.2%	33.9%

Operating Expenses:
Selling, General and
Administrative	9,571	10,155	19,726	12,427	6,380
Research & Development	1,241	1,226	2,467	1,571	815

Total Operating Expenses	10,812	11,381	22,193	13,998	7,195

Operating Income	10,783	11,603	22,386	18,861	9,840

% of Net Sales	17.5%	17.5%	17.5%	19.1%	19.6%
Other Expense(Income):
Refinancing Costs	94	94	188	188	94
Interest Expense	1,657	1,630	3,287	4,961	2,433
Interest Income	(833)	(639)	(1,472)	(1,238)	(639)
Other, Net	272	547	819	879	407

Income from Continuing
Operations before Income
Tax and Extraordinary Item	9,593	9,971	19,564	14,071	7,545
Income Tax	3,481	3,606	7,087	5,188	2,833

Income from Continuing
Operations before
Extraordinary Item	6,112	6,365	12,477	8,883	4,712
Discontinued Operations,
net of tax	-	-	-	34,386	17,007
Extraordinary Item - (Loss)
on Extinguishment of
Debt, net of tax	-	-	-	(156)	(156)

Net Income	$ 6,112	$ 6,365	$ 12,477	$ 43,113	$ 21,563

Net sales increased by 31.8% in the second quarter of 2000 to $66.1 million from $50.2 million in 1999. For the first six months of 2000, net sales increased by 29.2% to $127.9 million from $98.9 million in 1999. Health & Safety net sales increased by approximately $14.2 million, or 51.9%, to $41.5 million, while Aviation & Government net sales increased by approximately $1.7 million, or 7.7%, to $24.6 million, compared to the second quarter of 1999. The increase in Health & Safety net sales was due to an increase in the amount of shipments of products, primarily the Scott Air-Pak® SCBA (self-contained breathing apparatus), and the sales of acquired companies. The increase in Aviation & Government net sales was due primarily to sales of AV-OX Inc., which was acquired on December 8, 1999.

Gross profit, as a percentage of sales, increased to 34.8% in the second quarter of 2000 from 33.9% in the second quarter of 1999. For the first six months of 2000, gross profit, as a percentage of sales, increased to 34.9% from 33.2% in 1999. These increases are a result of higher sales, successful cost reduction initiatives and a change in product mix including higher gross margins from Scott/Bacharach Instruments, LLC and Scott Health & Safety Oy (formerly Kemira Safety OY).

Operating income improved by $1.8 million to $11.6 million in the second quarter of 2000 and improved by $3.5 million to $22.4 million for the first six months of 2000 as a result of higher sales and the improved gross profit. However, the operating margin percentage declined as a result of goodwill amortization associated with acquired companies, the inherently lower operating margins of the acquired companies and the not yet fully realized synergies of the acquisitions. Income before income taxes from continuing operations improved by $2.4 million to $10.0 million in the second quarter of 2000 and improved by $5.5 million to $19.6 million during the first six months of 2000. These increases were primarily due to the profit improvement previously mentioned combined with lower interest expense as a result of reduced debt levels and lower interest rates.

Income from discontinued operations in 1999, net of tax, represents:

      1)    the operating results of our former Interstate Electronics Corporation subsidiary which was sold on June 30, 1999;
      2)    a second quarter pretax gain of $27.2 million on the sale of Interstate Electronics;
      3)    a second quarter pretax charge of $4.0 million to adjust the carrying value of real estate related to discontinued
             operations; and
      4)    a $28.0 million pretax gain resulting from the receipt of additional consideration from the 1997 sale of Snorkel.

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

Scott's Health & Safety unit designs, manufactures and sells the Scott Air-Pak® SCBA, air-purifying products, gas detection instruments, thermal imaging cameras and other life support products for firefighting and personal protection against environmental and safety hazards. Scott's Aviation & Government unit designs, manufactures and sells protective breathing equipment, pilots and crew oxygen masks, and emergency oxygen systems for passengers and crew members on commercial, government and private aircraft and ships.

On September 1, 1999, Scott and Bacharach Holdings, Inc. and Affiliates entered into a joint venture, Scott/Bacharach Instruments, LLC, for the purpose of designing, developing, manufacturing and distributing gas detection products, including fixed and portable instruments. Scott owns a 51% interest in the joint venture, but accounts for the joint venture as 100% owned because of its obligation to purchase the 49% it does not now own.

On December 8, 1999, we purchased 100% of the common stock of AV-OX, Inc., which provides maintenance and overhaul services for oxygen-related equipment to the aviation industry.

On May 3, 2000, we purchased 100% of the outstanding shares of Scott Health & Safety OY (formerly Kemira Safety Oy), for approximately $17 million in cash. Scott Health & Safety OY, based in Vassa, Finland, is a leading European manufacturer of respiratory safety equipment, including powered air purifying respirators (PAPRs), full- and half-mask respirators and cartridge filters.

Financial Review

The annual results of operations excluding Corporate were as follows (in thousands):

	1st Qtr 2000	2nd Qtr 2000	Six Mos. 2000	Six Mos. 1999	2nd Qtr 1999

Sales:
Health & Safety	$ 36,975	$ 41,508	$ 78,483	$ 54,850	$ 27,323
Aviation & Government	24,777	24,627	49,404	44,096	22,870

Net Sales	61,752	66,135	127,887	98,946	50,193
Cost of Sales	40,157	43,151	83,308	66,087	33,158

Gross Profit on Sales	21,595	22,984	44,579	32,859	17,035
% of Sales	35.0%	34.8%	34.9%	33.2%	33.9%
Operating Expenses:
Selling, General and
Administrative	7,799	8,505	16,304	8,816	4,552
Research and Development	1,241	1,226	2,467	1,571	815

Total Operating Expenses	9,040	9,731	18,771	10,387	5,367

Operating Income	$ 12,555	$ 13,253	$ 25,808	$ 22,472	$ 11,668

% of Sales	20.3%	20.0%	20.2%	22.7%	23.2%

Discussion of 2000 Compared to 1999

Changes during the second quarter and first six months of 2000 compared to the same periods in 1999 include the following:

SALES

  Net sales increased by 31.8% for the three-months and 29.2% for the six months.
  Sales grew organically (approximately 11.2% for the second quarter and first half of 2000) through increased shipments of Health & Safety products, primarily Air-Paks® SCBA, and  increased shipments of oxygen products to Aviation & Government customers.
  The net sales of products from acquisitions accounted for approximately $10 million in the second quarter and approximately $17 million for the six months.

GROSS PROFIT

  Gross profit increased by $5.9 million for the second quarter and $11.7 million for the first six months of 2000 compared to 1999.
  Gross margin was 34.8% in 2000 vs. 33.9% in 1999 for the second quarter and 34.9% in 2000 vs. 33.2% in 1999 YTD.
  A result of increased sales.
  Successful cost reduction initiatives.
  Higher gross margins from acquisitions.

OPERATING EXPENSES

  Selling, general and administrative expenses increased as a percentage of sales. Second quarter - 12.9% in 2000 vs. 9.1% in 1999. YTD - 12.7% in 2000 vs. 8.9% in 1999. The increase resulted from:
  Amortization of goodwill associated with the acquisitions.
  Synergies from acquired companies not yet fully realized.
  Higher selling expense at Scott/Bacharach joint venture and at Scott Health & Safety OY.
  Research and development expenses increased slightly as a percentage of sales for the second quarter and the six months.

Corporate And Unallocated Costs And Expenses

Financial Review

Corporate activity and unallocated costs and expenses were as follows (in thousands):

	1st Qtr 2000	2nd Qtr 2000	Six Mos. 2000	Six Mos. 1999	2nd Qtr 1999

Selling, General and| Administrative	$ 1,772	$ 1,650	$ 3,422	$ 3,611	$ 1,828

Other Expenses (Income):
Refinancing Costs	$ 94	$ 94	$ 188	$ 188	$ 94
Interest Expense	1,657	1,630	3,287	4,961	2,433
Interest Income	(833)	(639)	(1,472)	(1,238)	(639)
Other, Net	272	547	819	879	407

Discussion of 2000 Compared to 1999

    Selling, general and administrative expenses were lower due to cost containment by management.
    Interest expense decreased for 2000 due to lower outstanding debt and lower interest rates.
    Interest income increased for the six months due primarily to increased cash balances in the first quarter of 2000.

  Financial Position and Liquidity

  At June 30, 2000, cash and cash equivalents reflected in our consolidated balance sheet totaled $41.3 million, a decrease of $26.7 million from December 31, 1999. This decrease was primarily related to the purchase of our common stock and the purchase of Scott Health & Safety OY.

  Net cash provided by operating activities during the first six months of 2000 was $8.6 million, reflecting net income of $12.5 million, depreciation and amortization of $3.5 million and the net change in other operating activities of $1.6 million offset by an increase in accounts receivable of $9.0 million. Accounts receivable increased due to higher sales volume in the first half of 2000.

  Net cash used by investing activities during the first half of 2000 was $18.0 million. This consisted of the purchase of Scott Health & Safety OY for $16.8 million, capital expenditures for machinery, equipment, tooling and real estate development costs of $2.8 million, less proceeds from the sale of property, plant and equipment of $1.6 million.

  Net cash used by financing activities was $17.2 million, which included $2.5 million in principal payments on debt and $15.1 million to repurchase 808,200 shares of our common stock at market prices, less proceeds from stock options exercised of $0.4 million.

  Liquidity is provided by Scott's cash and cash equivalents, which totaled $41.3 million at June 30, 2000, and by a $75 million line of credit, of which $60.5 million was available at June 30, 2000.

  Our cash balance at June 30, 2000 is available for general corporate purposes. Those purposes may include investment in our current operations, payment of liabilities associated with previously divested businesses, use of all or a portion of the purchase price for possible acquisitions and stock repurchases. Our Board of Directors has authorized us to repurchase up to 3 million shares of Scott's common stock. We repurchased 808,200 shares of our common stock at a cost of $15.1 million, at market prices, during the first quarter of 2000. We have repurchased approximately 2.1 million of the 3 million authorized shares to date.

  Factors Affecting The Company's Prospects

  The prospects of the Company may be affected by a number of factors, including the matters discussed below:

  STRATEGIC PLAN - The Company's strategic plan has been to grow through strategic acquisitions, systematic market expansion, including international markets, and new and "next generation" product development. In addition, Scott may consider alternative strategies that may further enhance shareholder value.

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

  We announced on July 24, 2000 that a distributor agreement with Intertechnique will terminate on December 31, 2000. Intertechnique, which was purchased during the fourth quarter of 1999 by Zodiac Groupe, is the designer and manufacturer of masks for pilots and crew that we sell through our Aviation & Government unit. We will continue to deliver these masks through June 2001 in order to provide a smooth transition for our customers. Zodiac Groupe changed their marketing strategy to adopt a "direct-to-consumer" approach. Our agreement with Intertechnique relates to products that accounted for approximately 15% of Scott's overall net sales during 1999. The margins on this product line were better than consolidated margins. We expect that the cessation of this agreement will not affect our revenues and operating margins until the last six-months of 2001. We plan to offset the impact of the transition at least partially, if not fully, through our strategic plan, which includes rapid growth in the Health & Safety unit along with other factors mentioned above, however, no assurances can be given that we will be able to fully or partially offset the impact on revenues or earnings.

  In view of some of the uncertainties that may affect the success of the strategic plan, Scott may consider other strategic alternatives that may further enhance shareholder value including, among others, strategic alliances and joint ventures, purchase, sales and merger transactions and other similar transactions.

  DEPENDENCE ON GOVERNMENT CONTRACTS - We expect to continue to derive a portion of our revenues from Government contracts. Consequently, fluctuations in military spending by the U.S. Government could adversely affect our revenues and profitability. In addition, since these contracts are the result of competitive bidding processes, there can be no assurance that Scott will be awarded future contracts, or that, once awarded, the Government will not terminate such contracts at its convenience.

  COMPETITION - Our Health & Safety unit designs and manufactures the Scott Air-Pak® SCBA, air-purifying products, gas detection instruments, thermal imaging cameras and other life support products for firefighting and personal protection against environmental and safety hazards. Our Aviation & Government unit designs, manufactures and sells protective breathing equipment, pilot and crew oxygen masks, and emergency oxygen systems for passengers and crew members on commercial, government and private aircraft and ships. Both of these manufacturing units participate in markets that are technology-based, industry-regulated and highly competitive. Failure by Scott to develop new products and/or remain competitive with changing business conditions could adversely affect market share.

  Certain competitors in the respective markets have significantly greater financial, technical and marketing resources. These competitive factors could adversely affect Scott's financial condition, results of operations and cash flows.

  LEVERAGE - Part of our strategy is to grow through acquisitions. Any such future acquisition could involve the incurrence of significant additional debt. In addition, our Board of Directors has authorized us to purchase up to 3 million shares of our common stock. We have purchased approximately 2.1 million shares since 1998. Future purchases of common stock could affect leverage.

  The degree to which Scott is leveraged could:

    impair our ability to obtain future financing for acquisitions, a refinancing or other purposes;
    make Scott more vulnerable than some of its competitors in a prolonged economic downturn; and
    restrict our ability to exploit new business opportunities and limit our flexibility to respond to changing business conditions.

  DISCONTINUED OPERATIONS - Between 1994 and last year, we divested a number of our businesses. Under the contracts, we have generally retained liability for events that occurred before the sale. We believe that appropriate accruals are recorded for losses that may arise, such as workers' compensation, product liability, general liability, environmental risks and federal and state tax matters. However, as these contractual matters are subject to significant uncertainty, no assurances can be given that the ultimate resolution of these matters will not have a material adverse effect upon our financial position, operating results or cash flows. In addition, effective December 31, 1998, Scott purchased a $20.0 million umbrella insurance policy that covers certain liabilities incurred by us in excess of a certain threshold amount.

  Deferred divestiture proceeds include our best estimates of the amounts we expect to realize on the collection of deferred proceeds and sale of residual assets related to discontinued operations. The amounts we will ultimately realize could differ materially from the amounts recorded.

  ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

  Scott has variable rate debt obligations (as described in the "Notes to Consolidated Financial Statements - Note 6 - Credit Facility", included elsewhere herein) subject to market risk from changes in interest rates. Sensitivity analysis is one technique used to measure the impact of changes in interest rates on the value of market-risk sensitive financial instruments. A hypothetical increase of one percentage point in interest rates would have the following impact on Scott's future interest expense based upon Scott's interest-rate obligations as of June 30, 2000:

Increase in Interest Expense (in thousands)

2000 (6 months)	$ 355
2001	638
2002	506
2003	325
2004	94

  PART II. OTHER INFORMATION

  ITEM 4. Submission of Matters to a Vote of Security Holders

  The annual stockholders' meeting was held on May 25, 2000. Holders on the record date for the annual meeting owned 16,918,134 shares of common stock. Each holder of a share of common stock was entitled to one vote per share on each matter presented at the annual meeting.

  Election of Directors: The nominees for Director were elected pursuant to the following vote:

NOMINEE	FOR	AUTHORITY WITHHELD

Fred A. Breidenbach	15,062,724	167,767
Robert P. Collins	15,048,168	182,323
Frank N. Linsalata	15,063,274	167,217

  ITEM 5. Other Information

  This description of a recent amendment to the Company's Stockholder Rights Plan amends the "Description of Capital Stock" included in the Company's current report on Form 8-K dated December 15, 1998.

  On July 31, 2000, the Company announced that its Board of Directors approved an amendment to the Company's existing Stockholder Rights Plan, adopted on December 15, 1998. As amended, the plan now provides that any person or group may now purchase, obtain the right to purchase or obtain through a tender offer or an exchange offer up to 20 percent of the beneficial ownership of the outstanding common stock before the rights become exercisable. The previous beneficial ownership threshold for exercising the rights had been 15 percent. The plan continues to exclude from the calculation of beneficial ownership certain shares owned by stockholders who entered into agreements with the company in which such holders agree, among other things, not to seek control of the company. Each right will entitle the registered holder to purchase from the Company one one-hundredth (1/100) of a share (a "Preferred Share Fraction") of the Company's Series A Junior Participating Preferred Shares, par value $1.00 per share, or a combination of securities and assets of equivalent value, at a per unit, adjustable Purchase Price of $35.

  ITEM 6. Exhibits and Reports on Form 8-K

(a)	List of Exhibits

4.0 Amended Stockholders Rights Plan dated July 27, 2000.

27.0 Financial Data Schedule

(b)	Reports on Form 8-K filed during the quarter - None.

  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, SCOTT TECHNOLOGIES, INC. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCOTT TECHNOLOGIES, INC.

By: /s/ Mark A. Kirk

Mark A. Kirk
President and
Chief Executive Officer

  (Duly Authorized and Principal Accounting Officer)
  Date: August 14, 2000

  EXHIBIT INDEX

Number	Description of Exhibits	Page No.

4.0	Amended Stockholders Rights Plan dated July 27, 2000.	24
27.0	Financial Data Schedule	27