Form 10-Q/A
period 2000-09-30
SCOTT TECHNOLOGIES INC
filed 2000-11-07
CIK 720032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES ACT OF 1934

For the quarterly period ended September 30, 2000 Commission file number 1-8591

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

Class A	Outstanding as of October 25, 2000
Common Stock, par value $.10 per share	16,947,488

This Form 10-Q/A is being filed because of the erroneous filing on November 6, 2000, which contained last quarter's Form 10-Q for the period ending June 30, 2000. The Form 10-Q/A provides correct information for the period ending September 30, 2000.

SCOTT TECHNOLOGIES, INC.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	3
ITEM 1. Financial Statements	3

CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999	3

CONSOLIDATED STATEMENTS OF INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999	4

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2000 AND DECEMBER 31, 1999	5

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999	7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	8
Summary of Significant Accounting Policies	8
Receivables	8
Inventories	8
Discontinued Operations	8
Income Taxes	9
Credit Facility	9
Long-Term Debt	10
Capital Stock	10
Contingent Liabilities	12
Purchase of Kemira Safety Oy, Inc	12

ITEM 2. Management’s Discussion and Analysis of Financial
Condition and Results of Operations	13

Forward-Looking Information	13
Results of Operations Summary	13
Scott Aviation	14
Corporate and Unallocated Costs and Expenses	16
Financial Position and Liquidity	17
Factors Affecting the Company’s Prospects	17

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	20

PART II. OTHER INFORMATION	21

ITEM 4. Submission of Matters to a Vote of Security Holders	21
ITEM 5. Other Information	21
ITEM 6. Exhibits and Reports on Form 8-K	21

SIGNATURES	22

EXHIBIT INDEX	23

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

SCOTT TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended September 30,
	2000	1999

Net Sales	$ 66,919	$ 49,998
Cost of Sales	43,276	32,807

Gross Profit on Sales	23,643	17,191

Operating Expenses:
Selling, General and Administrative	10,680	6,881
Research and Development	1,336	903

Total Operating Expenses	12,016	7,784

Operating Income	11,627	9,407

Other Expense (Income):
Refinancing Costs	93	93
Interest Expense	1,661	2,191
Interest Income	(655)	(1,295)
Other, Net	337	353

Income from Continuing Operations
before Income Tax	10,191	8,065
Income Tax	3,722	3,039

Net Income	$ 6,469	$ 5,026

Weighted Average Shares - Basic	16,946	18,072
Weighted Average Shares - Diluted	17,213	18,368

Per Share Data – Basic EPS:
Net Income	$ 0.38	$ 0.28

Per Share Data - Assuming Dilution:
Net Income	$ 0.38	$ 0.27

See Notes to Consolidated Financial Statements.

SCOTT TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except per share data)

	Nine Months Ended September 30,

	2000	1999

Net Sales	$ 194,806	$ 148,944
Cost of Sales	126,584	98,894

Gross Profit on Sales	68,222	50,050

Operating Expenses:
Selling, General and Administrative	30,406	19,308
Research and Development	3,803	2,474

Total Operating Expenses	34,209	21,782

Operating Income	34,013	28,268

Other Expense (Income):
Refinancing Costs	281	281
Interest Expense	4,948	7,152
Interest Income	(2,127)	(2,533)
Other, Net	1,156	1,232

Income from Continuing Operations
before Income Tax	29,755	22,136
Income Tax	10,809	8,227

Income from Continuing Operations	18,946	13,909

Discontinued Operations, Net of Tax:
Income from Operations	-	1,761
Gain on Disposal	-	32,625

	-	34,386

Income before Extraordinary Item	18,946	48,295
Extraordinary Item- (Loss) on Extinguishment of Debt, Net of Tax	-	(156)

Net Income	$ 18,946	$ 48,139

Weighted Average Shares - Basic	17,067	18,150
Weighted Average Shares - Diluted	17,339	18,408

Per Share Data - Basic EPS:
Income from Continuing Operations	$ 1.11	$ 0.77
Income from Discontinued Operations	-	1.89

Income Before Extraordinary Item	1.11	2.66
Extraordinary Item (Loss)	-	(0.01)

Net Income	$ 1.11	$ 2.65

Per Share Data - Assuming Dilution:
Income from Continuing Operations	$ 1.09	$ 0.76
Income from Discontinued Operations	-	1.87

Income Before Extraordinary Item	1.09	2.63
Extraordinary Item (Loss)	-	(0.01)

Net Income	$ 1.09	$ 2.62

See Notes to Consolidated Financial Statements.

SCOTT TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

ASSETS

	September 30,	December 31,
	2000	1999

	(Unaudited)
CURRENT ASSETS
Cash and Cash Equivalents	$ 47,376	$ 67,924
Trade Accounts Receivable, less Allowance for Uncollectible Accounts
of $551 in 2000 and $334 in 1999	31,965	18,938
Inventories	37,344	33,193
Prepaid Expenses	1,340	2,311
Current Deferred Tax Asset	15,000	14,060

Total Current Assets
	133,025	136,426

PROPERTY, PLANT AND EQUIPMENT
Land and Land Improvements	23,893	29,783
Buildings and Leasehold Improvements	12,821	12,718
Machinery and Equipment	31,366	26,492

	68,080	68,993
Accumulated Depreciation	(20,572)	(18,828)

Net Property, Plant and Equipment
	47,508	50,165

OTHER ASSETS
Deferred Divestiture Proceeds and Other, Net	5,559	7,463
Prepaid Pension Costs	18,948	18,948
Intangible Assets	51,798	40,268
Cash Surrender Value of Insurance Policies	5,827	6,204
Prepaid Finance Costs	1,594	1,875
Deferred Tax Asset	3,976	13,215
Other	5,006	4,525

Total Other Assets	92,708	92,498

Total Assets	$ 273,241	$ 279,089

See Notes to Consolidated Financial Statements.

SCOTT TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

LIABILITIES

	September 30,	December 31,
	2000	1999
	(Unaudited)
CURRENT LIABILITIES
Accounts Payable	$ 16,497	$ 12,910
Accrued Insurance Reserves	8,794	9,380
Accrued Compensation	5,373	4,315
Accrued Interest	533	1,133
Accrued Liabilities and Expenses	26,966	30,590
Current Portion of Long-Term Debt	8,745	5,010

Total Current Liabilities	66,908	63,338

Long-Term Debt	62,498	69,990
Non-Current Insurance Reserves	15,991	17,300
Other Non-Current Liabilities	26,843	31,390

Total Liabilities	172,240	182,018

STOCKHOLDERS’ EQUITY

Series A Junior Participating Preferred
Shares, $1.00 Par Value; Authorized, 500
Shares; Issued and Outstanding, None	-	-
Preferred Stock, $1.00 Par Value; Authorized,
3,217 Shares; Issued and Outstanding, None	-	-
Common Stock, $0.10 Par Value; Authorized,
36,000 Shares; Issued and Outstanding
2000 – 19,075, 1999 – 19,046	1,907	1,905
Capital Surplus	114,898	114,502
Retained Earnings	22,653	3,708
Accumulated Other Comprehensive (Loss)	(1,864)	(1,563)
Treasury Stock, Common Shares at Cost
2000 – 2,128 shares; 1999 – 1,320 shares	(36,593)	(21,481)

Total Stockholders’ Equity	101,001	97,071

Total Liabilities and Stockholders’ Equity	$ 273,241	$ 279,089

See Notes to Consolidated Financial Statements.

SCOTT TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2000	1999

Operating Activities:
Income from Continuing Operations	$ 18,946	$ 13,909
Income from Discontinued Operations	-	34,386
(Loss) from Extraordinary Item	-	(156)
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities-
Depreciation and Amortization	5,484	4,050
Other, Net	6	63
Changes in Operating Assets and Liabilities
Accounts Receivable	(10,073)	(1,022)
Inventories	(2,138)	(7,520)
Prepaid Items	971	(346)
Other Assets	2,129	6,320
Accounts Payable	2,993	1,475
Accrued Liabilities and Expenses	(6,551)	(4,344)
Accrued Income Taxes	7,843	25,991
Other Liabilities	(6,993)	(9,349)

Net Cash Provided by Operating Activities	12,617	63,457

Investing Activities:
Capital Expenditures for Continuing Operations	(4,232)	(4,694)
Capital Expenditures for Discontinued Operations	-	(1,950)
Proceeds from Sale of Property, Plant and Equipment	6,371	1,083
Investment in Joint Venture	-	(14,382)
Purchase of Kemira Safety Oy, Inc.	(16,833)	-
Proceeds from Business Divestitures	-	20,360
Receivable from Snorkel Earn-Out	-	(1,041)

Net Cash (Used) by Investing Activities	(14,694)	(624)

Financing Activities:
Proceed from Borrowings on Debt	-	30,000
Principal Payments on Debt	(3,757)	(100,031)
Proceeds from Issuing Common Stock	398	2,112
Payments to Reacquire Common Stock	(15,112)	(9,404)

Net Cash Used by Financing Activities	(18,471)	(77,323)

Net (Decrease) in Cash and Cash Equivalents	(20,548)	(14,490)

Cash and Cash Equivalents at Beginning of Year	67,924	39,446

Cash and Cash Equivalents at End of Period	$ 47,376	$ 24,956

Cash and Cash Equivalents include cash from Discontinued Operations

See Notes to Consolidated Financial Statements.

SCOTT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Scott Technologies has prepared the financial information included in this document following the rules and regulations of the Securities and Exchange Commission. This financial information properly reflects all adjustments (consisting of normal recurring accruals) which are, in our opinion, necessary to present a fair statement of the financial results of operations for the periods covered by this report. The results of operations for the three- and nine-month periods ended September 30, 2000 are not necessarily indicative of the results to be expected for the entire year.

(1) Summary of Significant Accounting Policies:

The financial statements have been prepared in accordance with the accounting policies described in Note 1 of the Notes to Consolidated Financial Statements appearing in Scott’s 1999 Form 10-K.

(2) Receivables:

Receivables consist of the following components (in thousands):

	September 30,	December 31,
	2000	1999

U.S. Government	$ 1,313	$ 1,066
Commercial	31,203	18,206
Allowance for Uncollectible Accounts	(551)	(334)

	$ 31,965	$ 18,938

We perform services under contracts with the U.S. Government as either a prime contractor or a subcontractor. Costs charged by us under these contracts are subject to audit.

(3) Inventories:

Inventories are summarized as follows (in thousands):

	September 30,	December 31,
	2000	1999

Raw materials	$ 16,489	$ 16,693
Work in process	3,592	3,517
Finished goods	18,095	14,234
Inventory reserves	(832)	(1,251)

	$ 37,344	$ 33,193

(4) Discontinued Operations:

Income from discontinued operations in 1999, net of tax, represents the operating results of our former Interstate Electronics Corporation subsidiary ("IEC".) The sale of IEC was completed on June 30, 1999.

Income on disposal of discontinued operations in 1999 included:

1) a second quarter pretax gain of $27.2 million on the sale of Interstate Electronics;
2) a second quarter pretax charge of $4.0 million to adjust the carrying value of real estate related to discontinued operations; and
3) a $28.0 million pretax gain resulting from the receipt of additional consideration from the 1997 sale of our previously owned Snorkel division.

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

(5) Income Taxes:

For the three-month and nine-month periods ended September 30, 2000, income tax provisions of $3.7 million and $10.8 million, respectively, have been provided. For the three-month and nine-month periods ended September 30, 2000, net federal tax expense amounts have decreased the deferred tax asset. The current deferred tax asset as of September 30, 2000 reflects the tax benefits we expect to utilize in the succeeding 12-month period.

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

Within the Revolver is a $30 million letter of credit sub-facility. Borrowings under the Revolver are available up to the lesser of:

  1) $75 million, less outstanding letters of credit; or
  2) four times the Company’s trailing 12-month EBITDA plus cash and cash equivalents less:
    (a) outstanding indebtedness; and
    (b) a 50% letter of credit reserve.

At our option, borrowings under the Revolver bear interest at alternate base rates based on:

1) the higher of:
     (a) the U.S. prime rate plus a margin ranging from 25 to 150 basis points ("Index Margin"); or
     (b) the Federal Funds rate plus 50 basis points, plus the Index Margin; or
2) LIBOR plus a margin ranging from 175 to 300 basis points ("LIBOR Margin".)

The Index Margin (currently 25 basis points) and LIBOR Margin (currently 175 basis points) are subject to adjustment every three months based on our leverage ratio.

The Term Loan has the same interest rate alternatives as the Revolver. We can arrange for financial hedges to swap a variable interest rate on the Term Loan for a fixed interest rate. The weighted average interest rate on the Term Loan was 8.381% during the third quarter of 2000.

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

As of September 30, 2000:

a) $14.5 million of letters of credit were outstanding under the Revolver.
b) No other borrowings other than letters of credit were outstanding under the Revolver ($60.5 million was available).
c) $71.2 million was outstanding under the Term Loan.
d) All financial covenants under both the Revolver and the Term Loan have been satisfied.

(7) Long-Term Debt:

Total debt consists of the following components (in thousands):

	September 30, 2000	December 31, 1999

Term Loan	$ 71,243	$ 75,000

Less - Current Maturities	$ (8,745)	$ (5,010)

Long-Term Debt	$ 62,498	$ 69,990

(8) Capital Stock:

Each share of common stock is entitled to one vote per share. We are authorized by the Board of Directors to purchase up to 3 million shares of our common stock. Through September 30, 2000, we have purchased on the open market approximately 2.1 million shares at a cost of $36.6 million. These purchased shares are reflected as treasury stock, at cost, on our Balance Sheet.

Earnings per share ("EPS") for the nine-month and three-month periods ended September 30, 2000 and 1999 were calculated using the following share data. Reconciliation of the numerators and denominators of the basic and diluted EPS calculation are as follows (all tables in thousands, except per share data and option price):

For the Nine-Month Period Ended September 30, 2000	Income Numerator	Shares Denominator	Per Share Amount

Basic EPS
Income Available to Common Stockholders	$ 18,946	17,067	$ 1.11
Effect of Dilutive Securities
Stock Options		272
Diluted EPS
Income Available to Common Stockholders	$ 18,946	17,339	$ 1.09

The following options to purchase shares of common stock were outstanding as of September 30, 2000 but were not included in the computation of diluted EPS for the nine-months ended September 30, 2000 because their exercise prices were greater than the average market price of the common shares:
Grant Date	# of Shares	Option Price	Expiration Date
July 1, 1999	10	$19.25	July 1, 2006
October 11, 1999	5	$19.25	October 11, 2006
February 10, 2000	158	$18.81	February 10, 2007

For the Nine-Month Period Ended September 30, 1999	Income Numerator	Shares Denominator	Per Share Amount

Basic EPS
Income Available to Common Stockholders	$ 48,139	18,150	$ 2.65
Effect of Dilutive Securities
Stock Options		258
Diluted EPS
Income Available to Common Stockholders	$ 48,139	18,408	$ 2.62

There were no options to purchase shares of common stock outstanding as of September 30, 1999 which had an exercise price greater than the average market price of the common shares.
For the Three-Month Period Ended September 30, 2000	Income Numerator	Shares Denominator	Per Share Amount

Basic EPS
Income Available to Common Stockholders	$ 6,469	16,946	$ 0.38
Effect of Dilutive Securities
Stock Options		267
Diluted EPS
Income Available to Common Stockholders	$ 6,469	17,213	$ 0.38

The following options to purchase shares of common stock were outstanding as of September 30, 2000 but were not included in the computation of diluted EPS because their exercise prices were greater than the average market price of the common shares:

Grant Date	# of Shares	Option Price	Expiration Date
July 1, 1999	10	$19.25	July 1, 2006
October 11, 1999	5	$19.25	October 11, 2006
February 10, 2000	158	$18.81	February 10, 2007

For the Three-Month Period Ended September 30, 1999	Income Numerator	Shares Denominator	Per Share Amount

Basic EPS
Income Available to Common Stockholders	$ 5,026	18,072	$ 0.28
Effect of Dilutive Securities
Stock Options		296
Diluted EPS
Income Available to Common Stockholders	$ 5,026	18,368	$ 0.27

There were no options to purchase shares of common stock outstanding as of September 30, 1999 which had an exercise price greater than the average market price of the common shares.

(9) Contingent Liabilities:

Scott has guaranteed 50% of a loan for $13.8 million relating to an affiliate’s venture (the Chagrin Highlands) in connection with the Chagrin Highlands Development. The promissory note is secured by a mortgage on a building and land. This commitment, which had a fair value of $5.5 million at September 30, 2000 and $4.8 million at December 31, 1999, is not expected to have a material adverse effect on Scott’s financial position, cash flow or results of operations.

Scott and its subsidiaries are defendants in various lawsuits arising in the ordinary course of business. In the opinion of management, any liability with respect to these matters will not have a material adverse effect on our financial condition, cash flow or results of operations.

(10) Purchase of Kemira Safety Oy, Inc.:

On May 3, 2000, Scott purchased 100% of the outstanding shares of Kemira Safety Oy (now Scott Health & Safety Oy) for approximately $17.0 million in cash. Scott Health & Safety Oy, based in Vassa, Finland, is a leading European manufacturer of respiratory safety equipment, including powered air purifying respirators (PAPRs), full- and half-mask respirators and cartridge filters. We used the purchase method to account for this transaction, and accordingly, goodwill has been recorded.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information
Information contained in this document includes forward-looking statements and involves a number of risks and uncertainties. These forward-looking statements can be identified by the use of terminology such as "believes," "may," "will," "expects," "intends," "plans," "anticipates," "estimates" or "continues" or the negative or other variations of these terms or comparable terminology, or by discussions of strategy. We undertake no obligation to revise these forward-looking statements for any future events or circumstances. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Some factors that could cause actual results to differ materially include, but are not limited to, a slowdown in customer orders which would result in lower sales; production problems or inefficiencies which could result in lower operating margins; any potential fourth quarter charges; changes to supplier arrangements or products; the impact of competitive products and pricing; unexpected delays in product development; changes in business conditions and product mix; successfully consummating and integrating acquisitions; and other risks detailed under the caption "Factors Affecting the Company’s Prospects."

Results of Operations Summary
(in thousands)
	1st Qtr. 2000	2nd Qtr. 2000	3rd Qtr. 2000	Nine Mos. 2000	Nine Mos. 1999	3rd Qtr. 1999

Net Sales	$61,752	$66,135	$66,919	$194,806	$148,944	$49,998
Cost of Sales	40,157	43,151	43,276	126,584	98,894	32,807

Gross Profit on Sales	21,595	22,984	23,643	68,222	50,050	17,191
% of Net Sales	35.0%	34.8%	35.3%	35.0%	33.6%	34.4%

Operating Expenses:
Selling, General and Administrative	9,571	10,155	10,680	30,406	19,308	6,881
Research & Development	1,241	1,226	1,336	3,803	2,474	903

Total Operating Expenses	10,812	11,381	12,016	34,209	21,782	7,784

Operating Income	10,783	11,603	11,627	34,013	28,268	9,407

% of Net Sales	17.5%	17.5%	17.4%	17.5%	19.0%	18.8%
Other Expense(Income):
Refinancing Costs	94	94	93	281	281	93
Interest Expense	1,657	1,630	1,661	4,948	7,152	2,191
Interest Income	(833)	(639)	(655)	(2,127)	(2,533)	(1,295)
Other, Net	272	547	337	1,156	1,232	353

Income from Continuing Operations before Income Tax and Extraordinary Item	9,593	9,971	10,191	29,755	22,136	8,065
Income Tax	3,481	3,606	3,722	10,809	8,227	3,039

Income from Continuing Operations before Extraordinary Item	6,112	6,365	6,469	18,946	13,909	5,026
Discontinued Operations, Net of tax	-	-	-	-	34,386	-
Extraordinary Item –(Loss) on Extinguishment of Debt, Net of tax	-	-	-	-	(156)	-

Net Income	$ 6,112	$ 6,365	$ 6,469	$ 18,946	$ 48,139	$ 5,026

Net sales increased by 33.8% in the third quarter of 2000 to $66.9 million from $50.0 million in 1999. For the first nine months of 2000, net sales increased by 30.8% to $194.8 million from $148.9 million in 1999.Health & Safety net sales increased by approximately $15.4 million, or 54.1%, to $44.0 million, while Aviation & Government net sales increased by approximately $1.5 million, or 6.9%, to $22.9 million, compared to the third quarter of 1999. For the first nine months of 2000, Health & Safety sales increased $39.1 million, or 46.9% to $122.5 million, while Aviation & Government net sales increased $6.8 million, or 10.3%, to $72.4 million. The increase in Health & Safety net sales was due to an increase in the amount of shipments of products, primarily the Scott Air-Pak® SCBA (self-contained breathing apparatus), andthe sales of acquired companies Scott Health & Safety Oy and Scott/Bacharach LLC). The increase in Aviation & Government net sales was due primarily to sales of AV-OX Inc., which was acquired on December 8, 1999.

Gross profit, as a percentage of sales, increased to 35.3% in the third quarter of 2000 from 34.4% in the third quarter of 1999. For the first nine months of 2000, gross profit, as a percentage of sales, increased to 35.0% from 33.6% in 1999. These increases are a result of the higher sales, successful cost reduction initiatives and a change in product mix including higher gross margins from Scott/Bacharach Instruments, LLC and Scott Health & Safety Oy (formerly Kemira Safety OY).

Operating income improved by $2.2 million to $11.6 million in the third quarter of 2000 and improved by $5.7 million to $34.0 million for the first nine months of 2000 as a result of the higher sales and the improved gross profit. However, the operating margin percentage declined as a result of goodwill amortization associated with acquired companies, the inherently lower operating margins of the acquired companies and the not yet fully realized synergies of the acquisitions. Income before income taxes from continuing operations improved by $2.1 million to $10.2 million in the third quarter of 2000 and improved by $7.6 million to $29.8 million during the first nine months of 2000. These increases were primarily due to the profit improvement previously mentioned combined withlower interest expense as a result of reduced debt levels and lower interest rates.

Income from discontinued operations in 1999, net of tax, represents:

1) the operating results of our former Interstate Electronics Corporation subsidiary which was sold on September 30, 1999;
2) a second quarter pretax gain of $27.2 million on the sale of Interstate Electronics;
3) a second quarter pretax charge of $4.0 million to adjust the carrying value of real estate related to discontinued operations; and
4) a $28.0 million pretax gain resulting from the receipt of additional consideration from the 1997 sale of Snorkel.

Segment Information

Scott currently has one operating segment, Scott Aviation. Financial, legal, real estate and certain administrative functions are performed at the corporate offices. Scott’s real estate development activities, conducted through its subsidiary, STI Properties, Inc., are reported as a corporate department. The results of operations of Scott Aviation are as follows:

Scott Aviation

Scott Aviation is a leading manufacturer of life support respiratory products and consists of two principal business units: Health & Safety and Aviation & Government. The two business units have benefited from several similarities. Scott Aviation has used its broad experience and expertise in high-pressure gas regulation and distribution developed from the two product business units to provide end-users with products that are reliable, durable, lightweight, compact in size and user-friendly. Each business unit has also benefited from the common use of manufacturing cell and team technology. In addition, Scott Aviation’s uniform quality assurance program has allowed the business units to work jointly to comply with the rigorous quality requirements of the government, regulatory agencies and customers .

Scott’s Health & Safety unit designs, manufactures and sells the Scott Air-Pak® SCBA, air-purifying products, gas detection instruments, thermal imaging cameras and other life support products for firefighting and personal protection against environmental and safety hazards. Scott’s Aviation & Government unit designs, manufactures and sells protective breathing equipment, pilots and crew oxygen masks, and emergency oxygen systems for passengers and crew members on commercial, government and private aircraft and ships.

On September 1, 1999, Scott and Bacharach Holdings, Inc. and Affiliates entered into a joint venture, Scott/Bacharach Instruments, LLC, for the purpose of designing, developing, manufacturing and distributing gas detection products, including fixed and portable instruments. Scott owns a 51% interest in the joint venture, but accounts for the joint venture as 100% owned because of its obligation to purchase the 49% it does not now own by August 31, 2004.

On December 8, 1999, we purchased 100% of the common stock of AV-OX, Inc., which provides maintenance and overhaul services for oxygen-related equipment to the aviation industry.

On May 3, 2000, we purchased 100% of the outstanding shares of the former Kemira Safety Oy (now Scott Health & Safety Oy), for approximately $17 million in cash. Scott Health & Safety Oy, based in Vassa, Finland, is a leading European manufacturer of respiratory safety equipment, including powered air purifying respirators (PAPRs), full- and half-mask respirators and cartridge filters.

Financial Review

The annual results of operations excluding Corporate were as follows (in thousands):
	1st Qtr 2000	2nd Qtr 2000	3rd Qtr 2000	Nine Mos.2000	Nine Mos.1999	3rd Qtr 1999

Sales:
Health & Safety	$36,975	$41,508	$43,972	$122,455	$ 83,377	$ 28,527
Aviation & Government	24,777	24,627	22,947	72,351	65,567	21,471

Net Sales	61,752	66,135	66,919	194,806	148,944	49,998
Cost of Sales	40,157	43,151	43,276	126,584	98,894	32,807

Gross Profit on Sales	21,595	22,984	23,643	68,222	50,050	17,191
% of Sales	35.0%	34.8%	35.3%	35.0%	33.6%	34.4%
Operating Expenses:
Selling, General and
Administrative	7,799	8,505	8,993	25,297	13,899	5,083
Research and Development	1,241	1,226	1,336	3,803	2,474	903

Total Operating Expenses	9,040	9,731	10,329	29,100	16,373	5,986

Operating Income	$12,555	$13,253	$13,314	$ 39,122	$ 33,677	$ 11,205

% of Sales	20.3%	20.0%	19.9%	20.1%	22.6%	22.4%

Discussion of 2000 Compared to 1999

Changes during the third quarter and first nine months of 2000 compared to the same periods in 1999 include the following:

SALES

  Net sales increased by 33.8% for the three months and 30.8% for the nine months.
  Sales grew organically (approximately 15.4% for the third quarter and 13.1% for the first nine months of 2000) through increased shipments of Health & Safety products, primarily Air-Paks® SCBA.
  The net sales of products from acquisitions accounted for approximately $11 million in the third quarter and approximately $28 million for the nine months.

GROSS PROFIT

  Gross profit increased by $6.5 million for the third quarter and $18.2 million for the first nine months of 2000 compared to 1999.
  Gross profit margin was 35.3% in 2000 vs. 34.4% in 1999 for the third quarter and 35.0% in 2000 vs. 33.6% in 1999 YTD.
    A result of increased sales.
    Successful cost reduction initiatives.
    Higher gross margins from acquisitions.

OPERATING EXPENSES
  Selling, general and administrative expenses increased as a percentage of sales. Third quarter –13.4% in 2000 vs. 10.2% in 1999. YTD –13.0% in 2000 vs. 9.3% in 1999. The increase resulted from:
    Amortization of goodwill associated with the acquisitions.
    Synergies from acquired companies not yet fully realized.
    Higher selling expense at Scott/Bacharach joint venture and at Scott Health & Safety OY.
  Research and development expenses increased slightly as a percentage of sales for the third quarter and the nine months.

Corporate And Unallocated Costs And Expenses

Financial Review

Corporate activity and unallocated costs and expenses were as follows (in thousands):
	1st Qtr 2000	2nd Qtr 2000	3rd Qtr 2000	Nine Mos. 2000	Nine Mos. 1999	3rd Qtr 1999

Selling, General and Administrative	$ 1,772	$ 1,650	$ 1,687	$ 5,109	$ 5,409	$ 1,798

Other Expenses (Income):
Refinancing Costs	$ 94	$ 94	$ 93	$ 281	$ 281	$ 93
Interest Expense	1,657	1,630	1,661	4,948	7,152	2,191
Interest Income	(833)	(639)	(655)	(2,127)	(2,533)	(1,295)
Other, Net	272	547	337	1,156	1,232	353

Discussion of 2000 Compared to 1999

  Selling, general and administrative expenses were lower due to ongoing cost containment by management.
  Interest expense decreased for 2000 due to lower outstanding debt and lower interest rates.
  Interest income decreased for the nine months due primarily to decreased cash balances as a result of common stock repurchased and the acquisition of Scott Health & Safety Oy (formerly Kemira Safety Oy).

Financial Position and Liquidity

At September 30, 2000, cash and cash equivalents reflected in our consolidated balance sheet totaled $47.4 million, a decrease of $20.5 million from December 31, 1999. This decrease was primarily related to the purchase of our common stock and the purchase of Scott Health & Safety Oy (formerly Kemira Safety Oy).

Net cash provided by operating activities during the first nine months of 2000 was $12.6 million, reflecting net income of $18.9 million and depreciation and amortization of $5.5 million, offset by the net change in other operating activities of $1.8 million and an increase in accounts receivable of $10.0 million. Accounts receivable increased due to higher sales volume in the first nine months of 2000.

Net cash used by investing activities during the first nine months of 2000 was $14.7 million. This consisted of the purchase of Scott Health & Safety Oy (formerly Kemira Safety Oy) for $16.8 million and capital expenditures for machinery, equipment, tooling and real estate development costs of $4.2 million, less proceeds from the sale of property, plant and equipment of $6.3 million.

Net cash used by financing activities was $18.5 million, which included $3.8 million in principal payments on debt and $15.1 million to repurchase 808,200 shares of our common stock at market prices, less proceeds from stock options exercised of $0.4 million.

Liquidity is provided by Scott’s cash and cash equivalents, which totaled $47.4 million at September 30, 2000, and by a $75 million line of credit, of which $60.5 million was available at September 30, 2000.

Our cash balance at September 30, 2000 is available for general corporate purposes. Those purposes may include investment in our current operations, payment of liabilities associated with previously divested businesses, use of all or a portion of the purchase price for possible acquisitions and stock repurchases. Our Board of Directors has authorized us to repurchase up to 3 million shares of Scott’s common stock. We repurchased 808,200 shares of our common stock at a cost of $15.1 million, at market prices, during the first quarter of 2000. We have repurchased approximately 2.1 million of the 3 million authorized shares to date.

Factors Affecting The Company’s Prospects

The prospects of the Company may be affected by a number of factors, including the matters discussed below:

STRATEGIC PLAN - The Company’s strategic plan has been to grow through strategic acquisitions, systematic market expansion, including international markets, and new and "next generation" product development. In addition, from time to time and in part because of the uncertainties that may affect the success of the strategic plan, Scott considers alternative strategies to further enhance stockholder value including, among others, strategic alliances and joint ventures, purchase, sales and merger transactions and other similar transactions.

Part of Scott’s strategy is to grow through acquisitions. There can be no assurance, however, that we will identify further attractive acquisitions, that such acquisitions will be consummated, or that, if consummated, any anticipated benefits will be realized from such acquisitions. In addition, the availability of additional acquisition financing cannot be assured because of the terms of the Amended Credit Agreement. Moreover, the process of integrating acquired operations into our existing operations may result in unforeseen operating difficulties and may require significant financial resources that would otherwise be available for the ongoing development or expansion of Scott’s existing operations. Future acquisitions by Scott would likely result in amortization expense of goodwill, which could have a material adverse effect on our financial condition, cash flow and operating results.

Expansion into international markets will depend on numerous factors that are beyond our control, including the ability to develop or acquire additional manufacturing and distribution capabilities outside the United States. In addition, international expansion may increase Scott’s exposure to certain risks inherent in doing business outside the United States, such as currency exchange rate fluctuations, compliance with foreign codes and standards and political risks. If we pursue this strategy through acquisitions, strategic alliances or joint ventures, any integration of the acquired businesses into Scott’s business would entail expense and management attention. If we pursue this strategy through the establishment of new operations, we will be subject to the difficulties inherent in starting a new business in foreign jurisdictions. There can be no assurance that the business and competitive environment in international markets will be as favorable to Scott as currently exists in the U.S. market.

We expect to continue to make investments in new product development. There can be no assurance that we will be able to develop and introduce, in a timely manner, new products or enhancements to our existing products which satisfy customer needs or achieve market acceptance. To the extent that we make substantial marketing and research and development investments and such investments do not lead to commercially successful products, Scott’s results of operations, financial condition or cash flows could be adversely affected.

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

We announced on July 24, 2000 that a distributor agreement with Intertechnique will terminate on December 31, 2000. Intertechnique, which was purchased during the fourth quarter of 1999 by Zodiac Groupe, is the designer and manufacturer of masks for pilots and crew that we sell through our Aviation & Government unit. We will continue to deliver these masks through June 2001 in order to provide a smooth transition for our customers. Zodiac Groupe changed their marketing strategy to adopt a "direct-to-consumer" approach. Our agreement with Intertechnique relates to products that accounted for approximately 15% of Scott’s overall net sales during the first nine months of 2000. The margins on this product line were better than consolidated margins. We expect that the cessation of this agreement will not affect our revenues and operating margins until the last six months of 2001. We plan to offset the impact of the transition at least partially, if not fully, through our strategic plan, which includes rapid growth in the Health & Safety unit along with other factors mentioned above, however, no assurances can be given that we will be able to fully or partially offset the impact on revenues or earnings. Additionally, we do not expect other product lines to be affected by the loss of cessation of this agreement.

COMPETITION -Our Health & Safety unit designs and manufactures the Scott Air-Pak® SCBA, air-purifying products, gas detection instruments, thermal imaging cameras and other life support products for firefighting and personal protection against environmental and safety hazards. Our Aviation & Government unit designs, manufactures and sells protective breathing equipment and emergency oxygen systems for passengers and crew members on commercial, government and private aircraft and ships. Both of these manufacturing units participate in markets that are technology-based, industry-regulated and highly competitive. Failure by Scott to develop new products and/or remain competitive with changing business conditions could adversely affect market share.

Certain competitors in the respective markets have significantly greater financial, technical and marketing resources. These competitive factors could adversely affect Scott’s financial condition, results of operations and cash flows.

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

DISCONTINUED OPERATIONS – Between 1994 and last year, we divested a number of our businesses. Under the contracts, we have generally retained liability for events that occurred before the sale. We believe that appropriate accruals are recorded for losses that may arise, such as workers’ compensation, product liability, general liability, environmental risks and federal and state tax matters.However, as these contractual matters are subject to significant uncertainty, no assurances can be given that the ultimate resolution of these matters will not have a material adverse effect upon our financial position, operating results or cash flow. In addition, effective December 31, 1998, Scott purchased a $20.0 million umbrella insurance policy that covers certain liabilities incurred by us in excess of a certain threshold amount.

Deferred divestiture proceeds include our best estimates of the amounts we expect to realize on the collection of deferred proceeds and sale of residual assets related to discontinued operations. The amounts we will ultimately realize could differ materially from the amounts recorded.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Scott has variable rate debt obligations (as described in the "Notes to Consolidated Financial Statements – Note 6 –Credit Facility", included elsewhere herein) subject to market risk from changes in interest rates. Sensitivity analysis is one technique used to measure the impact of changes in interest rates on the value of market–risk sensitive financial instruments. A hypothetical increase of one percentage point in interest rates would have the following impact on Scott’s future interest expense based upon Scott’s interest-rate obligations as of September 30, 2000:

Increase in Interest Expense (in thousands)

2000 (3 months)	$176
2001	638
2002	506
2003	325
2004	94

PART II. OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

(a)	List of Exhibits

27.0 Financial Data Schedule

(b)	Reports on Form 8-K filed during the quarter - None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, SCOTT TECHNOLOGIES, INC. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCOTT TECHNOLOGIES, INC.

By:	/s/ Mark A. Kirk Mark A. Kirk President and Chief Executive Officer

(Duly Authorized and Principal Accounting Officer)
Date: November 6, 2000

EXHIBIT INDEX
Number	Description of Exhibits	Page No.
27.0	Financial Data Schedule	24