Form 10-K
period 2000-12-31
SCOTT TECHNOLOGIES INC
filed 2001-03-23
CIK 720032

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended 12/31/00	Commission file number 1-8591

SCOTT TECHNOLOGIES, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	52-1297376

(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

One Chagrin Highlands, 2000 Auburn Dr., Suite 400, Beachwood, Ohio (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	44122 (ZIP CODE)

Registrant's telephone number, including area code (216) 464-6153

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

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [__]

STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT. (THE AGGREGATE MARKET VALUE SHALL BE COMPUTED BY REFERENCE TO THE PRICE AT WHICH THE STOCK WAS SOLD, OR THE AVERAGE BID AND ASKED PRICES OF SUCH STOCK, AS OF A SPECIFIED DATE WITHIN 60 DAYS PRIOR TO THE DATE OF FILING.)

At February 23, 2001 - $291,279,963

_INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

Outstanding as of 2/23/01

Common Stock, Par Value $.10 Per Share	16,964,493

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

Except as otherwise stated, the information contained in this Annual Report is as of December 31, 2000. Information contained in this Report includes forward-looking statements that involve a number of risks and uncertainties. These forward-looking statements can be identified by the use of terminology such as "believes," "may," "will," "expects," "intends," "plans," "anticipates," "estimates" or "continues" or the negative or other variations of these terms or comparable terminology, or by discussions of strategy. We undertake no obligation to revise these forward-looking statements for any future events or circumstances. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Some factors that could cause actual results to differ materially include, but are not limited to, our inability to obtain stockholder approval or satisfy other conditions of our acquisition by a subsidiary of Tyco International, Ltd.; a slowdown in customer orders which would result in lower sales; production problems or inefficiencies which could result in lower operating margins; changes to supplier arrangements or products; the impact of competitive products and pricing; unexpected delays in product development; changes in general economic or business conditions and product mix; unexpectedly adverse developments in historical liability matters; successfully consummating and integrating acquisitions; and other risks detailed under the caption "Factors Affecting the Company's Prospects."

PART I

Item 1. Business

Scott Technologies, Inc. (referred to, with its subsidiaries and divisions, and their predecessor entities, unless the context otherwise requires, as "Scott," "we," "us," "our" or the "Company") is comprised of one reporting segment, Scott Aviation, which operates primarily in North America. The Company's strategy has been to grow through strategic acquisitions (such as the acquisitions of Scott/Bacharach Instruments, LLC and AV-OX, Inc., completed in 1999, and Kemira Safety Oy, completed in 2000), systematic market expansion and new and "next generation" product development. As described more fully below, we recently entered into an agreement to be acquired by a subsidiary of Tyco International, Ltd.

Scott Aviation is a leading manufacturer of life support respiratory products and consists of two principal business units: Health & Safety, and Aviation & Government. The two units have benefited from several similarities. Scott Aviation has used its broad experience and expertise in high-pressure gas regulation and distribution developed from the two product business units to provide end-users with products that are reliable, durable, lightweight, compact in size and user-friendly. Each business unit also has benefited from the common use of manufacturing cell and team technology. In addition, Scott Aviation's uniform quality assurance program has allowed the units to work jointly to comply with the rigorous quality requirements of the government, regulatory agencies and customers.

Scott Aviation's Health & Safety business unit manufactures the Scott Air-Pak®* SCBA (self-contained breathing apparatus), air-purifying products, gas detection instruments, thermal imaging cameras, and other life support products for firefighting and personal protection against environmental and safety hazards. Scott Aviation's Aviation & Government business unit designs, manufactures and sells protective breathing equipment, pilot and crew oxygen masks, and emergency oxygen systems for passengers and crew members on commercial, government and private aircraft and ships. After June 30, 2001, Scott will not sell any pilot and crew oxygen masks because of the termination of its distributor and license agreement with Intertechnique. Scott has sold Intertechnique products for more than 25 years. We announced the termination of the arrangement with Intertechnique in July 2000. The agreement terminated on December 31, 2000, although we can continue to ship products through June 30, 2001 for orders received before December 31, 2000.

On September 1, 1999, Scott and Bacharach Holdings, Inc. and certain affiliates entered into a joint venture, Scott/Bacharach Instruments, LLC, for the purpose of designing, developing, manufacturing, and distributing gas detection products, including fixed continuous and portable instruments. These products are part of the Health & Safety business unit products.

On December 8, 1999, Scott purchased 100% of the common stock of AV-OX, Inc. AV-OX provides maintenance and overhaul services for oxygen-related equipment to the aviation industry. These services are part of the Aviation & Government business unit services.

On May 3, 2000, Scott purchased 100% of the outstanding shares of Kemira Safety Oy (now Scott Health & Safety Oy) for approximately $17.0 million in cash. Scott Health & Safety Oy, based in Vaasa, Finland, is a leading European manufacturer of respiratory safety equipment, including powered air purifying respirators (PAPRs), full- and half-mask respirators and cartridge filters.

On February 4, 2001, Scott and Tyco International Ltd. ("Tyco")entered into a definitive merger agreement pursuant to which a subsidiary of Tyco will acquire Scott. Scott stockholders are expected to receive Tyco shares valued at approximately $400 million, or $23.00 for each share of Scott, subject to adjustment based on the pricing formula. This transaction is contingent upon customary regulatory review and approval by Scott stockholders, as well as other customary closing conditions. Under the terms of the merger agreement, we are required to operate only in the ordinary course of business and, subject to certain exceptions, are prohibited from engaging in many specific activities without the prior written consent of Tyco's subsidiary. The number of Tyco shares that Scott stockholders will receive in the merger will be based on the volume weighted average prices of Tyco shares on the New York Stock Exchange as reported by Bloomberg Financial Markets for the five consecutive trading days ending on the fourth trading day immediately preceding the date of the Scott stockholder vote.

On February 6, 2001, the Company filed the merger agreement on a Form 8-K with the Securities and Exchange Commission. On February 23, 2001, Tyco filed a Registration Statement on Form S-4 with the Securities and Exchange Commission addressing the proposed merger and issuance of Tyco common shares in the merger, which may be subsequently amended and which includes the Company's preliminary proxy statement to be used for its special meeting of stockholders to consider and vote on adoption of the merger agreement.

Scott's business is managed at the segment level. Financial, legal, real estate and certain administrative functions are performed at the corporate offices. Scott's real estate development activities, conducted through its subsidiary, STI Properties, Inc., are reported as a corporate department.

Customers and Suppliers

During 2000, we had no single customer that accounted for more than 10% of our sales. Aviall, Inc., which is a distributor of Scott Aviation's aviation products, accounted for approximately 7.3%, 9.3% and 13.5% of our 2000, 1999 and 1998 net sales, respectively. The U.S. Government accounted for 7.5%, 5.2%, and 7.1%, of the Company's total net sales for 2000, 1999 and 1998, respectively. The net sales to the U.S. Government are subject to the standard government contract clause that permits the government to terminate such contracts at its convenience. In the event of such termination, there are provisions that are intended generally to enable Scott to recover its costs plus a fee. We do not anticipate the termination of any of our major government contracts. No other single customer accounted for more than 10% of our net sales during 1999 or 1998.

During 2000, one supplier of products accounted for more than 10% of our sales. Our sales of Intertechnique products under a distributor and license agreement that terminated on December 31, 2000 were approximately $28 million in 2000, at above—

average margins. We can continue to ship orders received before December 31, 2000 for the Eros crew oxygen masks and related products under this distribution agreement until June 30, 2001.

Competition

Scott Aviation is engaged in industries characterized by substantial competition in the form of price, service, quality, and design. We believe that in the United States, Scott Aviation is among the leading manufacturers of protective breathing and emergency oxygen equipment.

Patents and Trademarks

Scott Aviation either owns or is licensed under a number of patents and trademarks that are sufficient for its operations. Its business as a whole is not materially dependent upon any one patent, trademark or license or technologically related group of patents or licenses.

Backlog of Orders

As of December 31, 2000 and 1999, Scott Aviation had a backlog of orders of $85.8 million and $57.1 million, respectively. On these dates, such backlog amounts were believed to be firm. However, realization of the backlog amounts depends on, among other things, general economic and business conditions that cannot be predicted. Of the backlog, $8.8 million and $7.3 million at December 31, 2000 and 1999, respectively, are not expected to be completed within twelve months, and $20.7 million and $15.8 million at December 31, 2000 and 1999, respectively, related to products covered by the Intertechnique arrangement.

Raw Materials

Scott believes that the principal raw materials and purchased component parts for the manufacture of Scott Aviation's products are available from a number of suppliers and are generally available in sufficient quantities to meet our current requirements.

Effect of Environmental Compliance

At the present time, compliance with federal, state, and local provisions with respect to environmental protection and regulation has not had, and is not expected to have, a material impact on our capital expenditures, earnings, operations, financial position or competitive position.

Employees

As of December 31, 2000, Scott's workforce was comprised of 1,283 employees. Approximately 233 employees are covered by a collective bargaining agreement expiring on November 15, 2002. Scott considers its overall relations with its workforce to be satisfactory.

Research and Development

Scott's research and development activities consisted of customary product development activities at Scott Aviation. Research and development expenditures were $5.3 million, $3.6 million and $3.1 million for 2000, 1999, and 1998, respectively.

Distribution

Scott Aviation's products and services are marketed and sold through the Company's sales representatives; independent distributors and dealers; manufacturers' agents; and directly to government agencies.

Financial Information About Scott's Business Segments

SCOTT TECHNOLOGIES, INC. AND SUBSIDIARIES

(in thousands)

	Year Ended December 31,

	2000	1999		1998

Sales to Unaffiliated Customers by
Product Line of Scott Aviation:
Health and Safety Products	$ 166,545	$ 114,696		$ 90,351
Aviation and Government Products	97,436	86,845		86,757

Total Sales to Unaffiliated Customers	$ 263,981	$ 201,541	*	$ 177,108	*

Major Customer Sales:
U.S. Government	$ 19,926	$ 10,534		$ 12,654
Aviall, Inc.	19,265	18,808		23,863

Total Major Customer Sales	$ 39,191	$ 29,342	*	$ 36,517	*

Export Sales - United States to:
Canada	$ 14,460	$ 11,271		$ 9,502
Other	8,507	7,235		5,397
Europe	6,307	6,590		5,291
Asia	5,850	3,392		7,368

Total U.S. Export Sales	$ 35,124	$ 28,488	*	$ 27,558	*

Operating Income(Loss):
Scott Aviation	$ 52,206	$ 44,336		$ 38,218
Corporate and Unallocated Expenses	(8,484)	(6,771)		(9,889)

Total Operating Income	$ 43,722	$ 37,565	*	$ 28,329	*

Identifiable Assets:
Scott Aviation	$ 150,861	$ 115,948		$ 58,687
Corporate	123,710	155,678		158,655
Discontinued Operations	4,383	7,463		45,842

Total Identifiable Assets	$ 278,954	$ 279,089		$263,184

Capital Expenditures:
Scott Aviation	$ 6,453	$ 7,140		$ 4,788
Corporate	199	301		1,152
Discontinued Operations	—	1,950		1,317

Total Capital Expenditures	$ 6,652	$ 9,391		$ 7,257

Depreciation and Amortization:
Scott Aviation	$ 7,293	$ 3,588		$ 2,117
Corporate	203	268		254
Discontinued Operations	—	1,345		2,237

Total Depreciation and Amortization	$ 7,496	$ 5,201		$ 4,608

Information concerning the content of this financial data is as follows: inter-segment and foreign sales are immaterial; operating income is total revenue less operating expenses (cost of sales, SG&A expense and R&D expense); operating income does not include refinancing costs, interest expense, interest income, other net expenses or federal and state income taxes; identifiable assets are those assets used in our operation for the segment; and corporate assets are principally cash and cash equivalents, property and other assets.

*Excludes those operating units that are discontinued operations. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

Executive Officers of the Company

As of February 28, 2001, the following executive officers of the Company serve in the positions indicated:

ROBERT P. COLLINS, Chairman of the Company's Board of Directors since November 1998; Director of Scott Technologies, Inc. since December 1997; Chief Executive Officer, Capstone Partners, Inc., a management consulting firm which assists international companies to design and implement strategic expansion programs, since May 1998; President and Chief Executive Officer, GE Fanuc Automation North America, Inc., a manufacturer of industrial control systems, from 1987 to 1998; Director of Comdial Corporation, a provider of integrated communications solutions for small and mid-size organizations, since 1998; age 63.

DEBRA L. KACKLEY, Vice President, General Counsel and Secretary since April 1998; Corporate General Attorney from December 1996 to April 1998; Associate Attorney, Spieth, Bell, McCurdy and Newel, L.P.A., a law firm, from January 1992 to November 1996; age 45.

MARK A. KIRK, President and Chief Executive Officer, acting Chief Financial Officer and acting Chief Accounting Officer since August 2000; Senior Vice President and Chief Financial Officer from July 1998 to August 2000; President and Chief Operating Officer from May 1997 to July 1998 and Chief Financial Officer from February 1997 to March 1998 of HMI Industries, Inc., a heavy metal stamping and consumer products company; Senior Vice President and Chief Financial Officer from 1993 to 1997 of Anchor Glass, a manufacturer of glass bottles and other containers; age 43.

In September 1996, a petition was filed in the United States Bankruptcy Court in Delaware by Anchor Glass under Chapter 11 of the Bankruptcy Code in order to restructure the debt of that company and sell substantially all of its assets. Mr. Kirk was an executive officer of Anchor Glass at that time. The sale was approved by the bankruptcy court in December 1996 and was consummated on February 5, 1997. After the sale in February 1997, Mr. Kirk ceased to be affiliated with Anchor Glass.

Item 2. Properties

Scott's principal manufacturing plants have approximately 415,000 square feet of floor area for manufacturing, warehousing and administrative uses. Approximately 235,000 square feet of this area is owned and the balance is leased. While we believe our facilities are suitable for our purposes, having adequate productive capacity for present needs, our Monroe, NC facility is operating near capacity. Accordingly, we are planning to build a manufacturing plant in or near Monroe, NC consisting of approximately 200,000 square feet of floor area, which is intended to accommodate future growth for at least the next several years and replace our existing facility in Monroe, NC. We intend to commence construction of this new facility in the first half of 2001. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting the Company's Prospects - New Facility. The following is a list of our principal facilities:

Principal Facilities	Approx. Floor Area (Sq. Feet)
Monroe, NC	125,000
Lancaster, NY	105,000
South Haven, MI	23,000
Exton, PA	21,000
Van Nuys, CA	26,000
Louisville, KY	12,000
Vaasa, Finland	74,000
Shanghai, China	29,000
Beachwood, OH	15,000

Item 3. Legal Proceedings

The Company and its subsidiaries are defendants in various lawsuits arising in the ordinary course of business. In the opinion of management, any liability with respect to these matters is not expected to have a material adverse effect on the Company's financial condition, cash flow or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5. Market for the Company's Common Stock and Related Stockholder Matters

Scott's common stock is quoted on the Nasdaq National Market under the symbol: "SCTT."

The high and low sales prices recorded on the Nasdaq National Market for each quarterly period during the years 2000 and 1999 are set forth below:

	2000				1999

	Quarter				Quarter

	1st	2nd	3rd	4th	1st	2nd	3rd	4th

Common Stock
Low	$15.875	$16.125	$16.75	$16.875	$15.375	$16.375	$16.25	$17.125
High	$19.859	$20.875	$20.50	$24.875	$18.625	$19.563	$20.375	$21.625

As of February 6, 2001, there were 5,801 holders of record of Scott common stock.

No dividends were paid in 2000 or 1999. Our current credit facility contains covenants limiting our ability to pay dividends. See Note 7 to the Company's audited consolidated financial statements contained in Item 8.

Item 6. Summary of Selected Financial Data

The following table sets forth selected consolidated financial data of the Company for the five years ended December 31, 2000. This data has been derived from Scott's audited consolidated financial statements. These tables should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited consolidated financial statements of Scott included elsewhere herein. The 1996, 1997 and 1998 data have been restated from prior year reports to reflect discontinued operations. The report of Arthur Andersen LLP, independent auditors, covering Scott's consolidated financial statements for the years ended December 31, 2000, 1999 and 1998, also is included elsewhere herein.

	Year Ended December 31

	2000	1999	1998	1997	1996
Financial Data (in thousands)
Net Sales	$ 263,981	$ 201,541	$ 177,108	$ 158,258	$ 136,684
Income from Continuing Operations before Extraordinary Item	24,277	19,238	9,494	5,080	22,902
Income (Loss) from Discontinued Operations, net of tax	—	31,201	(16,373)	(6,808)	398
Extraordinary Loss, net of tax	—	(156)	(1,689)	(778)	—

Net Income (Loss)	$ 24,277	$ 50,283	$ (8,568)	$ (2,506)	$ 23,300

Total Assets	$ 278,954	$ 279,089	$ 263,184	$ 332,814	$ 348,110
Total Debt	$ 69,990	$ 75,000	$ 100,031	$ 159,433	$ 183,541

Per Share Data - Basic EPS:
Income from Continuing Operations before Extraordinary Item	$ 1.42	$ 1.06	$ 0.52	$ 0.27	$ 1.25
Income (Loss) from Discontinued Operations, net of tax	—	1.73	(0.90)	(0.37)	0.02
Extraordinary Loss, net of tax	—	(0.01)	(0.09)	(0.04)	—

Net Income (Loss)	$ 1.42	$ 2.78	$ (0.47)	$ (0.14)	$ 1.27

Per Share Data - Assuming Dilution:
Income from Continuing Operations before Extraordinary Item	$ 1.40	$ 1.05	$ 0.52	$ 0.27	$ 1.22
Income (Loss) from Discontinued Operations, net of tax	—	1.70	(0.90)	(0.37)	0.02
Extraordinary Loss, net of tax	—	(0.01)	(0.09)	(0.04)	—

Net Income (Loss)	$ 1.40	$ 2.74	$ (0.47)	$ (0.14)	$ 1.24

Cash Dividends	—	—	—	—	—

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

PENDING MERGER WITH A SUBSIDIARY OF TYCO INTERNATIONAL LTD.

On February 5, 2001, Scott and Tyco announced that Scott had entered into a definitive merger agreement pursuant to which a subsidiary of Tyco will acquire Scott. See the discussion of the proposed merger under Item 1 - "Business" - which is incorporated herein.

The following discussions of consolidated business and segment results and forward-looking statements does not take into account business changes that may be made following the completion of the proposed merger with Tyco. The Company currently expects the merger to be completed in the second quarter of 2001.

FINANCIAL SUMMARY

Discussion of 2000 Compared to 1999

Net sales increased by approximately 31% in 2000 to $264.0 million from $201.5 million in 1999. Health & Safety net sales increased by approximately $51.8 million, or 45.2%, to $166.5 million, while Aviation & Government net sales increased by approximately $10.6 million, or 12.2%, to $97.4 million, compared to 1999. The increase in Health & Safety net sales was due primarily to an increase in the amount of shipments of products, primarily the Scott Air-Pak® SCBA (self-contained breathing apparatus), and the added sales from our Scott/Bacharach Instruments joint venture (which we account for as 100% owned) and our acquisition of Scott Health & Safety Oy. The increase in Aviation & Government net sales was due primarily from sales of AV-OX, Inc, which was acquired in December 1999.

Gross profit increased by 34.0% in 2000 to $91.5 million from $68.3 million in 1999 as a result of higher sales, successful cost reduction initiatives and a change in product mix, including higher gross margins from acquisitions.

Operating income improved by $6.1 million to $43.7 million as a result of the improved gross profit. Selling, general and administrative expenses increased as a percentage of sales to 16.1% in 2000 from 13.5% in 1999. This increase is primarily a result of: (1) amortization of goodwill associated with the acquisitions ($2.5 million in 2000 compared to $0.5 million in 1999), (2) higher selling expenses at the Scott/Bacharach Instruments joint venture and Scott Health & Safety Oy, (3) a fourth quarter charge of $0.6 million, after tax, relating to the separation arrangements with our former chief executive officer and (4) a fourth quarter charge of $0.6 million, after tax, relating to our review of strategic alternatives that began in May 2000 which led to the proposed merger with a subsidiary of Tyco (see "Notes to Consolidated Financial Statements - Note 20 - Planned Merger of the Company"). Income from continuing operations before income taxes improved by $7.7 million to $38.1 million in 2000, primarily due to the gross profit improvement previously mentioned combined with lower interest rates and lower interest expense as a result of reduced debt levels. Our effective tax rates were 36.3% and 36.7% in 2000 and 1999, respectively

Discussion of 1999 Compared to 1998

Net sales increased by 13.8% in 1999 to $201.5 million from $177.1 million in 1998. Health & Safety net sales increased by approximately $24.3 million, or 26.9%, to $114.7 million, while Aviation & Government net sales increased by approximately $0.1 million, to $86.8 million, compared to 1998. The increase in Health & Safety net sales was due to an increase in the amount of shipments of products, primarily Air-Pak® SCBAs ($16.1 million more in 1999), as well as approximately $6 million of sales from the thermal imaging camera introduced during 1999 and approximately $7 million of sales of our Scott/Bacharach Instruments joint venture, which was formed on September 1, 1999.

Gross profit increased by 19.2% in 1999 to $68.3 million from $57.3 million in 1998 as a result of higher sales, successful cost reduction initiatives (a reduction of approximately $2.4 million in 1999) and a change in product mix, including higher gross margins from our Scott/Bacharach Instruments joint venture.

Operating income improved by $9.2 million to $37.6 million as a result of the improved gross profit combined with a reduction in corporate general and administrative expenses ($3.1 million lower in 1999). Income before income taxes from continuing operations improved by $14.5 million to $30.4 million in 1999, primarily due to the gross profit improvement, previously mentioned, combined with lower interest expense as a result of reduced debt levels.

Income from discontinued operations in 1999, net of tax, represents:

  1. the operating results of our former Interstate Electronics Corporation subsidiary which was sold on June 30, 1999;

  2. a second quarter pretax gain of $27.2 million on the sale of Interstate Electronics;

  3. a second quarter pretax charge of $4.0 million to adjust the carrying value of real estate related to discontinued
      operations;

  4. a $28.0 million pretax gain resulting from the receipt of additional consideration from the 1997 sale of Snorkel; and

  5. a fourth quarter pretax charge of $5.0 million to adjust certain receivables related to disposed operations

Loss on disposal of discontinued operations in 1998 included:

1. a pretax charge of $9.8 million comprised of:

  a $5.0 million addition to the self-insurance accrual to reflect recent adverse experience;
  a $3.2 million charge related to under-funded foreign pension plans; and
  a $1.6 million loss provision for litigation defense costs related to discontinued operations; and

2. a pretax charge of $7.0 million related to:

  a $2.5 million addition to environmental reserves;
  a $2.5 million addition to litigation reserves; and
  a $2.0 million addition to insurance reserves as part of the premium to purchase aggregate stop loss coverage.

SCOTT AVIATION

Financial Review

The annual results of operations were as follows (in thousands):

	2000	1999	`00 vs `99 change	1998	`99 vs `98 change

Net Sales	$263,981	$201,541	$ 62,440	$177,108	$ 24,433
Cost of Sales	172,452	133,206	39,246	119,853	13,353

Gross Profit on Sales	91,529	68,335	23,194	57,255	11,080
% of Sales	34.7%	33.9%		32.3%
Operating Expenses:
Selling, General and
Administrative	34,060	20,428	13,632	15,924	4,504
Research and Development	5,263	3,571	1,692	3,113	458

Total Operating Expenses	39,323	23,999	15,324	19,037	4,962

Operating Income	$ 52,206	$ 44,336	$ 7,870	$ 38,218	$ 6,118

% of Sales	19.8%	22.0%		21.6%

2000 quarterly results were as follows (in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Twelve Months

Sales:
Health & Safety	$ 36,975	$ 41,508	$ 43,972	$ 44,090	$ 166,545
Aviation & Government	24,777	24,627	22,947	25,085	97,436

Net Sales	61,752	66,135	66,919	69,175	263,981
Cost of Sales	40,15	43,151	43,276	45,868	172,452

Gross Profit on Sales	21,59	22,984	23,643	23,307	91,529
% of Sales	35.0%	34.8%	35.3%	33.7%	34.7%
Operating Expenses:
Selling, General and Administrative	7,799	8,505	8,993	8,763	34,060
Research and Development	1,241	1,226	1,336	1,460	5,263

Total Operating Expenses	9,040	9,731	10,329	10,223	39,323

Operating Income	$ 12,555	$ 13,253	$ 13,314	$ 13,084	$ 52,206

% of Sales	20.3%	20.0%	19.9%	18.9%	19.8%

Discussion of 2000 Compared to 1999

Changes during 2000 compared to 1999 include the following:

SALES

Net sales increased by approximately 31.0%.

   Net sales grew organically (approximately 13.8% for 2000) through increased shipments of Health & Safety products, primarily Air-Pak® SCBAs.
     Health & Safety organic net sales grew by 25.7%.
    Aviation & Government organic net sales remained flat.
  The net sales of products from acquisitions accounted for approximately $43 million in 2000 vs. $7 million in 1999.
    Health & Safety was $31.6 million in 2000 vs. $7.3 million in 1999.
    Aviation was $11.5 million in 2000 vs. $0 in 1999.

GROSS PROFIT

  Gross profit increased by $23.2 million for 2000 compared to 1999.
  Gross profit margin was 34.7% in 2000 vs. 33.9% in 1999.
  Primarily a result of increased net sales.
  Successful on-going cost reduction initiatives.
  Higher gross margins from acquired companies.
  Our costs for materials in 2001 will not include approximately $3 million relating to a contractual royalty requirement that terminated in the fourth quarter of 2000. The impact in 2000 was a savings of approximately $0.8 million.

OPERATING EXPENSES

  Selling, general and administrative expenses increased as a percentage of net sales to 12.9% in 2000 as contrasted with 10.1% in 1999. The increase resulted from:
    Amortization of goodwill associated with the acquisitions ($2.0 million higher than in 1999).
    Synergies from acquired companies not yet fully realized.
    Higher selling expense at the Scott/Bacharach joint venture and at Scott Health & Safety OY.
  Research and development expenses increased slightly as a percentage of net sales in 2000.

Discussion of 1999 Compared to 1998

Changes during 1999 compared to 1998 include the following:

SALES

Net sales increased by approximately 13.8%.

  Health & Safety net sales grew by 26.9%, to $114.7 million in 1999, from $90.4 million in 1998:
    Increased shipments of products and organic growth, primarily Air-Pak® SCBAs ($16.1 million more in 1999), as well as approximately $6 million of sales from the thermal imaging camera introduced in 1999.
    Approximately $7 million in sales from Scott/Bacharach LLC, which was formed in 1999.
  Aviation & Government net sales were flat. $86.8 million in 1999 vs. $86.7 million in 1998.

GROSS PROFIT

  Gross profit increased by $11.0 million for 1999 compared to 1998.
  Gross profit margin was 33.9% in 1999 vs. 32.3% in 1998.
    Primarily a result of increased net sales.
    Successful on-going cost reduction initiatives ($2.4 in reductions in 1999).
    Higher gross margins from acquired companies.

OPERATING EXPENSES

  Selling, general and administrative expenses increased slightly as a percentage of net sales. 10.1% in 1999 vs. 9.0% in 1998. The increase primarily resulted from:
    Amortization of goodwill associated with the acquisitions; and
    Higher selling expense at Scott/Bacharach joint venture.
  Research and development expenses increased slightly as a percentage of net sales in 1999.

CORPORATE AND UNALLOCATED COSTS AND EXPENSES

Financial Review

Corporate activity and unallocated costs and expenses were as follows (in thousands):

	2000	1999	`00 vs `99 change	1998	`99 Vs `98 change

Selling, General and Administrative	$ 8,484	$ 6,771	$ 1,713	$ 9,889	$(3,118)

Other Expenses (Income):
Refinancing Costs	375	375	-	652	(277)
Interest Expense	6,612	8,727	(2,115)	12,550	(3,823)
Interest (Income)	(2,844)	(3,597)	753	(3,396)	(201)
Other, Net	1,455	1,662	(207)	2,602	(940)

2000 quarterly results were as follows (in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Twelve Months

Selling, General and Administrative	$ 1,772	$ 1,650	$ 1,687	$ 3,375	$ 8,484

Other Expenses (Income):
Refinancing Costs	94	94	93	94	375
Interest Expense	1,657	1,630	1,661	1,664	6,612
Interest (Income)	(833)	(639)	(655)	(717)	(2,844)
Other, Net	272	547	337	299	1,455

Discussion of 2000 Compared to 1999

  Selling, general and administrative expenses increased due to:

a)	A fourth quarter charge of $0.6 million, after tax, relating to the separation arrangements with our former chief executive officer; and
b)	A fourth quarter charge of $0.6 million, after tax, relating to our review of strategic alternatives begun in May 2000 which led to the announced pending merger with Tyco (see "Notes to Consolidated Financial Statements - Note 20 - Planned Merger of the Company").

  Interest expense decreased for 2000 due to lower outstanding debt and lower interest rates.
a)	Average debt outstanding of $72.5 million in 2000 compared to $85.6 million in 1999.
b)	Weighted average interest rate of 8.337% on the Term Loan in 2000 compared to 8.4% on the Term
  Loan in 1999 and 9.875% on the Senior Notes (see "Notes to Consolidated Financial Statements - Note
7 - Credit Facility").
  Interest income decreased due primarily to decreased cash balances as a result of common stock repurchased and the acquisition of Scott Health & Safety Oy.

  a) Average cash balance for 2000 was approximately $49 million compared to $66 million for 1999.

Discussion of 1999 Compared to 1998

  Selling, general and administrative expenses were $3.1 million lower in 1999 compared to 1998 due to lower payroll and fringes, lower insurance costs and lower professional fees.
  Interest expense decreased $3.8 million for 1999 due to lower outstanding debt levels - Average debt outstanding in 1998 was $122.9 million compared to $85.6 in 1999.
  Interest income increased very slightly for 1999 due primarily to the Company's increased cash balances during the year (average of $66 million in 1999 compared to average $53 million in 1998).

DISCONTINUED OPERATIONS

Income from discontinued operations, net of tax, in 1999 and 1998, represents the operating results of our IEC subsidiary from January 1, 1998 through June 30, 1999.

On June 30, 1999, we completed the previously announced sale of our IEC subsidiary to L-3 Communications Corporation for $60 million. As a result of this sale, we recorded an after-tax gain on disposal of discontinued operations of $17.3 million in 1999.

In 1999, gain on disposal included:

  The pretax gain from the sale of IEC of $27.2 million;
  A $4.0 million pretax charge to adjust the carrying value of real estate related to discontinued operations;
  The $28.0 million pretax gain from the Snorkel earn-out; and
  A $5.0 million pretax charge to adjust certain deferred divestiture proceed assets related to disposed operations.

In 1998, loss on disposal included:
1. A pretax charge of $9.8 million comprised of:

  A $5.0 million addition to the self-insurance accrual to reflect recent adverse experience;
  A $3.2 million charge related to under-funded foreign pension plans; and
  A $1.6 million loss provision for litigation defense costs related to discontinued operations; and

2. A pretax charge of $7.0 million related to:

  A $2.5 million addition to environmental reserves;
  A $2.5 million addition to litigation reserves; and
  A $2.0 million addition to insurance reserves as part of the premium to purchase aggregate stop loss coverage.

EXTRAORDINARY ITEM

During the second quarter of 1999, Scott paid $17.1 million to retire $16.6 million of the principal on its 9.875% Senior Notes due October 1, 1999. The payment included a $0.2 million premium for the early retirement of the debt and $0.3 million of accrued interest. Accordingly, in the second quarter of 1999, we recorded an extraordinary after-tax loss of $0.2 million on the premium to pay $16.6 million of our 9.875% Senior Notes. Additionally, we paid the principal, without premium or discount, on the remaining balance of our 9.875% Senior Notes on September 30, 1999.

In 1998, Scott paid $64.0 million to extinguish $60.6 million of its 9.875% Senior Notes due October 1, 1999. The payments included a $2.7 million premium for the early retirement of the debt and $0.7 million of accrued interest. Accordingly, we recorded an extraordinary after-tax loss of $1.7 million on the premiums to extinguish $60.6 million of Senior Notes.

FINANCIAL POSITION AND LIQUIDITY

At December 31, 2000, cash and cash equivalents reflected in our consolidated balance sheet totaled $53.2 million, a decrease of $14.7 million from December 31, 1999. This decrease was primarily related to the purchase of our common stock and the purchase of Scott Health & Safety Oy net of cash generated by our operations.

Net cash provided by operating activities during 2000 was $21.6 million, reflecting net income of $24.3 million, depreciation and amortization of $7.5 million and the net change in operating activities other than accounts receivable of $0.3 million offset by an increase in accounts receivable of $10.5 million. Accounts receivable increased primarily due to higher sales volume in 2000.

Net cash used by investing activities during 2000 was $16.8 million, resulting from the purchase of Scott Health & Safety Oy for $16.8 million and capital expenditures for machinery, equipment, tooling and real estate development costs of $6.7 million, less proceeds from the sale of property, plant and equipment of $6.7 million.

Net cash used by financing activities was $19.5 million, which included $5.0 million in principal payments on debt and $15.1 million to repurchase 808,200 shares of our common stock at market prices, less proceeds from stock options exercised of $0.6 million.

Liquidity is provided by Scott's cash and cash equivalents, which totaled $53.2 million at December 31, 2000, and by a $75 million line of credit, of which $62.2 million was available at December 31, 2000.

If Scott remains an independent company, we expect to spend approximately $20 million in capital expenditures during 2001. This includes approximately $10 million for a new facility as described in "Item 2 - Properties" with the balance to be spent on capital investments in the ordinary course of business.

Our cash balance at December 31, 2000 is available for general corporate purposes. If we remain an independent company, those purposes may include investment in our current operations, payment of liabilities associated with previously divested businesses, use of all or a portion of the cash balance for possible acquisitions (including the acquisition of the rest of Scott/Bacharach Instruments, LLC for approximately $20 million), restructuring charges and stock repurchases. Our Board of Directors had authorized us to repurchase up to 3 million shares of Scott's common stock. We repurchased 808,200 shares of our common stock at a cost of $15.1 million, at market prices, during the first quarter of 2000. We have repurchased approximately 2.1 million of the 3 million authorized shares to date. The merger agreement with Tyco prohibits repurchases of additional shares, limits capital expenditures and prohibits activities outside of the ordinary course of business, as well as various other specific activities, without Tyco's prior approval.

FACTORS AFFECTING THE COMPANY'S PROSPECTS

The prospects of the Company may be affected by a number of factors, including the matters discussed below:

STRATEGIC PLAN - The Company's strategic plan has been to grow through strategic acquisitions, systematic market expansion, including in international markets, and new and "next generation" product development. In addition, from time to time and in part because of the uncertainties that could affect the success of the strategic plan, Scott has considered alternative strategies to further enhance stockholder value including, among others, strategic alliances and joint ventures, purchase, merger and acquisition transactions and other similar transactions. The proposed transaction with Tyco is the result of a thorough analysis of strategic alternatives and the Board's unanimous conclusion that the merger with Tyco is fair to and in the best interest of the stockholders.

If the Tyco transaction were not consummated, the Company's strategy would continue to be to grow through acquisitions. There can be no assurance, however, that we could identify attractive acquisitions, particularly of sufficient size and scale, that such acquisitions could be consummated on terms acceptable to the Company, or that, if consummated, any anticipated benefits could be realized from such acquisitions. In addition, the availability of additional acquisition financing could not be assured because of the terms of the Company's credit facility and the current lending markets. Moreover, the process of integrating acquired operations into our existing operations might result in unforeseen operating difficulties, a drain on management time and attention and might require significant financial resources that would otherwise be available for the ongoing development or expansion of Scott's existing operations. Future acquisitions by Scott could result in amortization expense of goodwill (unless the accounting treatment of goodwill is changed), which could have a material adverse effect on our operating results.

If we remain independent, we would seek to expand further into domestic and international markets. Such expansion would depend on numerous factors that are beyond our control, including the ability to develop or acquire additional manufacturing and distribution capabilities both inside and outside the United States. In addition, international expansion might increase Scott's exposure to certain risks inherent in doing business outside the United States, such as currency exchange rate fluctuations, compliance with foreign codes and standards and political risks. If we pursued this strategy through acquisitions, strategic alliances or joint ventures, any integration of the acquired businesses into Scott's business would entail expense and management attention. If we pursued this strategy through the establishment of new operations, we would be subject to the difficulties inherent in starting a new business in foreign jurisdictions. There can be no assurance that the business and competitive environment in international markets would be as favorable to Scott as currently exists in the U.S. market.

As an independent entity, we would expect to continue to make investments in new and next generation product development. There can be no assurance that we would be able to develop and introduce, in a timely manner, new products or enhancements to our existing products that satisfy customer needs or achieve market acceptance. To the extent that we made substantial marketing and research and development investments and such investments did not lead to commercially successful products, Scott's results of operations, financial condition or cash flows could be adversely affected.

In addition, as an independent company, we would expect to continue to purchase products for resale and for our use in manufactured products when we believed that such purchases were more appropriate than internal development of the technology or continued use of existing technology. The continued availability of such products for purchase by us would depend upon the terms of the purchase arrangements and our ability to negotiate appropriate extensions or revisions to such arrangements upon their expiration. No assurance can be given that we would be able to negotiate appropriate extensions or revisions that would continue to allow us to purchase all of the products that we require for our operations or that any revisions to such purchase arrangements would provide Scott with the same level of profitability as under the prior arrangements. If appropriate extensions or revisions to purchase agreements could not be negotiated, Scott might again seek alternative ways to provide stockholders with value from the sale of such products, such as the establishment of strategic alliances, joint ventures or other alternatives. No assurance can be given that Scott would be able to negotiate any such contemplated alternative business arrangements or that such arrangements will be as profitable to Scott as current arrangements.

We announced on July 24, 2000 that a distributor agreement with Intertechnique terminated on December 31, 2000. Intertechnique, which was purchased during the fourth quarter of 1999 by Zodiac Groupe, is the designer and manufacturer of masks for pilots and crew that we have sold for more than 25 years through our Aviation & Government business unit. We will continue to deliver these masks through June 30, 2001 in order to provide a smooth transition for our customers. Zodiac Groupe changed their marketing strategy to adopt a direct-to-consumer approach. Our agreement with Intertechnique relates to products that accounted for approximately 11% (approximately $28 million) of Scott's overall net sales during 2000. The margins on this product line have been better than our average margins. We expect that the cessation of this agreement will not affect our revenues and operating margins until the last six months of 2001. We do expect, however, to incur charges in connection with restructuring efforts in response to the loss of the Intertechnique business. Those charges are preliminarily estimated to be between $1 million and $3 million later this year and in 2002 in the aggregate. We plan to offset the impact of the loss of the Intertechnique business at least partially, if not fully, through our strategic plan, which includes rapid growth in the Health & Safety business unit along with all of the other factors mentioned above. However, no assurances can be given that we will be able to fully or partially offset the impact on revenues or earnings. Additionally, we do not expect other product lines to be affected by the loss of this agreement.

NEW FACILITY - We are building a 200,000 square foot manufacturing plant near Monroe, North Carolina (see "Item 2 - Properties"). We expect this new facility to accommodate future growth for at least the next several years and to replace our existing facility in Monroe. There can be no assurances that this facility will be both adequate and efficient. There can also be no assurance that the facility will be completed in a timely manner or that we can relocate existing operations in a timely and efficient manner with the least amount of work disruption. The relocation of existing operations may lead to temporary delays in shipping and manufacturing and increased costs.

COMPETITION - Our Health & Safety business unit designs and manufactures the Scott Air-Pak® SCBA, air-purifying products, gas detection instruments, thermal imaging cameras and other life support products for firefighting and personal protection against environmental and safety hazards. Our Aviation & Government business unit designs, manufactures and sells protective breathing equipment and emergency oxygen systems for passengers and crew members on commercial, government and private aircraft and ships. Both of these business units participate in markets that are technology-based, industry-regulated and highly competitive, and are undergoing ongoing consolidation of customers and suppliers. Failure by Scott to develop new products and/or remain competitive with changing business conditions could adversely affect our market share.

Certain competitors in the respective markets have significantly greater financial, technical and marketing resources particularly as a result of ongoing consolidation. These competitive factors could adversely affect Scott's financial condition, results of operations and cash flows.

ECONOMIC CONDITIONS - During the last quarter of 2000, economic conditions in the United States began to worsen and, recently, major corporations have announced large layoffs. These and other economic changes may adversely affect Scott's future growth rates if it remains an independent company. Such a Scott slowdown could begin in the second half of 2001 and would require Scott to implement additional cost saving measures to offset the revenue decline.

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

DEPENDENCE ON GOVERNMENT CONTRACTS - We expect to continue to derive a portion of our revenues from Government contracts. Consequently, fluctuations in military spending by the United States Government could adversely affect our revenues and profitability. In addition, since these contracts are the result of competitive bidding processes, there can be no assurance that Scott will be awarded future contracts, or that any contracts previously awarded or to be awarded, will not be terminated at the Government's convenience.

DISCONTINUED OPERATIONS - For much of the mid-1990s, our primary business strategy was to reduce the Company's excessive debt levels and to enhance liquidity, primarily through a divestiture program that entailed the sale of approximately 30 businesses. While the divestiture program helped to restore our financial stability, it also left the Company substantially smaller and with numerous historical liabilities, as well as obligations to the purchasers of the businesses that the Company had sold to indemnify them for certain liabilities, including in some cases contingent liabilities, associated with the businesses sold, such as workers' compensation, product liability, general liability, environmental liability and federal and state tax matters (collectively, the "legacy liabilities"). We have recorded approximately $45 million for losses that may arise relative to the legacy liabilities, which we believe is appropriate and, effective December 31, 1998, we purchased a $20.0 million stop-loss insurance policy that covers certain liabilities incurred by us in excess of a certain threshold amount. However, as these historical and contractual obligations are subject to significant uncertainty, and liability matters may continue to arise, no assurances can be given that the ultimate resolution of these matters will not have a material adverse effect upon our financial position, operating results or cash flow.

Deferred divestiture proceeds include our best estimates of the amounts we expect to realize on the collection of deferred proceeds and sale of residual assets related to discontinued operations. The amounts we will ultimately realize could differ materially from the amounts recorded.

RISKS RELATING TO PROPOSED MERGER OF THE COMPANY - The proposed merger with Tyco raises a number of risks and uncertainties. If the merger is not completed for any reason, the Company may be subject to a number of material risks, including the following:

  The Company may be required under certain circumstances to pay Tyco a termination fee of $9.5 million, plus up to $1.5 million of expenses incurred by Tyco;
  The price of the Company's common stock may decline; and
  Costs related to the merger, such as financial advisory, legal, accounting and printing fees and other costs, must be paid even if the merger is not completed.

In addition, the Company's customers and strategic partners, in response to the announcement of the merger, may delay or defer decisions, which could have a material adverse effect on the Company's business, regardless of whether the merger is ultimately completed. Moreover, diversion of management focus and resources from the day-to-day operation of the business to matters relating to the merger could have a material adverse effect on the Company's business, regardless of whether the merger is completed. Similarly, current and prospective employees of the Company may experience uncertainty about their future roles with the combined company. This may adversely affect the Company's ability to attract and retain key management and other personnel. If the merger agreement is terminated and the Company's board of directors seeks another merger or business combination, the Company's stockholders cannot be certain that the Company will be able to find a partner willing to pay an equivalent or more attractive price than the price to be paid by Tyco in the merger. In addition, while the merger agreement is in effect and subject to certain limited exceptions, the Company is prohibited from directly or indirectly soliciting or encouraging the initiation of any inquiries or proposals regarding certain extraordinary transactions, such as a merger, sale of assets or similar transaction with any party other than Tyco and from taking certain actions that would change the Company's business.

RECENT ACCOUNTING PRONOUNCEMENTS

Scott will adopt Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", (as amended by SFAS No. 137 and SFAS No. 138) in the first quarter of 2001. SFAS 133 establishes new accounting and reporting standards for derivatives and hedging activities. In accordance with the standard, we will recognize the fair value of our derivative instruments as assets and liabilities in our consolidated balance sheet. The offset will be reflected as other comprehensive income or in earnings, depending on the achievement of the hedge accounting guidelines. The adoption of this standard will not affect our balance sheet, shareholders' equity position or statement of income at the time of adoption.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Scott has variable rate debt obligations (as described in the "Notes to Consolidated Financial Statements - Note 7 - Credit Facility," included elsewhere herein) subject to market risk from changes in interest rates. Sensitivity analysis is one technique used to measure the impact of changes in interest rates on the value of market-risk sensitive financial instruments. A hypothetical increase of one percentage point in interest rates would have the following impact on Scott's future interest expense based upon Scott's interest-rate obligations as of December 31, 2000:

Increase in Interest Expense (in thousands)

2001	$ 638
2002	506
2003	325
2004	94

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors
and Stockholders of
Scott Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Scott Technologies, Inc. (a Delaware corporation) and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Scott Technologies, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                  /s/

ARTHUR ANDERSEN LLP

Cleveland, Ohio,
February 5, 2001.

SCOTT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31
(in thousands, except per share data)

	2000	1999	1998

Net Sales	$ 263,981	$ 201,541	$ 177,108
Cost of Sales	172,452	133,206	119,853

Gross Profit on Sales	91,529	68,335	57,255

Operating Expenses:
Selling, General and Administrative	42,544	27,199	25,813
Research and Development	5,263	3,571	3,113

Total Operating Expenses	47,807	30,770	28,926

Operating Income	43,722	37,565	28,329

Other Expense (Income):
Refinancing Costs	375	375	652
Interest Expense	6,612	8,727	12,550
Interest Income	(2,844)	(3,597)	(3,396)
Other, Net	1,455	1,662	2,602

Income from Continuing Operations before Income Tax Provision and Extraordinary Item	38,124	30,398	15,921

Income Tax Provision	13,847	11,160	6,427

Income from Continuing Operations before Extraordinary Item	24,277	19,238	9,494

Discontinued Operations, net of tax:
Income (Loss) from Operations	-	1,761	(6,275)
Gain (Loss) on Disposal	-	29,440	(10,098)

	-	31,201	(16,373)

Income (Loss) before Extraordinary Item	24,277	50,439	(6,879)
Extraordinary Item - (Loss) on
Extinguishment of Debt, net of tax	-	(156)	(1,689)

Net Income (Loss)	$ 24,277	$ 50,283	$ (8,568)

Weighted Average Shares - Basic	17,038	18,075	18,321
Weighted Average Shares - Diluted	17,338	18,357	18,390

Per Share Data - Basic EPS:
Income from Continuing Operations	$ 1.42	$ 1.06	$ 0.52
Income (Loss) from Discontinued Operations	-	1.73	(0.90)

Income (Loss) before Extraordinary Item	1.42	2.79	(0.38)
Extraordinary (Loss)	-	(0.01)	(0.09)

Net Income (Loss)	$ 1.42	$ 2.78	$ (0.47)

Per Share Data - Assuming Dilution:
Income from Continuing Operations	$ 1.40	$ 1.05	$ 0.52
Income (Loss) from Discontinued Operations	-	1.70	(0.90)

Income (Loss) before Extraordinary Item	1.40	2.75	(0.38)
Extraordinary (Loss)	-	(0.01)	(0.09)

Net Income (Loss)	$ 1.40	$ 2.74	$ (0.47)

See Notes to Consolidated Financial Statements.

SCOTT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2000 AND 1999
(in thousands)

ASSETS

	2000	1999

CURRENT ASSETS
Cash and Cash Equivalents	$ 53,177	$ 67,924
Trade Accounts Receivable, less Allowance for Uncollectible Accounts of $553 in 2000 and $334 in 1999	31,961	18,938
			Inventories	36,832	33,193
Prepaid Expenses	834	2,311
Current Deferred Tax Asset	15,000	14,060

Total Current Assets	137,804	136,426

PROPERTY, PLANT AND EQUIPMENT
Land and Land Improvements	23,616	29,783
Buildings and Leasehold Improvements	11,799	12,718
Machinery and Equipment	34,130	26,492

	69,545	68,993
Accumulated Depreciation	(20,776)	(18,828)

Net Property, Plant and Equipment	48,769	50,165

OTHER ASSETS
Deferred Divestiture Proceeds and Other, net	4,383	7,463
Prepaid Pension Costs	21,463	18,948
Intangible Assets, net	51,121	40,268
Cash Surrender Value of Insurance Policies, net	7,042	6,204
Prepaid Finance Costs, net	1,500	1,875
Deferred Tax Asset	1,785	13,215
Other	5,087	4,525

Total Other Assets	92,381	92,498

Total Assets	$ 278,954	$ 279,089

See Notes to Consolidated Financial Statements.

SCOTT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2000 AND 1999
(in thousands)

LIABILITIES

	2000	1999

CURRENT LIABILITIES
Current Portion of Long-Term Debt	$ 9,990	$ 5,010
Accounts Payable	14,619	12,910
Accrued Insurance Reserves	8,359	9,380
Accrued Compensation	5,444	4,315
Accrued Interest	553	1,133
Other Accrued Liabilities and Expenses	31,345	30,590

Total Current Liabilities	70,310	63,338

Long-Term Debt	60,000	69,990
Non-Current Insurance Reserves	14,373	17,300
Other Non-Current Liabilities	27,262	31,390

Total Liabilities	171,945	182,018

STOCKHOLDERS' EQUITY

Series A Junior Participating Preferred
Shares, $1.00 Par Value; Authorized, 500
Shares; Issued and Outstanding, None	-	-
Preferred Stock, $1.00 Par Value; Authorized,
3,217 Shares; Issued and Outstanding, None	-	-
Common Stock, $0.10 Par Value; Authorized,
36,000 Shares; Issued and Outstanding
2000 - 19,092; 1999 - 19,046	1,909	1,905
Capital Surplus	115,118	114,502
Retained Earnings	27,985	3,708
Accumulated Other Comprehensive (Loss)	(1,410)	(1,563)
Treasury Stock, Common Shares at Cost
2000 - 2,128 shares; 1999 - 1,320 shares	(36,593)	(21,481)

Total Stockholders' Equity	107,009	97,071

Total Liabilities and Stockholders' Equity	$ 278,954	$ 279,089

See Notes to Consolidated Financial Statements.

SCOTT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY and COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
(in thousands)

	Common Stock	Capital Surplus	Retained Earnings (Deficit)	Unearned Compen- sation	Accumulated Other Comprehensive (Loss)	Treasury Stock	Comprehensive Income/(Loss)

BALANCE, DECEMBER 31, 1997	$ 1,844	$109,871	$(38,007)	$(24)	$ (2,088)	$ 0
Net (Loss)			(8,568)				$ (8,568)
Minimum Pension Liability					(1,136)		(1,136)
Foreign Currency Translation Adjustments					(5)		(5)

Comprehensive (Loss)							$ (9,709)

Restricted Stock Purchase Plan, net				24
Treasury Stock Repurchased						(9,225)
Common Stock Issuance	42	2,538

BALANCE, DECEMBER 31, 1998	1,886	112,409	(46,575)	0	(3,229)	(9,225)
Net Income			50,283				$ 50,283
Minimum Pension Liability					1,584		1,584
Foreign Currency Translation Adjustments					82		82

Comprehensive Income							$ 51,949

Treasury Stock Repurchased						(12,256)
Common Stock Issuance	19	2,093

BALANCE, DECEMBER 31, 1999	1,905	114,502	3,708	0	(1,563)	(21,481)
Net Income			24,277				$ 24,277
Minimum Pension Liability					42		42
Foreign Currency Translation Adjustments					111		111

Comprehensive Income							$ 24,430

Treasury Stock Repurchased						(15,112)
Common Stock Issuance	4	616

BALANCE, DECEMBER 31, 2000	$ 1,909	$115,118	$ 27,985	$ 0	$ (1,410)	$(36,593)

See Notes to Consolidated Financial Statements.

SCOTT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
(in thousands)

	2000	1999	1998

Operating Activities:
Income from Continuing Operations	$ 24,277	$ 19,238	$ 9,494
Income (Loss) from Discontinued Operations	-	31,201	(16,373)
(Loss) from Extraordinary Item	-	(156)	(1,689)
Adjustments to Reconcile Income (Loss) to Net Cash
Provided by Operating Activities
Depreciation and Amortization	7,496	5,201	4,608
Other, Net	(761)	1,633	1,962
Changes in Operating Assets and Liabilities
Accounts Receivable	(10,470)	2,718	2,184
Inventories	(1,542)	(7,428)	(600)
Prepaid Expenses	1,478	(1,310)	(3,125)
Other Assets	(186)	13,094	3,684
Accounts Payable	1,123	(3,410)	(1,882)
Accrued Liabilities and Expenses	(2,422)	(7,687)	3,937
Accrued Income Taxes	9,689	21,973	(735)
Other Liabilities	(7,067)	(8,162)	1,564

Net Cash Provided by Operating Activities	21,613	66,905	3,029

Investing Activities:
Capital Expenditures for Continuing Operations	(6,694)	(7,441)	(5,940)
Capital Expenditures for Discontinued Operations	-	(1,950)	(1,317)
Purchase of Kemira Safety Oy, Inc.	(16,831)	-	-
Investment in Joint Venture	-	(14,382)	-
Purchase of AV-OX, net of Cash Acquired	-	(7,634)	-
Proceeds from Sale of Property, Plant and Equipment	6,666	7,795	8,079
Proceeds from Business Divestitures	-	20,360	-

Net Cash (Used for) Provided by Investing Activities	(16,859)	(3,252)	822

Financing Activities:
Proceeds from Debt	-	75,000	1,550
Principal Payments on Debt	(5,010)	(100,031)	(63,553)
Proceeds from Issuing Common Stock	621	2,112	2,580
Payments to Reacquire Common Stock	(15,112)	(12,256)	(9,225)

Net Cash (Used) by Financing Activities	(19,501)	(35,175)	(68,648)

Net (Decrease) Increase in Cash and Cash Equivalents	(14,747)	28,478	(64,797)
Cash and Cash Equivalents at Beginning of Year	67,924	39,446	104,243

Cash and Cash Equivalents at End of Year	$ 53,177	$ 67,924	$ 39,446

Supplemental Disclosures:
Cash Paid (Received) During Year for -
Interest Paid	$7,192	$10,029	$ 10,546
Income Taxes	$3,860	$1,450	$ (1,544)

Cash and Cash Equivalents Include Cash From Discontinued Operations.

See Notes to Consolidated Financial Statements.

  SCOTT TECHNOLOGIES, INC. AND SUBSIDIARIES
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies:

PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of Scott Technologies, Inc. (referred to, with all its consolidated subsidiaries and divisions and their predecessor entities, unless the context otherwise requires, as "Scott," "we," "our," or the "Company"). All inter-company account transactions have been eliminated in consolidation.

NATURE OF OPERATIONS. Scott is a United States-based multinational corporation operating in one segment: Scott Aviation, which manufactures and distributes life support respiratory products. Our largest commercial customer is Aviall, Inc. Aviall, Inc., which is a distributor of Scott Aviation's aviation products, accounted for approximately 7.3%, 9.3% and 13.5% of our 2000, 1999 and 1998 net sales, respectively. The United States Government accounted for approximately 7.5%, 5.2% and 7.1% of our total net sales for 2000, 1999 and 1998, respectively. Scott's products are marketed through most normal channels of business, principally in North America.

USE OF ESTIMATES. The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from the estimates.

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

CONCENTRATION OF CREDIT RISK. Scott does not have any concentrations of credit risk by major customer, geographic region or activity. We generally do not require collateral.

INVENTORIES. Manufacturing inventories are stated at the lower of first-in-first-out cost or market. Costs accumulated under government contracts are stated at actual cost.

PROPERTY, PLANT AND EQUIPMENT. Property, plant and equipment are stated at cost and depreciated over the estimated useful lives of the assets, generally using the straight-line method. The principal rates of depreciation are: buildings, 21/2%; machinery and equipment, 8 1/3%; leasehold improvements, life of lease. Repairs and maintenance are charged to expense as incurred.

LAND AND LAND IMPROVEMENTS. Land and land improvements include $23.6 million and $29.8 million at December 31, 2000 and 1999, respectively, of developed and developable land and improvements. The recorded amounts are net of reserves of $8.3 million and $8.7 million at December 31, 2000 and 1999, respectively.

INTANGIBLES. Goodwill of $51.1 million and $40.3 million at December 31, 2000 and 1999, respectively, represents costs in excess of net assets of purchased businesses. Goodwill is generally amortized over periods ranging from 20 to 40 years. At December 31, 2000 and 1999, accumulated goodwill amortization was $4.8 million and $2.3 million, respectively. In accordance with SFAS No. 121 - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", we have evaluated the realizability of goodwill based upon expectations of undiscounted cash flows of the related business unit and have concluded that no impairment exists.

On December 9, 1999, we purchased 100% of the common stock of AV-OX, Inc. We accounted for this acquisition using the purchase method and, accordingly, goodwill was recognized (see Note 18).

On May 3, 2000, Scott purchased 100% of the outstanding shares of Kemira Safety Oy. We used the purchase method to account for this transaction and, accordingly, goodwill has been recorded (see Note 19).

ENVIRONMENTAL COMPLIANCE. At the present time, compliance with federal, state, and local provisions with respect to environmental protection and regulation has not had a material impact on our capital expenditures, earnings, or competitive position. We believe compliance with respect to environmental matters will not have a material adverse effect on our financial position, future operations or cash flow.

INCOME TAXES. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled.

SELF-INSURANCE LIABILITIES. Scott is self-insured for certain levels of general liability (including product liability) and workers' compensation coverage. Effective December 31, 1998, Scott reduced its exposure to certain self-insured liabilities arising prior to December 1, 1998, with the purchase of an aggregate stop-loss insurance policy. The aggregate stop-loss insurance policy, which excludes coverage for mass tort injuries, provides a $20 million layer of coverage above our previously existing $40 million self-insured coverage. The costs and balance sheet accruals for self-insurance programs are based on actuarial calculations prepared by outside actuaries and the terms of the aggregate stop loss policy. Adjustments to recorded accruals of continuing operations are reflected in current operating results. Adjustments to recorded accruals of discontinued operations are reflected in the loss from discontinued operations.

EARNINGS PER SHARE. Basic earnings per common share are based upon the weighted average number of shares outstanding during each year. Diluted earnings per common share are based upon the basic earnings per share adjusted for any dilutive effect from the common stock equivalents of stock options.

STOCK OPTIONS. Scott accounts for stock options under APB Opinion No. 25.

FOREIGN CURRENCY TRANSLATION. The functional currency for our foreign operations is the applicable local currency. The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The resulting translation adjustments are recorded as a component of shareholders' equity as reflected in accumulated other comprehensive loss. Gains or losses resulting from foreign currency transactions are included in other income.

RECLASSIFICATIONS. Certain prior year amounts have been reclassified to conform to the current year presentation.

(2) Refinancing Costs:

In 2000, 1999 and 1998, refinancing costs represent the amortization of prepaid financing costs.

(3) Discontinued Operations:

Income (Loss) from Discontinued Operations:

Income (loss) from operations of discontinued operations, net of tax, in 1999 and 1998 represents the operating results of our IEC subsidiary. The sale of IEC was completed on June 30, 1999.

Gain (Loss) on Disposal of Discontinued Operations:

Income on disposal of discontinued operations in 1999 included:

      a pretax gain from the sale of IEC of $27.2 million;
      a $4.0 million pretax charge to adjust the carrying value of real estate related to discontinued operations;
      a $28.0 million pretax gain from the Snorkel earn-out; and
      a $5.0 million pretax charge to adjust certain receivables related to discontinued operations.

Loss on disposal of discontinued operations in 1998 included:

    1. a pretax charge of $9.8 million comprised of:

      a $5.0 million addition to the self-insurance accrual to reflect adverse experience;
      a $3.2 million charge related to under-funded foreign pension plans; and
      a $1.6 million loss provision for litigation defense costs related to discontinued operations; and

    2. a pretax charge of $7.0 million related to:

        a $2.5 million addition to environmental reserves;
        a $2.5 million addition to litigation reserves; and
        a $2.0 million addition to insurance reserves as part of the premium to purchase aggregate stop-loss coverage.

Prior Divestitures:

For much of the mid-1990s, our primary business strategy was to reduce the Company's excessive debt levels and to enhance liquidity, primarily through a divestiture program that entailed the sale of approximately 30 businesses. While the divestiture program helped to restore our financial stability, it also left the Company substantially smaller and with numerous historical liabilities, as well as obligations to the purchasers of the businesses that the Company had sold to indemnify them for certain liabilities, including in some cases contingent liabilities, associated with the businesses sold, such as workers' compensation, product liability, general liability, environmental liability and federal and state tax matters (collectively, the "legacy liabilities"). We believe that appropriate accruals are recorded for losses that may arise relative to the legacy liabilities and, effective December 31, 1998, we purchased a $20.0 million stop-loss insurance policy that covers certain liabilities incurred by us in excess of a certain threshold amount. However, as these historical and contractual obligations are subject to significant uncertainty, and liability matters may continue to arise, no assurances can be given that the ultimate resolution of these matters will not have a material adverse effect upon our financial position, operating results or cash flow.

(4) Income Taxes:

Income tax provision (benefit) consists of the following components
(in thousands):

	2000	1999	1998

Continuing Operations:
Currently Payable:
Federal	$ 1,700	$ 1,704	$ 144
State	1,370	934	297

	3,070	2,638	441

Deferred and other:
Federal	(465)	485	1,810
State	(81)	(3)	468
Effect of Net Operating Loss and
Valuation Allowance	11,323	8,040	3,708

Total from Continuing Operations	13,847	11,160	6,427

Discontinued Operations:
Operations	-	1,004	(4,183)
Disposal	-	16,777	(6,732)

Total from Discontinued Operations	13,847	17,781	(10,915)

Extraordinary Item	-	(89)	(1,126)

Total Tax Provision (Benefit)	$ 13,847	$ 28,852	$(5,614)

A reconciliation of the actual tax provision to the U.S. federal income tax rates effective for each year for continuing operations is as follows:

	2000	1999	1998

Statutory Federal Tax Rates	35.0%	35.0%	35.0%

Other, net	(0.3)	-	2.3
State Income Taxes, net of
Federal Benefit	1.6	1.7	3.1

Effective Tax Rate	36.3%	36.7%	40.4%

The components of the net deferred tax asset as of December 31, 2000 and 1999 are as follows (in thousands):

	2000	1999

Deferred Tax Assets:
Deferred Compensation Plans	$ 6,742	$ 6,879
Insurance and Other Reserves	9,147	9,563
Contingency Reserves	3,539	3,255
Inventory Reserves	741	532
Operating & Capital Losses and Tax
Credit Carryforwards	13,231	26,953
Discontinued Operations, net	2,167	2,231
Valuation Allowance	(2,295)	(4,594)

Total Deferred Tax Assets	$ 33,272	$ 44,819

Deferred Tax Liabilities:
Property, Plant and Equipment	$ (9,212)	$ (10,943)
Benefit Plans	(7,275)	(6,601)

Total Deferred Tax Liabilities	$ (16,487)	$ (17,544)

Net Deferred Tax Assets	$ 16,785	$ 27,275

As of December 31, 2000, for tax-reporting purposes, Scott has tax credit carryforwards of $13.2 million that will begin to expire in 2008 through 2014, respectively. The Company has used its remaining operating loss deductions in 2000. We recorded over $54 million in assets from 1996 through 1999 based on the profitability of the continuing divisions. We have used a large portion of these assets during 1999 and 2000.

Realization of tax carryforwards is dependent on future taxable income and amounts realized are subject to tax regulations that include limitations by year and type of tax attributes being carried forward.

Accumulated unremitted foreign earnings are not material and any liability related to the remittance of foreign earnings would not be material to the financial statements.

(5) Inventories:

Inventories are summarized as follows (in thousands):

	2000	1999

Raw materials	$ 16,945	$ 16,693
Work in process	3,011	3,517
Finished goods	18,301	14,234
Inventory reserves	(1,425)	(1,251)

Total Inventories	$ 36,832	$ 33,193

(6) Receivables:

Receivables consist of the following components (in thousands):

	2000	1999

U.S. Government	$ 2,284	$ 1,066

Commercial	30,230	18,206
Billed	(553)	(334)

Allowance for Uncollectible Accounts	$ 31,961	$ 18,938

U.S. Government receivables include amounts derived from contracts on which we perform on a prime contractor or subcontractor basis.

Costs charged by us to the U.S. Government in the performance of U.S. Government contracts are subject to audit.

(7) Credit Facility:

We have obtained loan facilities ("Amended Credit Agreement") through General Electric Capital Corporation ("GECC"). The Amended Credit Agreement includes both a 72-month, $75.0 million revolving line of credit ("Revolver") and a 69-month, $75.0 million, delayed draw, term loan facility ("Term Loan").

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

The Term Loan has the same interest rate alternatives as the Revolver. We can arrange for financial hedges to swap a variable interest rate on the Term Loan for a fixed interest rate. The weighted average interest rate on the Term Loan was 8.337% during 2000.

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

As of December 31, 2000:

a) $12.8 million of letters of credit were outstanding under the Revolver.
b) No other borrowings other than the letters of credit were outstanding under the Revolver ($62.2 million was available).
c) $70.0 million was outstanding under the Term Loan.
d) All financial covenants under both the Revolver and the Term Loan have been satisfied.

(8) Long-Term Debt:

Long-term debt at December 31, 2000 and 1999 consisted of the following (in thousands):

	2000	1999

Term Loan	$ 69,990	$ 75,000

Less - Current Maturities	9,990	5,010

Long-Term Debt	$ 60,000	$ 69,990

Scott extinguished its 9.875% Senior Notes, due October 1, 1999, by using cash and a portion of the $75 million Term Loan available under our Amended Credit Agreement. We purchased in the market $16.6 million and $60.6 million of the Senior Notes at market prices during 1999 and 1998, respectively. These Senior Notes have been returned to the Indenture Trustee for retirement.

The carrying amount of the term loan is deemed to approximate the fair value given its collateralized nature and variable interest rates.

The scheduled principal payments for long-term debt are as follows: 2001 - $10.0 million; 2002 - $15.0 million; 2003 - $20.0 million, 2004 - $25.0 million.

(9) Leases:

Scott leases manufacturing equipment under operating leases. Operating lease expense for continuing operations was approximately $1.3 million, $2.6 million, and $3.4 million in 2000, 1999, and 1998, respectively. Rental commitments under non-cancelable operating leases as of December 31, 2000 were as follows (in thousands):

Year Ending December 31,	Total

2001	$ 1,406
2002	1,037
2003	768
2004	696
2005 & Beyond	1,973

Total minimum payments required	$ 5,880

(10) Contingent Liabilities:

Scott is committed to guarantee 50% of a loan that is an amount equal to up to $13.8 million that an affiliate incurs in connection with the Chagrin Highlands Development. As of December 31, 2000, the amount of the affiliates outstanding loan was $11.7 million of which Scott has guaranteed $5.9 million. The loan is secured by a mortgage on a building and land. Our commitment, which had a fair value of $5.9 million at December 31, 2000 and $4.8 million at December 31, 1999, is not expected to have a material adverse effect on Scott's financial position, cash flow or results of operations.

Scott and its subsidiaries are defendants in various lawsuits arising in the ordinary course of business. In the opinion of management, any liability with respect to these matters is not expected to have a material adverse effect on Scott's financial condition, cash flow or results of operations.

See also Note (3) with reference to discontinued businesses.

(11) Pension and Retirement Benefits Plans:

Scott has pension plans covering the majority of its employees. The plan benefits for salaried employees are based on employees' earnings during their years of participation in the plan. Hourly employees' plan benefits are based on various dollar units multiplied by the number of years of eligible service as defined in each plan. Our policy has been to fund amounts as necessary on an actuarial basis to comply with the Employee Retirement Income Security Act of 1974. In addition, we have a nonqualified supplemental retirement plan covering certain officers and senior executives.

The following table provides a reconciliation of the changes in the plans' benefit obligations and fair value of assets over the two-year period ending on December 31, 2000, and a statement of the funded status as of December 31, 2000 and 1999.

	2000	1999

Change in Benefit Obligation (in thousands):
Benefit Obligation at Beginning of Year	$ 89,299	$107,810
Service Cost	755	1,270
Interest Cost	6,351	6,790
Plan Participants' Contributions	-	264
Amendments	396	336
Actuarial (Loss)	(1,105)	(11,664)
Disbursements	(7,986)	(13,432)
Foreign Currency Exchange Rate	(598)	(348)
Settlements	(9,098)	-
Curtailments	-	(1,727)

Benefit Obligation at End of Year	$ 78,014	$ 89,299

2000

1999

Change in Plan Assets (in thousands):

Fair Value of Plan Assets at Beginning of Year

$ 94,020

$ 97,247

Asset Gain (Loss) at Beginning of Year

(4,071)

1,334

Actual Return on Plan Assets

900

6,614

Employer Contribution

4,957

2,271

Plan Participants' Contributions

-

264

Disbursements

(7,985)

(13,433)

Foreign Currency Exchange Rate

(571)

(277)

Settlements

(9,098)

-

Fair Value of Plan Assets at End of Year

$78,152

$ 94,020

Funded Status

$ 138

$ 4,721

Unrecognized Net Actuarial Loss

9,671

990

Unrecognized Prior Service Cost

1,312

1,097

Unrecognized Initial Net (Asset)

(1,481)

(2,051)

Net Amount Recognized

$ 9,640

$ 4,757

The following table provides the amounts recognized in the statement of financial position as of December 31, of both years.

	2000	1999

Amounts Recognized in the Statement of Financial Position Consist of (in thousands):
Prepaid Benefit Cost	$ 21,463	$ 18,948
Accrued Benefit Liability	(14,000)	(16,511)
Intangible Asset	78	156
Accumulated Other Comprehensive Income	2,099	2,164

Net Amount Recognized	$ 9,640	$ 4,757

The assumptions used in measuring the Company's benefit obligation are as follows:

	2000	1999	1998

Weighted-Average Assumptions as of December 31:

Discount Rate	7.75%	7.75%	6.75%
Expected Return on Plan Assets	10.00%	10.00%	10.00%
Rate of Compensation Increase
- Supplemental Employee Benefit Plan	6.00%	6.00%	6.00%
- All Other Plans	5.00%	5.00%	5.00%

The following table provides the components of net periodic benefit cost for the plan fiscal years 2000, 1999 and 1998.

	2000	1999	1998

Components of Net Periodic Benefit Cost (in thousands):
Service Cost	$ 755	$ 1,270	$ 1,963
Interest Cost	6,351	6,790	6,871
Expected Return on Plan Assets	(8,130)	(9,214)	(8,925)
Amortization of Prior Service Cost	180	132	89
Amortization of Initial Net Obligation (Asset)	(570)	(570)	1,329
Recognized Net Actuarial Loss	(47)	86	1,563
Settlement Loss	1,722	-	-
Curtailment Loss	-	88	37

Net Periodic Benefit Cost (Income)	$ 261	$(1,418)	$ 2,837

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $14.0 million, $14.0 million, and $0.0, respectively, as of December 31, 2000, $21.6 million, $21.5 million, and $6.9 million, respectively, as of December 31, 1999 and $34.0 million, $33.5 million and $14.2 million, respectively, as of December 31, 1998.

(12) Capital Stock:

On December 15, 1998, our stockholders voted to collapse the dual classes of common stock into a single new class of common stock designated as "common stock." As of December 16, 1998 the new common stock is traded under the symbol: "SCTT." Each share of common stock is entitled to one vote per share.

On December 15, 1998, Scott established a series of Preference Stock, Series A Junior Participating Preferred Shares (the "Preferred Shares"), consisting of 500,000 shares. The Preferred Shares may be issued to holders of common stock upon the exercise of purchase rights that, on December 15, 1998, were declared as a dividend to holders of common stock as of December 28, 1998 upon the Board's adoption of a Stockholder Rights Plan. The Preferred Shares will be senior to the common stock with respect to payment of dividends and the distribution of assets, but will rank junior to any other series of Preference Stock unless the terms of such other series of Preference Stock provides otherwise.

We are authorized by the Board of Directors to purchase up to 3 million shares of our common stock. Through December 31, 2000, we have purchased on the open market approximately 2.1 million shares at a cost of $36.6 million. These purchased shares are reflected as treasury stock, at cost, on our balance sheet.

Earnings per share ("EPS") were calculated using the following share data. The following reconciles the numerators and denominators of the basic and diluted EPS calculations (in thousands, except per share data):

For the Year Ended December 31, 2000	Income Numerator	Shares Denominator	Per Share Amount

Basic EPS
Income Available to Common Stockholders	$ 24,277	17,038	$ 1.42
Effect of Dilutive Securities
Stock Options		300	(0.02)
Diluted EPS
Income Available to Common Stockholders	$ 24,277	17,338	$ 1.40

Options to purchase shares of common stock that were outstanding as of December 31, 2000 but were not included in the computation of diluted EPS because the options' exercise price was greater than the 2000 annual average market price of the common stock are as follows:

Grant Date	#of Shares	Option Price	Expiration Date
July 1, 1999	10	$19.25	July 1, 2006
October 11, 1999	5	$19.25	October 11, 2006

For the Year Ended December 31, 1999

Income
Numerator

Shares
Denominator

Per Share
Amount

Basic EPS

              Income Available to Common Stockholders   $ 50,283   18,075   $ 2.78

Effect of Dilutive Securities

Stock Options

     282

(0.04)

Diluted EPS

Income Available to Common Stockholders
$ 50,283
  18,357   $ 2.74

Options to purchase shares of common stock that were outstanding as of December 31, 1999 but were not included in the computation of diluted EPS because the options' exercise price was greater than the 1999 annual average market price of the common stock are as follows:

Grant Date	#of Shares	Option Price	Expiration Date
July 1, 1999	10	$19.25	July 1, 2006
October 11, 1999	5	$19.25	October 11, 2006

For the Year Ended December 31, 1998	Income Numerator	Shares Denominator	Per Share Amount

Basic EPS
(Loss) Available to Common Stockholders	$ (8,568)	18,321	$ (0.47)

Calculating the effect of options on earnings per share for 1998 would have an anti-dilutive effect since the Company experienced a net loss and therefor are not calculated.

(13) Stock Options:

The Scott Technologies, Inc. Key Employees' Stock Option Plan (the "Employees' Stock Option Plan") was adopted in 1994 and amended by stockholders on December 15, 1998. The Directors' Stock Option Plan was adopted in 1998. Scott accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for stock options been determined consistent with FASB Statement No. 123, our operating results would have been calculated as follows (in thousands, except per share data):

	2000	1999	1998

Net Income (Loss):
As Reported	$ 24,277	$ 50,283	$(8,568)
Pro Forma	$ 22,926	$ 48,256	$(9,985)
Primary EPS:
As Reported	$ 1.42	$ 2.78	$ (0.47)
Pro Forma	$ 1.35	$ 2.67	$ (0.55)
Fully Diluted EPS:
As Reported	$ 1.40	$ 2.74	$ (0.47)
Pro Forma	$ 1.32	$ 2.63	$ (0.55)

We may grant options for up to 3 million shares of common stock under the Employee' Stock Option Plan and up to 175,000 shares under the Directors' Stock Option Plan. As of December 31, 2000, 2,845,500 stock options had been granted under the plans, of which 1,457,501 were outstanding and 607,592 have been canceled. 937,092 shares remain available for future grant under the stock option plans as of December 31, 2000.

The stock option plans allow for grants below the stock's market price;

however, option exercise prices typically equal the stock's market price on the date of grant. The Directors' Stock Option Plan provides for automatic grants of options for 2,500 shares on July 1 each year to the non-employee directors. Options generally vest between three and five years after grant and expire between seven and ten years after grant.

A summary of the status of the plans at December 31, 2000, 1999 and 1998 and changes during the years then ended is presented in the table and narrative below:

	2000		1999		1998

	Shares (000)	Wtd. Avg. Ex. Price	Shares (000)	Wtd. Avg. Ex. Price	Shares (000)	Wtd. Avg. Ex. Price

Outstanding, Beg of Year	1,303.5	$ 14.41	1,146.2	$ 13.31	1,001.3	$ 10.12
Granted	245.5	18.23	427.0	16.08	594.0	14.44
Exercised	(46.0)	13.49	(224.4)	12.14	(404.9)	7.19
Forfeited	(29.5)	17.07	(27.0)	15.06	(28.9)	12.45
Canceled	-	-	(17.5)	11.13	-	-
Expired	(16.0)	10.56	(0.8)	14.69	(15.3)	12.18

Outstanding, End of Year	1,457.5	$ 15.09	1,303.5	$ 14.41	1,146.2	$ 13.31
Exercisable at end of year	871.9	$ 14.17	604.4	$ 13.76	320.4	$ 11.39
Weighted average fair value of all options granted		$ 9.47		$ 7.90		$ 7.21

For the 1,457,501 options outstanding at December 31, 2000, exercise prices range between $7.625 and $19.25, with a weighted average exercise price of $15.09 and a weighted average remaining contractual life of 4.72 years.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for the stock option grants in 2000: risk-free interest rate of 6.65%, no expected dividend yield, expected life of 7.0 years, and expected volatility of 36.45%.

(14) Restricted Stock Purchase Plans:

Under the 1993 Restricted Stock Purchase Plan for Directors ("Director Plan"), up to 75,000 shares of common stock were authorized for possible issuance and certain directors of the Company were granted the right to purchase shares of common stock at prices substantially below market value. The Director Plan was terminated on July 1, 1998, and all restrictions on outstanding shares have lapsed.

(15) Extraordinary Item - Early Extinguishment of Debt:

During the second quarter of 1999, we paid $17.1 million to pay $16.6 million of the principal on our 9.875% Senior Notes due October 1, 1999. The payment included a $0.2 million premium for the early retirement of the debt and $0.3 million of accrued interest. Accordingly, we recorded an extraordinary after-tax loss of $0.2 million on the premium to pay $16.6 million of our 9.875% Senior Notes. Additionally, we paid the principal, without premium or discount, on the remaining balance of our 9.875% Senior Notes on September 30, 1999.

In 1998, we paid $64.0 million to extinguish $60.6 million of our 9.875% Senior Notes due October 1, 1999. The payments included a $2.7 million premium for the early retirement of the debt and $0.7 million of accrued interest. Accordingly, we recorded an extraordinary after-tax loss of $1.7 million on the premiums to extinguish $60.6 million of Senior Notes.

(16) Industry Segment Data:

Our operations are conducted through one business segment, described in Part I, Item 1 - "Business", of this Form 10-K.

Part I, Item 1 also contains a summary of certain financial data for the business segment for 2000, 1999 and 1998.

(17) Joint Venture:

On September 1, 1999, Scott and Bacharach Holdings, Inc. and certain of their affiliates entered into a joint venture, known as Scott/Bacharach Instruments, LLC, for the purpose of designing, developing, manufacturing, and distributing gas detection products, including fixed continuous and portable instruments. Scott contributed approximately $14 million in cash and certain assets in exchange for a 51% interest in the newly formed company and Bacharach contributed certain assets in exchange for a 49% interest in the newly formed company.

In connection with the creation of the joint venture, the parties entered into an agreement which provides us with the right to acquire Bacharach's interest any time during the four-year period commencing on September 1, 2000 for an amount equal to the greater of $13.7 million or a formula based on sales. Bacharach may also exercise its rights to sell its interest to us during the same period. If neither party has exercised its rights by September 1, 2004, we are obligated to acquire Bacharach's interest. In addition, we must pay to Bacharach its share of any undistributed net earnings of the joint venture. As we have effectively purchased, with a deferred payment, 100% of the joint venture, it has been fully consolidated in the accompanying balance sheets. The remaining estimated purchase obligation of $20.4 million has been recorded as a current liability and goodwill of $33.7 million is being amortized over 20 years.

(18) Acquisition of AV-OX, Inc.:

On December 8, 1999, Scott purchased 100% of the common stock of AV-OX, Inc, which provides maintenance and overhaul services for oxygen-related equipment to the aviation industry. We paid approximately $8 million in cash and may be required to pay a conditional earn-out payment of up to $2 million based on sales and earnings before interest and taxes targets. Any contingent liability will be recorded as additional goodwill.

(19) Acquisition of Kemira Safety Oy, Inc.:

On May 3, 2000, Scott purchased 100% of the outstanding shares of Kemira Safety Oy (now Scott Health & Safety Oy) for approximately $17 million in cash. Scott Health & Safety Oy, based in Vaasa, Finland, is a leading European manufacturer of respiratory safety equipment, including powered air purifying respirators (PAPRs), full- and half-mask respirators and cartridge filters. We used the purchase method to account for this transaction, and accordingly, goodwill has been recorded.

(20) Subsequent Event - Planned Merger of the Company

On February 5, 2001, Scott and Tyco International, Ltd. ("Tyco") entered into a definitive merger agreement pursuant to which a subsidiary of Tyco will acquire Scott. Scott stockholders are expected to receive Tyco shares valued at approximately $400 million, or $23.00 for each share of Scott, subject to adjustment based on the pricing formula. This transaction is contingent upon customary regulatory review and approval by Scott stockholders, as well as other customary closing conditions. Under the terms of the merger agreement, we are required to operate only in the ordinary course of business and, subject to certain exceptions, are prohibited from engaging in many specific activities, including the purchase of our common stock, without the prior written consent of Tyco's subsidiary. The number of Tyco shares that Scott stockholders will receive in the merger will be based on the volume weighted average prices of Tyco shares on the New York Stock Exchange as reported by Bloomberg Financial Markets for the five consecutive trading days ending on the fourth trading day immediately preceding the date of the Scott stockholder vote.

On February 6, 2001, the Company filed the merger agreement on a Form 8-K with the Securities and Exchange Commission. On February 23, 2001, Tyco filed a Registration Statement on Form S-4 with the Securities and Exchange Commission addressing the proposed merger and issuance of Tyco common shares in the merger, which may be subsequently amended and which includes the Company's proxy statement to be used for its special meeting of stockholders to consider and vote on adoption of the merger agreement.

If the merger is not consummated under certain circumstances, Scott may have to pay Tyco a termination fee of $9.5 million, plus up to $1.5 million of expenses incurred by Tyco.

QUARTERLY FINANCIAL DATA (UNAUDITED)

This information is required by the Securities and Exchange Commission and is unaudited.

(in thousands, except for per share data)

2000:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net Sales	$ 61,752	$ 66,135	$ 66,919	$ 69,175
Gross Profit	21,595	22,984	23,643	23,307
Net Income	$ 6,112	$ 6,365	$ 6,469	$ 5,331

Per Share Data - Basic EPS:
Net Income	$ 0.35	$ 0.38	$ 0.38	$ 0.31

Per Share Data - Assuming Dilution:
Net Income	$ 0.35	$ 0.37	$ 0.38	$ 0.31

1999:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net Sales	$ 48,753	$ 50,193	$ 49,998	$ 52,597
Gross Profit	15,824	17,035	17,191	18,285
Net Income:
Continuing Operations	4,171	4,712	5,026	5,329
Discontinued Operations	17,379	17,007	-	(3,185)
Extraordinary Loss	-	(156)	-	-

Net Income	$ 21,550	$ 21,563	$ 5,026	$ 2,144

Per Share Data - Basic EPS:
Continuing Operations	$ 0.23	$ 0.26	$ 0.28	$ 0.30
Discontinued Operations	0.96	0.93	-	(0.18)
Extraordinary Loss	-	(0.01)	-	-

Net Income	$ 1.19	$ 1.18	$ 0.28	$ 0.12

Per Share Data - Assuming Dilution:
Continuing Operations	$ 0.23	$ 0.25	$ 0.27	$ 0.29
Discontinued Operations	0.94	0.92	-	(0.17)
Extraordinary Loss	-	(0.01)	-	-
Net Income	$ 1.17	$ 1.16	$ 0.27	$ 0.12

Item 9. Disagreements on Accounting and Financial Disclosure

None

PART III

Item 10. Directors and Executive Officers of the Registrant

(a) Identification of Directors

BIOGRAPHICAL INFORMATION ON DIRECTORS

Name and Principal Occupation	Served as Director Since

FRED A. BREIDENBACH, age 54 Chief Executive Officer, since November 1997, of FABreidenbach & Associates, LLC, a management consulting firm providing services to the aerospace industry; President and Chief Operating Officer of Gulfstream Aerospace Corporation (now a subsidiary of General Dynamics) from 1993 to 1997.	1999

ROBERT P. COLLINS, age 63 Chairman of the Board, Scott Technologies, Inc., since November 3, 1998; Chief Executive Officer, Capstone Partners, Inc., a management consulting firm which assists international companies in designing and implementing strategic expansion programs, since May 1, 1998; President and Chief Executive Officer, GE Fanuc Automation North America, Inc., a manufacturer of industrial control systems, from January 1, 1987 to 1998; Director of Comdial Corporation.	1997

MARK A. KIRK, age 43 President and Chief Executive Officer, Scott Technologies, Inc., since August 1, 2000; Senior Vice President and Chief Financial Officer, Scott Technologies, Inc., from July 1998 to August 2000; President and Chief Operating Officer from May 1997 to July 1998, and Chief Financial Officer from February 1997 to March 1998 of HMI Industries, Inc., a heavy metal stamping and consumer products company; Senior Vice President and Chief Financial Officer from 1993 to 1997 of Anchor Glass, a manufacturer of glass bottles and other containers.	2000

FRANK N. LINSALATA, age 58 President, FNL Management Corp., fund sponsor of leveraged buy-out funds, since 1990; General Partner of Linsalata Capital Partners Fund II, since 1995, Linsalata Capital Partners Fund III, since 1998, and Linsalata Capital Partners Fund IV, since 2000; Chairman of Tranzonic Companies and Highland Group Industries; and Vice Chairman of America's Body Company.	1998

N. COLIN LIND, age 45 Director, since 1988, Managing Director, since 1987, and Managing Partner, since 1999, of Richard C. Blum & Associates, Inc., the general partner of BLUM Capital Partners, L.P. ("BLUM LP"), a merchant banking and long-term strategic equity investment management firm which acts as general partner for various investment partnerships and provides investment advisory services; managing partner of BLUM LP since 1994; managing member of RCBA GP, L.L.C. since 1998; Director of Haemonetics Corporation and Kinetic Concepts, Inc.	1998

GLEN W. LINDEMANN, age 61 Vice Chairman, Scott Technologies, Inc., since August 1, 2000; President and Chief Executive Officer, Scott Technologies, Inc., from September 22, 1997 to July 31, 2000; Member of Office of the Chairman, Scott Technologies, Inc., from January 24, 1997 to September 22, 1997; President of Scott Technologies, Inc.'s Scott Aviation division from 1989 to September 22, 1997.	1996

F. RUSH McKNIGHT, age 71 Retired Partner, Calfee, Halter & Griswold LLP, Cleveland, Ohio, law firm; Partner until December 31, 1996; Managing Partner from 1985 through 1991.	1985

JOHN P. REILLY, age 57
Retired since September 1997; President and Chief Executive Officer, Stant Corporation, a leading manufacturer of parts and systems for the original and replacement automotive, heavy duty and industrial markets, from January 1997 to September 1997; non-employee Chairman of the Board, Scott Technologies, Inc., from September 22, 1997 to November 3, 1998; Member of Office of the Chairman, Scott Technologies, Inc., from January 24, 1997 to September 22, 1997; Chairman of the Board, Scott Technologies, Inc., from May 16, 1995 to January 24, 1997; President and Chief Executive Officer, Scott Technologies, Inc., from January 3, 1995 to January 24, 1997; Director of Breed Technologies, Inc. and American Axle & Manufacturing, Inc.

1995

(b) Identification of Executive Officers

Information with respect to the executive officers of Scott is set forth under the caption "Executive Officers of the Company" contained in Part I, Item 1 of this report, which information is incorporated herein by reference.

(c) Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors and executive officers and persons who own more than 10% of the Company's outstanding common stock to file with the SEC initial reports of ownership and reports of changes in ownership in the Company's common stock and other equity securities. Specific due dates for these records have been established and the Company is required to report any failure to file by these dates in 2000. Based solely upon a review of the copies of the reports and written representations furnished to the Company, all such reporting persons complied with such reporting obligations during the fiscal year ended December 31, 2000.

Item 11. Executive Compensation

EXECUTIVE AND DIRECTOR COMPENSATION

Executive Compensation

Summary of Compensation. The following table shows information concerning the annual and long-term compensation earned by the CEO, by the former CEO, and by each of the Company's other executive officers as of December 31, 2000 whose total annual salary and bonus exceeded $100,000 (the "Named Executive Officers"):

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long Term Compensation
Name and Principal Position During 2000	Year	Salary	Bonus	Other Annual Compensation (1)	Securities Underlying Options (#)	All Other Compensation (2)
Robert P. Collins Chairman of the Board (3)	2000 1999 1998	$ 200,000 200,000 31,923	$ 0 0 0	$ - - -	0 0 338,500	$ 0 0 0

Debra L. Kackley Vice President, General Counsel and Secretary	2000 1999 1998	147,500 135,000 112,416	104,800 80,000 0	- - -	0 80,000 41,000	11,514 11,707 9,838

Mark A. Kirk President and CEO(4)	2000 1999 1998	241,667 207,500 100,000	282,900 135,000 50,000	- 63,974 -	75,000 175,000 50,000	17,644 13,752 1,833

Glen W. Lindemann Vice Chairman and former CEO(5)	2000 1999 1998	365,000 350,000 350,000	260,000 225,000 0	- 64,508 -	0 0 0	39,169 41,929 33,907

(1) The amounts reflected in the table for the period ending December 31, 1999, for each executive officer are as follows: Mark A. Kirk, $42,076 for club memberships (including initiation fees), and $21,898 for automobile allowance; and Glen W. Lindemann, $41,040 for club memberships (including initiation fees), and $23,468 for automobile allowance.

(2)(a) Includes the discounted value of the benefit to each of the indicated Named Executive Officers of the premium paid by the Company for one or more split-dollar insurance policies under which the executive receives an interest in the cash surrender value of the policy at the time when the ownership of the policy is split between the executive and the Company. The Named Executive Officers paid a portion of the premium based upon a rate for term life insurance.

The amounts reflected in the table for split-dollar insurance in 2000 are as follows: Debra L. Kackley, $6,906; Mark A. Kirk, $10,005; and Glen W. Lindemann, $27,369.

	(b)	Includes also the Company's contribution in 2000 of the following amounts under the Company's 401(k) plans: Debra L. Kackley, $4,608; Mark A. Kirk, $7,639; and Glen W. Lindemann, $11,800.

(3)		Robert P. Collins became an employee of the Company when he was appointed the Chairman of the Board on November 3, 1998.

(4)		Mark A. Kirk became CEO on August 1, 2000.

(5)		Glen W. Lindemann was CEO until July 31, 2000 and has been Vice Chairman since August 2000.

Stock Options. The following table provides information related to options for shares of the common stock granted to the Named Executive Officers during 2000:

OPTION GRANTS IN LAST FISCAL YEAR

Name	Number of Securities Underlying Options Granted #	% of Total Options Granted to Employees In Fiscal Year	Exercise Or Base Price ($/share)	Grant Date	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (1)

						0%	5%	10%
Robert P. Collins	-	-	-	-	-	-	-	-
Debra L. Kackley	-	-	-	-	-	-	-	-
Mark A. Kirk (2)	75,000	32%	$17.00	7/26/00	7/26/07	0	$63,750	$127,500
Glen W. Lindemann	-	-	-	-	-	-	-	-
All Optionees	233,000	100%	Various	Various	Various	N/A	N/A	N/A

(1)	The dollar amounts under these columns are the results of calculations at assumed annual rates of stock price appreciation of 0%, 5% and 10%. The assumed rates of 5% and 10% growth were selected by the Securities and Exchange Commission for illustration purposes only. They are not intended to forecast possible future appreciation, if any, of the Company's stock price. Because optionees received options with an exercise price equal to the market value on the date of grant, no gain is possible without an increase in stock prices, which will benefit all stockholders. A 0% gain in stock price will result in a 0% benefit to such optionees.

(2)	Mr. Kirk's option to purchase 75,000 shares of the common stock is scheduled to vest as follows: 18,750 shares on July 26, 2001 and the remaining 56,250 shares on July 26, 2005 or earlier if the market price of the common stock reaches certain specific levels as it has with respect to 18,750 shares at the first specified level.

The following table provides information related to any stock options for shares of the common stock exercised by the Named Executive Officers during 2000 and certain information about unexercised options held by the Named Executive Officers at December 31, 2000:

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION VALUES

Name	Shares Acquired On Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at FY-End (#) Exercisable/ Unexercisable	Value of Unexercised In- the-Money Options at FY-End ($) Exercisable/ Unexercisable (1)
Robert P. Collins	-	-	169,667 / 168,833	$1,308,899 / $1,302,487
Debra L. Kackley	-	-	57,733 / 63,267	410,248 / 445,627
Mark A. Kirk	-	-	126,250 / 173,750	827,969 / 1,103,281
Glen W. Lindemann	-	-	252,000 / 0	2,348,000 / 0

(1)	"In-the-money" options are options whose base (or exercise) price was less than the market price of the common stock at December 29, 2000. The value of such options is calculated assuming a stock price of $22.375, which was the closing price of the common stock on the Nasdaq National Market on December 29, 2000.

Compensation of Directors

Non-employee directors receive an annual stipend of $15,000, an attendance fee of $1,000 for each meeting of the Board and $750 for each telephonic meeting of the Board. In addition, the non-employee members of the Audit Committee and the Compensation Committee receive $3,000 per year, and an attendance fee of $500 for each separate meeting (including telephonic meetings). Non-employee members of the Nominating Committee and the Stock Option Committee receive an attendance fee of $500 for each meeting (including telephonic meetings). The directors also receive travel and lodging expenses in connection with their attendance at Board and committee meetings.

Under the Directors' Stock Option Plan, the non-employee directors receive non-qualified options to purchase shares of common stock at an exercise price equal to the fair market value of a share of common stock on the grant date. The Directors' Stock Option Plan provides for the grant of options for 2,500 shares of common stock on July 1 of each year.

Under the Company's Directors' Death Benefit Plan, the Company has agreed to pay a death benefit, in the amount of $200,000, to the designated beneficiary of each non-employee director (and any director who is an employee of the Company but is not entitled to participate in the Company's regular benefit plans for salaried employees). This benefit is provided to a director while in office, or after leaving office if he ceased to be a director after the later of completing five years of service as a director and attaining age 65, or after leaving office under certain other circumstances specified in the Directors' Death Benefit Plan. F. Rush McKnight is entitled to this death benefit.

A director who does not stand for re-election because he is age 72 or older or a director who does not stand for reelection and who was a director in 1976, is designated a "Director Emeritus," is entitled to attend Board meetings, is reimbursed for his travel expenses incurred in attending such Board meetings and is paid the annual fee to which directors are entitled for a period ending upon the earlier of his death or the third anniversary of the date upon which he ceased to be a director. On May 26, 1999, Harrison Nesbit, II became a Director Emeritus.

Retirement Plans

Retirement Income Plan II. All of the executive officers of the Company are currently accruing retirement income credits under, or will accrue such credits upon their satisfaction of the eligibility requirements set forth in, the Salaried Employee Retirement Income Provisions of the Scott Technologies, Inc. Retirement Income Plan II (the "Salaried Provisions"), a defined benefit pension plan. The Salaried Provisions cover the salaried employees of the Company. Directors who are not employees are not entitled to receive retirement benefits under the Salaried Provisions.

Effective January 1, 1999, employees are no longer required to contribute to the plan. Retirement benefits under the Salaried Provisions are based on a final five-year average of pensionable earnings. Retirement benefits are generally calculated as the sum of A+B, where:

A	=	0.7% x (Average Pensionable Earnings up to Covered Compensation) x Years of Benefit Service

B	=	1.2% x (Average Pensionable Earnings in excess of Covered Compensation) x Years of Benefits Service up to 35

"Average Pensionable Earnings" is generally an average of the highest five consecutive calendar years of the last ten consecutive calendar years of pensionable earnings. These earnings include cash salaries and bonuses received by the participants, but exclude any such earnings in excess of $170,000 for calendar year 2000 and thereafter (plus any increase for cost-of-living as prescribed pursuant to the Internal Revenue Code).

"Covered Compensation" means, for any calendar year, the average of the Social Security Wage Bases for the 35-year period ending with such calendar year. In computing benefits under the Salaried Provisions for calendar year 2000, Covered Compensation equaled $33,060.

Generally, any salaried employee of the Company is eligible to participate in the Salaried Provisions after the earlier of the completion of one year of service or attainment of age 40. A participant becomes vested under the Salaried Provisions with five years of service. Upon reaching age 65, each participant is entitled to receive an annual retirement benefit for life equal to the total of the retirement income credits accrued by the participant upon termination of employment. A reduced retirement income benefit may be payable to an eligible participant under other forms of payment provided under the Salaried Provisions. The Salaried Provisions also contain provisions for early retirement and a pre-retirement death benefit payable to surviving spouses of deceased participants.

As of December 31, 2000, the annual benefits payable to named Executive Officers upon retirement under the Salaried Provisions to the Named Executive Officers are stated below. These amounts have been calculated based upon the executives' earnings for 2000, and the covered compensation level at retirement, assuming no increase in the Social Security Wage Base after 2000, and that the executives will continue working until age 65 and become fully vested. Based upon the preceding assumptions, the annual benefits payable from the Salaried Provisions are as follows: Debra L. Kackley, $44,524; Mark A. Kirk, $45,774; and Glen W. Lindemann, $20,179 (this is Mr. Lindemann's actual annual benefit, due to his termination on December 31, 2000).

Non-Qualified Defined Benefit Plan. Scott Technologies, Inc. established the Nonqualified Defined Benefit Plan, effective January 1, 1998, to provide certain designated management or highly compensated employees with certain additional benefits that they would have received under the Retirement Income Plan II except for the compensation limitation imposed by law under that plan. The Nonqualified Defined Benefit Plan provides participants with benefits based on their compensation in excess of the maximum specified by the Secretary of the Treasury of the United States, which was $170,000 for the calendar year 2000.

The Annual Benefit of a participant in the plan is determined by multiplying 1.2% of the participant's Average Excess Pensionable Earnings times the participant's Years of Benefit Service (up to 35 years):

Annual Benefit = Average Excess Pensionable Earnings x 1.2% x Years of Benefit Service (up to 35)

A participant's "Average Excess Pensionable Earnings" is generally the participant's average uncapped compensation for the highest 5 consecutive calendar years of the last 10 consecutive calendar years, less the Average Pensionable Earnings taken into account under the Retirement Income II Plan for the participant. "Benefit Service" is the number of calendar years that the participant has participated in the Retirement Income Plan II.

As of December 31, 2000, the annual benefits payable to named Executive Officers upon retirement under the Nonqualified Defined Benefit Plan are stated below. These benefits have been calculated based upon the participant's earnings for 2000, and assuming that the executive will continue working until age 65 and become fully vested. Based upon the preceding assumptions, the annual benefits payable from the Nonqualified Defined Benefit Plan are as follows: Debra Kackley, $17,934, Mark A. Kirk, $64,646; and Glen W. Lindemann, $37,011 (this is Mr. Lindemann's actual annual benefit, due to his cessation of employment on December 31, 2000).

Employment and Separation Agreements

Robert P. Collins. The Company entered into a management agreement dated as of December 18, 1998, as amended by Amendment No. 1 dated September 14, 2000, by Amendment No. 2 dated October 10, 2000, by Amendment No. 3 dated November 15, 2000, and by Amendment No. 4 dated February 16, 2001 (the "Management Agreement"), with Robert P. Collins. The Management Agreement provides for Mr. Collins' employment as Chairman of the Board for an initial period from November 3, 1998 to December 16, 1999, which has been successively extended until March 16, 2002, and then shall be automatically extended for successive one-year terms thereafter unless either the Company or Mr. Collins terminates the Management Agreement after that, or any subsequent extended one-year term. The Management Agreement provides for an annual base salary of $200,000 during the initial period, and requires Mr. Collins to devote 25% of full business time to the discharge of his duties as Chairman of the Board. Mr. Collins is not entitled to participate in any of the Company's employee benefit plans or receive any perquisites, except that he is entitled to reimbursement for reasonable expenses incurred in performing his duties. In the event that Mr. Collins becomes disabled, the Company will have the right to terminate Mr. Collins' continued active service as Chairman of the Board and the payment of compensation under the Management Agreement. If Mr. Collins voluntarily terminates his employment without "good reason" (as defined in the Management Agreement), the Company will pay his full base salary through the effective date of termination, but will not pay any other severance pay or severance benefits subsequent to his date of termination of employment. In the event of a "change in control" (as defined in the Management Agreement), all service-based stock options granted to Mr. Collins pursuant to the Stock Option Plan will become immediately exercisable and will remain so until their expiration. In the event of a change in control, all performance-based stock options granted to Mr. Collins shall become exercisable to the extent that the sales price in the change in control transaction satisfies the price targets set forth in the option agreement, without regard to the 20 consecutive day price maintenance requirement of the option agreement. In addition, if the sales price in a change in control transaction falls between certain price targets, a portion of the performance-based options will become immediately exercisable. The Stock Option Committee may, in its discretion, waive any or all of the price targets and make any or all of the performance-based options immediately exercisable upon a change in control. The Stock Option Committee may waive any or all remaining higher stock option price targets and determine to make any or all of such remaining shares exercisable. Stock options that become exercisable in connection with a change in control will remain exercisable until their expiration. The Company has agreed to indemnify Mr. Collins for the amount of any excise tax payable under Section 4999 of the Internal Revenue Code due to amounts payable under the Management Agreement, as well as costs incurred in appealing a determination of the Internal Revenue Service as to the applicability of such excise tax, if Mr. Collins cooperates with the Company in making such appeal. If all of Mr. Collins' stock options are vested upon a sale of all or substantially all of the Company's assets that is entered into on or before December 31, 2001, in which any person or entity (or group of persons or entities) acquires 50% or more of the outstanding voting securities of the Company, Mr. Collins will accept, in cancellation of all his stock options, a Cash Out Payment. See "Effect of Tyco Merger on Stock Options" below.

Debra L. Kackley. The Company entered into a management agreement dated September 10, 1998, as amended by Amendment No. 1 dated May 14, 1999, by Amendment No. 2 dated September 21, 2000, by Amendment No. 3 dated October 1, 2000, and by Amendment No. 4 dated February 16, 2001 (the "Employment Agreement"), with Debra L. Kackley. The Employment Agreement provides for Ms. Kackley's employment as Vice President, General Counsel and Secretary of the Company from August 10, 1998 to August 9, 2001, and automatic extensions for successive one-year terms thereafter unless either the Company or Ms. Kackley terminates the Employment Agreement at the end of the initial three-year term or at the end of any successive one-year term thereafter. The Employment Agreement provides for an annual base salary of $120,000 during the initial term of the Employment Agreement, plus any increases that the Compensation Committee of the Board may approve. Provided that she satisfies any applicable eligibility requirements, Ms. Kackley is entitled to participate in all employee benefit plans and receive any perquisites provided to senior executives, and will be reimbursed for all reasonable expenses incurred by her in performing her duties. If Ms. Kackley's employment terminates due to her retirement or death, her benefits will be determined in accordance with the Company's retirement and other applicable programs then in effect. In addition, in the event Ms. Kackley dies, the Company will pay to her spouse or the executor or administrator of her estate a pro-rata portion of any bonus which would have been payable to her. In the event Ms. Kackley becomes disabled, the Company can terminate her continued active service as Vice President, General Counsel and Secretary and the payment of any compensation and benefits under the Employment Agreement. In such event, the Company will pay Ms. Kackley's benefits in accordance with the Company's disability and other applicable plans and programs then in effect, and will pay a pro-rata portion of any bonus which would have been payable to her. If Ms. Kackley voluntarily terminates her employment without "good reason" (as defined in the Employment Agreement), the Company will pay her full base salary plus all other benefits to which she has a vested right through the effective date of termination, but will not pay any other severance pay or benefits subsequent to her date of termination of employment. If Ms. Kackley voluntarily terminates her employment with "good reason" (the definition of which has been amended to include, but not be limited to, being asked to relocate more than 50 miles from her current work location within 12 months after a change in control) or if the Company involuntarily terminates Ms. Kackley without "cause" as defined in the Employment Agreement, Ms. Kackley will receive the following severance benefits: (i) a pro-rata bonus calculated under the Company's Bonus Plan for the year in which employment is terminated; (ii) payment for the cost of out placement services in an amount equal to up to 17% of her annual base salary; (iii) payment, net of taxes, of the equivalent of 12 months of the applicable monthly car allowance; (iv) immediate exercisability of all stock options, which will remain fully exercisable until the earlier of their expiration (without regard to any provision of the stock option providing for early termination of the option) or one year after the date of termination; (v) assistance in obtaining the necessary financing to exercise the stock options; (vi) tax and/or legal consultation in connection with the benefits granted under the Employment Agreement, in an amount up to $5,000; and (vii) continued payment of all other benefits to which Ms. Kackley has a vested right according to any applicable retirement or other benefit program. Having executed a non-competition agreement, Ms. Kackley will be eligible to receive severance pay in the amount of her monthly base salary in effect on the date of termination by Ms. Kackley with "good reason" or by the Company other than for "cause," as well as life insurance and health care benefits (unless comparable benefits are provided by a subsequent employer), for 24 calendar months following the date of her termination. The Company has agreed to indemnify Ms. Kackley for the amount of any excise tax payable under Section 4999 of the Internal Revenue Code due to amounts payable under the Employment Agreement, as well as costs incurred in appealing a determination of the Internal Revenue Service as to the applicability of such excise tax, if Ms. Kackley cooperates with the Company in making such an appeal. In the event of a "change in control" (as defined in the Employment Agreement), all service-based stock options granted to Ms. Kackley pursuant to the Stock Option Plan will become immediately exercisable and will remain so until their expiration. In the event of a change in control, all performance-based stock options granted to Ms. Kackley shall become exercisable to the extent that the sales price in the change in control transaction satisfies the price targets set forth in the option agreement, without regard to the 20 consecutive day price maintenance requirement of the option agreement. In addition, if the sales price in a change in control transaction falls between certain price targets, a portion of the performance-based options will become immediately exercisable. The Stock Option Committee may, in its discretion, waive any or all of the price targets and make any or all of the performance-based options immediately exercisable upon a change in control. In the event the Company uses the proceeds from a sale or disposition of any of the Company's "affiliates" (as defined in the Employment Agreement) to provide a dividend to the stockholders of the Company, the stock options granted to Ms. Kackley pursuant to the Stock Option Plan will become immediately exercisable in full upon the effective date of such sale or disposition, so that Ms. Kackley will be entitled to receive the dividend if she exercises the options. If a change in control occurs prior to January 15, 2002 and Ms. Kackley is employed by the Company on the date of the change in control, she will be entitled to a bonus in the amount of 50% of her then annual current base salary in effect at the time of the change in control. If a change in control does not occur prior to January 15, 2002 and Ms. Kackley remains employed with the Company through January 15, 2002, she will be entitled to a bonus in the amount of 50% of her then annual current base salary in effect as of January 31, 2002. If all of Ms. Kackley's stock options are vested upon a sale of all or substantially all of the Company's assets that is entered into on or before December 31, 2001, in which any person or entity (or group of persons or entities) acquires 50% or more of the outstanding voting securities of the Company, Ms. Kackley will accept, in cancellation of all her stock options, a Cash Out Payment. See "Effect of Tyco Merger on Stock Options" below. If such a sale does occur, and Ms. Kackley is still employed by the Company on the date of sale, she will also receive a bonus in the amount of 36.8% of her base salary in effect on the date of sale.

Mark A. Kirk. The Company entered into a management agreement dated August 25, 1998, as amended by Amendment No. 1 dated May 14, 1999, Amendment No. 2 dated September 25, 2000, and Amendment No. 3 dated February 16, 2001 (the "Agreement"), with Mark A. Kirk. The Agreement initially provided for Mr. Kirk's employment as Senior Vice President and Chief Financial Officer of the Company from July 6, 1998 to July 5, 2001, and automatic extensions for successive one-year terms thereafter unless either the Company or Mr. Kirk terminates the Agreement at the end of the initial three-year term or at the end of any successive one-year term thereafter. On August 1, 2000, Mr. Kirk became the President and Chief Executive Officer of the Company. The Agreement initially provided that Mr. Kirk would receive an annual base salary of $200,000 during the initial term of the Agreement, plus any increases that the Compensation Committee of the Board may approve. Under the Agreement, Mr. Kirk also received a hiring bonus of $50,000 in 1998, and a guaranteed bonus of $50,000 in 1998 under the Company's Bonus Plan. Provided that he satisfies any applicable eligibility requirements, Mr. Kirk is entitled to participate in all employee benefit plans and receive any perquisites provided to senior executives, and will be reimbursed for all reasonable expenses incurred by him in performing his duties. If Mr. Kirk's employment terminates due to his retirement or death, his benefits will be determined in accordance with the Company's retirement and other applicable programs then in effect. In addition, in the event Mr. Kirk dies, the Company will pay to his spouse or the executor or administrator of his estate a pro-rata portion of any bonus which would have been payable to him. In the event Mr. Kirk becomes disabled, the Company can terminate his continued active service as President and Chief Executive Officer and the payment of any compensation and benefits under the Agreement. In such event, the Company will pay Mr. Kirk's benefits in accordance with the Company's disability and other applicable plans and programs then in effect, and will pay a pro-rata portion of any bonus which would have been payable to him. If Mr. Kirk voluntarily terminates his employment without "good reason" (as defined in the Agreement), the

Company will pay his full base salary plus all other benefits to which he has a vested right through the effective date of termination, but will not pay any other severance pay or benefits subsequent to his date of termination of employment. If Mr. Kirk voluntarily terminates his employment with "good reason" or if the Company involuntarily terminates Mr. Kirk's employment without "cause," Mr. Kirk will receive the following severance benefits: (i) a pro-rata bonus calculated under the Company's Bonus Plan for the year in which employment is terminated; (ii) payment for the cost of out placement services in an amount equal to up to 17% of his annual base salary; (iii) payment, net of taxes, of the equivalent of 12 months of the applicable monthly car allowance; (iv) immediate exercisability of all stock options, which will remain fully exercisable until the earlier of their expiration (without regard to any provision of the stock option providing for early termination of the option) or one year after the date of termination; (v) assistance in obtaining the necessary financing to exercise the stock options; (vi) tax and/or legal consultation in connection with the benefits granted under the Agreement, in an amount up to $5,000; and (vii) continued payment of all other benefits to which Mr. Kirk has a vested right according to any applicable retirement or other benefit program. Having executed a non-competition agreement, Mr. Kirk will be eligible to receive severance pay in the amount of his monthly base salary in effect on the date of termination by Mr. Kirk with "good reason" or by the Company other than for "cause," as well as life insurance and health care benefits (unless comparable benefits are provided by a subsequent employer), for 24 calendar months following the date of his termination. The Company has agreed to indemnify Mr. Kirk for the amount of any excise tax payable under Section 4999 of the Internal Revenue Code due to amounts payable under the Agreement, as well as costs incurred in appealing a determination of the Internal Revenue Service as to the applicability of such excise tax, if Mr. Kirk cooperates with the Company in making such appeal. In the event of a "change in control" (as defined in the Agreement), all service-based stock options granted to Mr. Kirk pursuant to the Stock Option Plan will become immediately exercisable and will remain so until their expiration. In the event of a change in control, all performance-based stock options granted to Mr. Kirk shall become exercisable to the extent that the sales price in the change in control transaction satisfies the price targets set forth in the option agreement, without regard to the 20 consecutive day price maintenance requirement of the option agreement. In addition, if the sales price in a change in control transaction falls between certain price targets, a portion of the performance-based options will become immediately exercisable. The Stock Option Committee may, in its discretion, waive any or all of the price targets and make any or all of the performance-based options immediately exercisable upon a change in control. In the event the Company uses the proceeds from a sale or disposition of any of the Company's "affiliates" (as defined in the Agreement) to provide a dividend to the stockholders of the Company, the stock options granted to Mr. Kirk pursuant to the Stock Option Plan will become immediately exercisable in full upon the effective date of such sale or disposition, so that Mr. Kirk will be entitled to receive the dividend if he exercises the options. If all of Mr. Kirk's stock options are vested upon a sale of all or substantially all of the Company's assets that is entered into on or before December 31, 2001, in which any person or entity (or group of persons or entities) acquires 50% or more of the outstanding voting securities of the Company, Mr. Kirk will accept, in cancellation of all his stock options, a cash payment equal to the fair market value of the aggregate consideration per share of common stock to be paid in such sale times the number of shares of common stock subject to his stock options (less the aggregate exercise price therefor and any applicable withholdings) (a "Cash Out Payment"). See "Effect of Tyco Merger on Stock Options" below.

Glen W. Lindemann. The Company entered into a separation agreement dated November 10, 2000 (the "Separation Agreement") with Glen W. Lindemann. The Separation Agreement provided for a mutually satisfactory basis upon which the employment of Mr. Lindemann with the Company was terminated as of December 31, 2000. Pursuant to the Separation Agreement, Mr. Lindemann is entitled to the following severance benefits: (i) his full bonus under the Company's Bonus Plan with respect to the

2000 year, which shall be calculated using the formula contained in the Bonus Plan; (ii) the costs of outplacement services actually used by Mr. Lindemann in an amount equal to up to 17% of his base salary as of December 31, 2000; (iii) a cash lump sum payment, net of taxes, of the equivalent of 12 months of the applicable monthly car allowance; (iv) immediate exercisability of all stock options under the Company's Stock Option Plan, which will remain fully exercisable until the earlier of their expiration or December 31, 2001; (v) assistance in obtaining the necessary financing to exercise the stock options; (vi) tax and/or legal consultation in connection with the benefits granted under the Separation Agreement, in an amount up to $5,000; (vii) continued payment of all other benefits to which Mr. Lindemann has a vested right according to any applicable retirement or other benefit plan or program; and (viii) a cash lump sum payment of $90,000, based upon Mr. Lindemann's execution of the Release of All Claims as of December 31, 2000. Pursuant to the Separation Agreement, Mr. Lindemann is also entitled to the following severance pay since he executed the Non-Competition Agreement within 30 days of the execution of the Separation Agreement: (i) his monthly base salary for 24 months in accordance with the Company's normal payroll practices, or a lump sum payment of such salary; (ii) continuation of Mr. Lindemann's life insurance and health care benefits coverage for 24 months unless the Company determines in its sole discretion that he has begun to receive comparable life insurance and health care benefits from a subsequent employer; and (iii) if Mr. Lindemann continues health care benefits for the entire 24 month period, he will be eligible for health care continuation coverage under the Consolidated Omnibus Budget Reconciliation Act commencing on January 1, 2003. The Company may withhold all applicable taxes from any benefits payable under the Separation Agreement. The Company has agreed to indemnify Mr. Lindemann for the amount of any excise tax payable under Section 4999 of the Internal Revenue Code due to amounts payable under the Separation Agreement, as well as costs incurred in appealing a determination of the Internal Revenue Service as to the applicability of such excise tax, if Mr. Lindemann cooperates with the Company in making such appeal. The Separation Agreement supersedes any other prior agreements or understandings, oral or written, between Mr. Lindemann and the Company.

Effect of Tyco Merger on Stock Options

Upon the consummation of the proposed merger with a subsidiary of Tyco, all options to purchase Scott common stock will be vested and fully exercisable. In addition, the Named Executive Officers and the directors will receive a cash payment equal to the difference between the merger consideration ($23.00, unless Scott and Tyco agree to a different amount as further described in Item 1 - "Business") and the exercise price per share for the applicable option, multiplied by the number of shares to which the option applies (the "Aggregate Option Spread").

Under the terms of their management agreements, in the event of a "change in control" (such as will occur upon stockholder approval of the proposed merger with Tyco): (i) all service-based stock options granted to Mr. Kirk, Ms. Kackley and Mr. Collins will become immediately exercisable and remain so until their expiration; and (ii) all performance-based stock options granted to Mr. Kirk, Ms. Kackley and Mr. Collins (which otherwise would become exercisable assuming continued employment on the earlier of five years from the date of the applicable option agreement or upon the attainment of certain specified prices of Scott common stock) automatically become exercisable to the extent that the sales price in the change in control transaction satisfies the price targets set forth in the option agreement (and, if the sales price in the change in control transaction falls between certain price targets, a portion of the performance-based options will become immediately exercisable). The Stock Option Committee of the Company's Board of Directors may, in its discretion, waive any or all of the price targets and make any or all of the performance-based options immediately exercisable upon a change in control. At the insistence of Tyco in connection with the negotiation of the merger agreement, the Stock Option Committee accelerated the exercisability of all such options, conditioned on consummation of the merger and on the optionee confirming that, upon payment of the Aggregate Option Spread, all rights under the options will expire.

Item 12. Security Ownership of Certain Beneficial Owners and Management

PRINCIPAL STOCKHOLDERS

The stockholders named in the following table are those which are known to the Company to be the beneficial owners of 5% or more of the Company's common stock. Unless otherwise indicated, the information is as of February 23, 2001. For purposes of this table, and as used elsewhere in this report, the term "beneficial owner" means any person who, directly or indirectly, has or shares the power to vote, or to direct the voting of, a security or the power to dispose, or to direct the disposition of, a security or has the right to acquire shares within 60 days. Except as otherwise indicated, the Company believes that each owner listed below exercises sole voting and dispositive power over its shares.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of the Common Stock (1)
BLUM Capital Partners, L.P. 909 Montgomery Street, Suite 400 San Francisco, CA 94133	3,899,276 (2)	23.0%

Southeastern Asset Management, Inc. 6410 Poplar Avenue, Suite 900 Memphis, TN 38119	2,504,900 (3)	14.8%

Highfields Capital Management LP 200 Clarendon Street Boston, Massachusetts 02117	947,160 (4)	5.6%

(1) Based upon the number of shares outstanding as of February 23, 2001.

(2) These shares are owned (as reflected in an amended report on Schedule 13D dated February 9, 2001 filed by BLUM Capital Partners, L.P.) by: (i) four investment advisory clients for which BLUM Capital Partners, L.P. is the investment manager with voting and investment discretion; (ii) three limited partnerships for which BLUM Capital Partners, L.P. is the limited partner; and (iii) one limited partnership for which RCBA GP, L.L.C. is the general partner. Richard C. Blum is a significant shareholder and chairman of Richard C. Blum and Associates, Inc., the general partner of BLUM Capital Partners, L.P.; and is a managing member of RCBA GP. Mr. Blum, BLUM Capital Partners, LP, Richard C. Blum and Associates, Inc. and RCBA GP, L.L.C. (referred to jointly as the "reporting persons") disclaim beneficial ownership of these shares except to the extent of any pecuniary interest therein. These share amounts do not include 2,501 shares underlying options that are exercisable within 60 days and that are beneficially owned by the reporting person's designee in the Company's Board of Directors.

(3) This amount, as reflected in a report on Schedule 13D dated March 5, 2001 filed by Southeastern Asset Management, Inc. ("Southeastern"), Longleaf Partners Small-Cap Fund ("Longleaf") and O. Mason Hawkins, consists of 2,392,200 shares as to which Southeastern and Longleaf claim shared voting and dispositive power and no shares as to which Mr. Hawkins claims shared voting or dispositive power. Southeastern claims sole voting and sole dispositive power relating to 112,700 shares. The reporting persons stated that they were filing the report on Schedule 13D to convert their earlier amended report on Schedule 13G, which was filed on February 9, 2001, to a report on Schedule 13D. The reporting persons stated, among other things, that their focus will be to explore possibilities in addition to or in lieu of a transaction with Tyco to obtain fair value for the Company's stockholders.

(4)

          This amount, as reflected in a report on Schedule 13D dated March 8, 2001 filed by (i) Highfields Capital Management LP (“Highfields Capital Management”), investment manager of Highfields Capital I LP, Highfields Capital II LP and Highfields Capital Ltd. (collectively, the “Funds”), (ii) Highfields GP LLC (“Highfields GP”), the General Partner of Highfields Capital Management, (iii) Jonathon S. Jacobson, a Managing Member of Highfields GP and a Managing Director of Highfields Capital Management, and (iv) Richard L. Grubman, a Managing Member of Highfields GP and a Managing Director of Highfields Capital Management, consists of 954,160 shares which are directly owned by the Funds and as to which each of the reporting persons claims sole voting and dispositive power. The reporting persons stated in their report on Schedule 13D that they were filing the report to convert their earlier report on Schedule 13G, which was filed on February 23, 2001, to a report on Schedule 13D. The reporting persons stated, among other things, that they intend to vote their shares against the proposed merger with Tyco.

STOCK OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS

The following table and notes thereto set forth information, as of February 1, 2001 (except as specified below), with respect to the beneficial ownership of shares of the Company’s common stock by each director and each Named Executive Officer, and, as a group, by the directors and executive officers of the Company, based upon information furnished to the Company by such persons. Except as otherwise indicated, the Company believes that each beneficial owner listed below exercises sole voting and dispositive power.

Amount of Beneficial Ownership as of
February 1, 2001

Name of	Number of	Percentage of
Beneficial Owner	Shares	the Common Stock

Fred A. Breidenbach	1,000	*

Robert P. Collins	169,967 (1)	*

N. Colin Lind	3,901,777 (2)	23.0%

Glen W. Lindemann	252,000 (3)	*

Frank N. Linsalata	7,501 (4)	*

F. Rush McKnight	10,321 (5)	*

John P. Reilly	48,890 (6)	*

Debra L. Kackley	61,066 (7)	*

Mark A. Kirk	128,050 (8)	*

All Directors and Executive Officers as a	4,580,572 (9)	27.0%
Group (9 persons)

*	Less than 1%.

(1)	This amount includes 169,667 shares that may be acquired beneficially within 60 days by exercising stock options.

(2)	This amount includes 2,501 shares that may be acquired beneficially within 60 days by exercising stock options. With respect to 3,899,276 shares of common stock, Mr. Lind is a director and managing partner of RCBA Inc., a managing partner of BLUM L.P., and a managing member of RCBA GP (see note 2 to the preceding table). Mr. Lind disclaims beneficial ownership of all of these shares except to the extent of any pecuniary interest therein.

(3)	This amount reflects shares that may be acquired beneficially within 60 days by exercising stock options.

(4)	This amount includes 2,501 shares that may be acquired beneficially within 60 days by exercising stock options.

(5)	This amount includes 2,501 shares that may be acquired beneficially within 60 days by exercising stock options, but does not include 1,150 shares owned by Mr. McKnight’s wife, beneficial ownership of which is disclaimed.

(6)	This amount includes 2,501 shares that may be acquired beneficially within 60 days by exercising stock options.
(7)	This amount reflects shares that may be acquired beneficially within 60 days by exercising stock options.
(8)	This amount includes 126,250 shares that may be acquired beneficially within 60 days by exercising stock options, but does not include 1,200 shares owned by Mr. Kirk’s wife, beneficial ownership of which is disclaimed.
(9)	The shares of the common stock include 618,987 shares with respect to which certain directors and executive officers have a right to acquire beneficial ownership within 60 days by exercising stock options.

Item 13. Certain Relationships and Related Transactions

In connection with the Board’s consideration of a stockholder rights agreement (the “Rights Agreement”), the Company entered into an agreement with Richard C. Blum & Associates, Inc., the general partner of BLUM L.P., and its affiliates, Richard C. Blum & Associates, L.P. ("Blum & Associates") and Richard C. Blum (collectively, the “Blum Stockholders”), as of November 6, 1998 (the “Standstill Agreement”). Under the Standstill Agreement, the Blum Stockholders agreed that, absent prior written consent of the Board, they would not (i) facilitate an election contest relating to the election or removal of members of the Board; (ii) deposit any voting securities in a voting trust or similar arrangement; (iii) take any action to acquire or affect the control of the Company; and (iv) sell or purchase any securities of the Company without fully complying with the Company’s insider trading policies and procedures for as long as the Blum Stockholders had a designee on the Board. In return, the Company agreed that it would not amend the Rights Agreement to alter or delete the exclusion applicable to certain shares owned by the Blum Stockholders and would include such exclusion in each five-year renewal of the Rights Agreement, unless otherwise approved by the Blum Stockholders. The Standstill Agreement was to be effective for as long as the Blum Stockholders beneficially owned more than 5% of the Company’s voting securities. On February 4, 2001, the restrictions on the Blum Stockholders enumerated in (i)-(iv), above, were waived by the Board solely in connection with proposed voting agreements between certain of the Blum Stockholders and a subsidiary of Tyco. The Standstill Agreement otherwise remains in full force and effect.

The Company entered into an agreement with RCBA Strategic Partners, L.P. (“RCBA”), an affiliate of BLUM L.P., as of December 15, 1998, as amended and restated as of December 13, 2000 (the “Stockholder Agreement”), under which the Company agreed to use its best efforts to ensure that N. Colin Lind or, if he is not available, another managing member of RCBA who is acceptable to the Board, serves as a director on the Board for as long as RCBA and its affiliates beneficially own at least 8% of the outstanding shares of the common stock. In addition, for as long as RCBA and its affiliates beneficially own at least 5% of the outstanding shares of the common stock, the Company shall permit one other managing member of RCBA who is acceptable to the Board to attend and observe meetings of the Board.

The Company entered into an agreement with Blum & Associates, dated as of December 16, 1998, under which the Company agreed to file, upon the request of Blum & Associates made at any time after May 11, 2000, up to two registration statements for underwritten offerings by Blum & Associates and its affiliates of their shares of the common stock, provided that such a filing would not be inconsistent with the Company’s interests. In exchange, Blum & Associates agreed to sell its shares of the common stock generally only pursuant to such registration statements as long as Blum & Associates and its affiliates beneficially own 10% or more of the Company’s voting power.

In connection with the proposed merger between the Company and a subsidiary of Tyco, certain of the Blum Stockholders have entered into voting agreements dated as of February 4, 2001. As of the date of the voting agreements, Blum L.P. and its affiliates beneficially owned approximately 23% of the outstanding shares of the Company’s common stock. Pursuant to the voting agreements, the Blum Stockholders have agreed, among other things, to vote all shares of the Company’s common stock owned by them (i) in favor of the merger, the merger agreement and any matter necessary to facilitate the merger and (ii) against the approval of any proposal made in opposition to or in competition with the merger, any transaction with any person other than Tyco or its subsidiaries and any liquidation or winding up of the Company. The Blum Stockholders have also agreed not to sell or otherwise transfer the common stock they own until the merger is effective or the voting agreements are terminated, unless the persons to whom the common stock would be transferred agree to be bound by the provisions of the voting agreements. The voting agreements will terminate if and when the merger agreement is terminated according to its terms.

The Company has entered into agreements that provide for the indemnification, to the full extent permitted by applicable law, of the members of the Company’s Board and its executive officers (and certain other officers) for any action or proceeding against a director or such officer by reason of the fact that they were a director or officer of the Company. The Company will not indemnify a director, however, if it is established that (i) the director acted in bad faith or (ii) the director personally gained a financial profit or other advantage to which he or she was not legally entitled. Tyco also has agreed to cause the company surviving the merger to honor all indemnification obligations of the Company to those persons, whether pursuant to the Company’s restated certificate of incorporation, by-laws or an indemnification agreement. For six years after completing the merger, Tyco also will procure officers’ and directors’ liability insurance that provides coverage to all people currently covered for events occurring prior to or as of the consummation of the merger. Tyco will not be required to pay, in total, an annual premium for the insurance described in this paragraph in excess of 200% of the current annual premium paid by the Company for its existing coverage prior to the merger. However, if the annual premiums for such insurance coverage exceed that amount, Tyco will be obligated to provide, or cause its subsidiaries to provide, coverage available for the cost equal to 200% of the current annual premium.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

		Page
		No.

(a)	Financial Statements, Schedules and Exhibits:

1.	Financial Statements

	Included in Part II of this report:

	Report of Independent Public Accountants	24

	Consolidated Statements of Operations for the
	Years Ended December 31, 2000, 1999, and 1998	25

	Consolidated Balance Sheets at December 31, 2000 and 1999	26-27

	Consolidated Statements of Stockholders' Equity and Comprehensive
	Income for the Years Ended December 31, 2000, 1999, and 1998	28

	Consolidated Statements of Cash Flows for the
	Years Ended December 31, 2000, 1999, and 1998	29

	Notes to Consolidated Financial Statements	30-42

	Quarterly Financial Data (Unaudited)	43

2.	Schedules

	Included in Part IV of this report:

	Schedule II - Valuation and Qualifying Accounts for
	the Years Ended December 31, 2000, 1999, and 1998	64

	Report of Independent Public Accountants	65

3.	Exhibits:

(2)	Plan of Acquisition, Reorganization, Arrangement Liquidation, or Succession:

	(i)	Agreement and Plan of Merger, dated February 4, 2001, by and among Tyco Acquisition Corp. XVII (NV), R2 Mergersub Inc. and the Company, including the Guarantee of Tyco International Ltd., included as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated February 6, 2001, is hereby incorporated by reference.

(3)	Articles of incorporation and by-laws:

	(i)	Amended and Restated Certificate of Incorporation of the Company included as Exhibit 3.1 to the Company's Current Report on Form 8-K dated December 15, 1998, File No. 1-8591, is hereby incorporated herein by reference.

	(ii)	Amended and Restated Bylaws of the Company effective December 15, 1998, included as Exhibit 3.2 to the Company’s Current Report on Form 8-K dated December 15, 1998, File No 1-8591, is hereby incorporated herein by reference.

	(iii)	Certificate of Designations, Preferences, Related Rights, Qualifications, Limitations and Restrictions of Series A Junior Participating Preferred Shares of the Company, included as Exhibit 3.1.1 to the Company’s Current Report on Form 8-K dated December 15, 1998, File No 1-8591, is hereby incorporated herein by reference.

(4)	Instruments defining rights of security holders, including indentures, for the following classes of securities:

	(i)	Common Stock, par value $.10 per share, are contained in the Amended and Restated Certificate of Incorporation incorporated by reference in Exhibit (3)(i) above and are incorporated herein by reference.

	(ii)	Indenture, dated as of October 1, 1989, between Figgie International Inc. and Continental Bank, National Association, as Trustee, with respect to the 9.875% Senior Notes due October 1, 1999, included as Exhibit (4) (c) to the Company's Annual Report on Form 10-K for the year ended December 31, 1989, is hereby incorporated herein by reference. State Street Trust succeeded Continental Bank as Trustee pursuant to an agreement dated as of February 7, 1994, which was included as Exhibit (4)(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-8591 and is hereby incorporated herein by reference.

	(iii)	Rights Agreement, dated as of December 15, 1998, between Scott Technologies, Inc. and National City Bank, as Rights Agent, included as Exhibit 4 to the Company’s Current Report on Form 8-K dated December 15, 1998, File No 1-8591, is hereby incorporated herein by reference.

	(iv)	Amendment to Rights Agreement, dated as of July 31, 2000, included as Exhibit 4.0 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 1-8591 is hereby incorporated herein by reference.

	(v)	Second Amendment to Rights Agreement, dated as of February 4, 2001.

(10)	Material contracts:

	(ii)*	The Company's 1983 Deferred Compensation Agreement, included as Exhibit (3)(10)(f) to the Company's Form 8-B filed on October 19, 1983 with the Commission, File No. 1-8591, is hereby incorporated herein by reference.

	(iii)*	The Company's 1982 Deferred Compensation Agreement, included as Exhibit 10(g) to the Company's Annual Report on Form 10-K for the year ended December 31, 1984, File No. 1-8591, is hereby incorporated herein by reference.

	(iv)*	The Company's Split Dollar Life Insurance Plan, included as Exhibit 10(h) to the Company's Annual Report on Form 10-K for the year ended December 31, 1985, File No. 1-8591, is hereby incorporated herein by reference.

	(v)*	The Company's 1993 Restricted Stock Purchase Plan for Employees, included as Exhibit A to the Company's definitive Proxy Statement dated May 25, 1993, File No. 1-8591, is hereby incorporated herein by reference.

	(vi)*	The Company's 1993 Restricted Stock Purchase Plan for Directors, included as Exhibit B to the Company's definitive Proxy Statement dated May 25, 1993, File No. 1-8591, is hereby incorporated herein by reference.

	(vii)*	The Company's Key Employees' Stock Option Plan, included as Exhibit A to the Company's definitive Proxy Statement dated September 22, 1994, File No. 1-8591, is hereby incorporated herein by reference.

(viii)*	Management Agreement, dated December 9, 1994, by and between Glen W. Lindemann and the Company, included as Exhibit 10 (xv) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-8591, is hereby incorporated by reference.

(ix)*	Retention Agreement, dated July 17, 1996, by and between Glen W. Lindemann and the Company, included as Exhibit 10 (xvi) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-8591, is hereby incorporated by reference.

(x)	Amendment No. 3, dated June 6, 1996, to the Credit Agreement between the Company and General Electric Capital Corporation, included as Exhibit 10 (xvii) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-8591, is hereby incorporated by reference.

(xi)*	Amended and Restated Management Agreement, dated June 9, 1997, by and between Glen W. Lindemann and the Company, included as Exhibit 10 (b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, is hereby incorporated by reference.

(vi)*	The Company's 1993 Restricted Stock Purchase Plan for Directors, included as Exhibit B to the Company's definitive Proxy Statement dated May 25, 1993, File No. 1-8591, is hereby incorporated herein by reference.

(xii)*	Letter Agreement, dated October 15, 1997, by and between Glen W. Lindemann and the Company, included as Exhibit 10 (e) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, is hereby incorporated by reference.

(xiii)	Amendment No. 4, dated February 9, 1998 and effective December 31, 1997, to the Credit Agreement between the Company and General Electric Capital Corporation, included as Exhibit 10 (xxii) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, is hereby incorporated by reference.

(xiv)*	Arrangement dated March 31, 1998, by and between Steven L. Siemborski and the Company, included as Exhibit 10 (a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, is hereby incorporated herein by reference.

(xv)*	The Company’s Directors’ Stock Option Plan, included as Exhibit B to the Company’s definitive Proxy Statement dated April 17, 1998, is hereby incorporated herein by reference.

(xvi)*	Management Agreement, second addendum to June 11, Management Agreement and first addendum to August 13, 1998 Management Agreement and Amendment to Non-qualified Stock Option Agreement dated August 13, 1998, dated as of October 30, 1998, by and between William J. Sickman and the Company, included as Exhibit 10 (iii) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, is hereby incorporated herein by reference.

(xvii)*	Management Agreement, dated as of September 10, 1998, by and between Debra L. Kackley and the Company, included as Exhibit 10 (iv) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, is hereby incorporated herein by reference.

(xviii)*	Management Agreement, Amended and Restated Management Agreement, dated as of August 17, 1998, by and between Glen W. Lindemann and the Company, included as Exhibit 10 (v) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, is hereby incorporated herein by reference.

(xix)*	Management Agreement, dated as of August 25, 1998, by and between Mark A. Kirk and the Company, included as Exhibit 10 (vi) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, is hereby incorporated herein by reference.

(xx)	Amendment No. 5, dated October 8, 1998 and effective August 14, 1998, to the Credit Agreement between the Company and General Electric Capital Corporation, included as Exhibit 10 (vii) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, is hereby incorporated herein by reference.

(xxi)	Amendment No. 6 and Exhibit A, dated October 21, 1998 and effective September 30, 1998, to the Credit Agreement between the Company and General Electric Capital Corporation, included as Exhibit 10 (vii) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, is hereby incorporated herein by reference.

(xxii)*	The Company's Key Employees' Stock Option Plan, amended as of December 15, 1998, included as Exhibit 10 to the Company's Current Report on Form 8-K dated December 15, 1998, is hereby incorporated herein by reference.

(xxiii)*	Management Agreement, dated as of December 18, 1998, by and between the Company and Robert P. Collins, effective November 3, 1998, included as Exhibit 10 (xxxiv) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, is hereby incorporated by herein by reference.

(xxiv)	Amended and Restated Credit Agreement, dated as of December 31, 1998, Amendment No. 1, dated as of February 26, 1999, Amendment No. 2, dated as of March 1, 1999, and Amendment No. 3, dated as of March 2, 1999, by and between the Company and the Lenders Party hereto and General Electric Capital Corporation, as agent , included as Exhibit 10 (xxxv) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, is hereby incorporated herein by reference.

(xxv)	Aggregate Stop Loss Insurance Policy, dated December 31, 1998, by and between the Company and Princeton Eagle West Insurance Company Limited , included as Exhibit 10 (xxxvi) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, is hereby incorporated herein by reference.

(xxvi)	Stockholders Agreement, dated as of December 15, 1998, by and between the Company and RCBA Strategic Partners, L.P., included as Exhibit 10 (xxxvii) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, is hereby incorporated herein by reference.

(xxvii)	Registration Rights Agreement, dated December 16, 1998, by and between the Company and Richard C. Blum & Associates, L.P., included as Exhibit 10 (xxxviii) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, is hereby incorporated herein by reference.

(xxviii)	Agreement, dated November 16, 1998 among the Company and Richard C. Blum & Associates, L.P., Richard C. Blum & Associates, Inc., and Richard C. Blum, included as Exhibit 10 (xxxix) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, is hereby incorporated herein by reference.

(xxix)	Agreement, dated November 23, 1998 among the Company and Reich and Tang Asset Management, L.P., included as Exhibit 10 (xl) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, is hereby incorporated herein by reference.

(xxx)	Amendment and Waiver No. 4 to the Amended and Restated Credit Agreement, dated as of July 22, 1999, by and between the Company and the Lenders Party hereto and General Electric Capital Corporation, as agent, filed as Exhibit 10 (i) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, is hereby incorporated by reference.

(xxxi)*	Amendment No. 1 to Management Agreement, dated as of May 14, 1999, by and between Mark A. Kirk and the Company, included as Exhibit 10 (xxxvi) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, is hereby incorporated herein by reference.

(xxxii)*	Amendment No. 1 to Management Agreement, dated as of May 14, 1999, by and between Debra L. Kackley and the Company, included as Exhibit 10 (xxxvii) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, is hereby incorporated herein by reference.

(xxxiii)	Amendment and Waiver No. 5 to the Amended and Restated Credit Agreement, dated as of April 28, 2000, by and between the Company and the Lenders Party hereto and General Electric Capital Corporation, as agent, filed as Exhibit 10 (i) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, is hereby incorporated by reference.

(xxxiv)	Amendment and Waiver No. 6 to the Amended and Restated Credit Agreement, dated as of April 28, 2000, by and between the Company and the Lenders Party hereto and General Electric Capital Corporation, as agent, filed as Exhibit 10 (ii) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, is hereby incorporated by reference.

(xxxv)*	Amendment No. 1 to Management Agreement, dated as of September 14, 2000, by and between Robert P. Collins and the Company.

(xxxvi)*	Amendment No. 2 to Management Agreement, dated as of October 10, 2000, by and between Robert P. Collins and the Company.

(xxxvii)*	Amendment No. 3 to Management Agreement, dated as of November 15, 2000, by and between Robert P. Collins and the Company.

(xxxviii)*	Separation Agreement dated November 10, 2000, by and between Glen W. Lindemann and the Company.

(xxxix)*	Release of All Claims dated December 31, 2000, by and between Glen W. Lindemann and the Company.

(xl)	Master Agreement for Standby Letters of Credit dated December 5, 2000 by and between the Company and General Electric Capital Corporation.

(xli)*	Amendment No. 2 to Management Agreement, dated September 25, 2000 by and between the Company and Mark A. Kirk.

(xlii)*	Amendment No. 2 to Management Agreement, dated September 21, 2000 by and between the Company and Debra L. Kackley.

(xliii)*	Retention Amendment to Management Agreement, dated October 1, 2000 by and between the Company and Debra L. Kackley.

(xliv)	Voting Agreement, dated February 4, 2001, by and between the Company , Tyco Acquisition Corp. XVIII (NV) Blum Capital Partners, L.P. and certain of its affiliates, included as Exhibit B to Blum Capital Partners, LP’s Form 13D/A dated February 6, 2001, is hereby incorporated by reference

(xlv)	Amendment and Waiver No. 7 to the Amended and Restated Credit Agreement, dated as of January 25, 2001, by and between the Company and the Lenders Party hereto and General Electric Capital Corporation, as agent.

(xlvi)*	Amendment No. 4 to Management Agreement, dated as of February 16, 2001, by and between Robert P. Collins and the Company.

	(xlvii)*	Amendment No. 4 to Management Agreement, dated February 16, 2001 by and between the Company and Debra L. Kackley.

	(xlviii)*	Amendment No. 3 to Management Agreement, dated February 16, 2001 by and between the Company and Mark A. Kirk.

	(xlix)*	Form of Indemnity Agreement between the Company and its’ directors and executive officers.

	(l)*	Amended and Restated Senior Executive Benefits Program dated August 28, 1991.

	(li)*	The Company’s Nonqualified Defined Benefit Plan, as amended.

	(lii)*	The Company’s Directors’ Death Benefits Plan.

	(liii)*	The Company’s Director Fee Payment and Deferral Plan.

	*	Management contracts or compensatory plans filed pursuant to Item 14(c) of the Form 10-K.

(21)	Subsidiaries of the Company

(23)	Consent of Independent Public Accountants

(b)	Reports on Form 8-K:

	(i)	None filed during the fourth quarter of 2000

	(ii)	On February 6, 2001 the Company filed a Current Report on Form 8-K in connection with the execution by the Company of an Agreement and Plan of Merger, dated February 4, 2001, by and among Tyco Acquisition Corp. XVII (NV), R2 Mergersub Inc. and the Company, including the Guarantee of Tyco International Ltd. as is more fully in the Company’s proxy statement to be used for its special meeting of stockholders to consider and vote on adoption of the merger agreement.

(c) See Exhibits to this report.

SCHEDULE II

SCOTT TECHNOLOGIES, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance,	Charged	Amounts	Balance,
	Beginning	To Costs	Charged	End of
Description	Of Year	& Expenses	Off	Year

ALLOWANCE FOR UNCOLLECTIBLE
TRADE ACCOUNTS RECEIVABLES

Year ended December 31, 2000	$334	$257	$(38)	$553

Year ended December 31, 1999	$257	$67	$10	$334

Year ended December 31, 1998	$194	$60	$3	$257

ALLOWANCE FOR PROPERTIES
HELD FOR SALE

Year ended December 31, 2000	$8,733	$758	$(1,218)	$8,273

Year ended December 31, 1999	$6,486	$2,925	$(678)	$8,733

Year ended December 31, 1998	$5,177	$3,047	$(1,738)	$6,486

ALLOWANCE FOR DEFERRED
DIVESTITURE PROCEEDS

Year ended December 31, 2000	$17,055	$-	$(5,853)	$11,202

Year ended December 31, 1999	$12,534	$5,000	$(479)	$17,055

Year ended December 31, 1998	$27,962	$-	$(15,428)	$12,534

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors
and Stockholders,
Scott Technologies, Inc.

We have audited in accordance with accounting principles generally accepted in the United States, the consolidated financial statements of Scott Technologies, Inc. and Subsidiaries included in this Form 10-K, and have issued our report thereon dated February 5, 2001. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The consolidated financial statement schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

ARTHUR ANDERSEN LLP

/s/

Cleveland, Ohio,
February 5, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Scott Technologies, Inc.
(Company)

	By	/s/

Date: March 23, 2001		Mark A. Kirk
President, Chief Executive Officer,

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed as of March 23, 2001 by the following persons on behalf of the Company and in the capacities indicated.

By /s/	By	/s/

G. W. Lindemann, Director		R. P. Collins, Director

By /s/	By	/s/

F. N. Linsalata, Director		N. C. Lind, Director

By /s/	By	/s/

J. P. Reilly, Director		F. R. McKnight, Director

By /s/

F. A. Breidenbach, Director

By /s/

Mark A. Kirk, Director
Acting Chief Financial Officer and
Acting Chief Accounting Officer

EXHIBIT INDEX

(2)	Plan of Acquisition, Reorganization, Arrangement Liquidation, or Succession:

	(ii)	Agreement and Plan of Merger, dated February 4, 2001, by and among Tyco Acquisition Corp. XVII (NV), R2 Mergersub Inc. and the Company, including the Guarantee of Tyco International Ltd., included as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated February 6, 2001, is hereby incorporated by reference.

(3)	Articles of incorporation and by-laws:

	(i)	Amended and Restated Certificate of Incorporation of the Company included as Exhibit 3.1 to the Company's Current Report on Form 8-K dated December 15, 1998, File No. 1-8591, is hereby incorporated herein by reference.

	(ii)	Amended and Restated Bylaws of the Company effective December 15, 1998, included as Exhibit 3.2 to the Company’s Current Report on Form 8-K dated December 15, 1998, File No 1-8591, is hereby incorporated herein by reference.

	(iv)	Certificate of Designations, Preferences, Related Rights, Qualifications, Limitations and Restrictions of Series A Junior Participating Preferred Shares of the Company, included as Exhibit 3.1.1 to the Company’s Current Report on Form 8-K dated December 15, 1998, File No 1-8591, is hereby incorporated herein by reference.

(4)	Instruments defining rights of security holders, including indentures, for the following classes of securities:

	(vi)	Common Stock, par value $.10 per share, are contained in the Amended and Restated Certificate of Incorporation incorporated by reference in Exhibit (3)(i) above and are incorporated herein by reference.

	(vii)	Indenture, dated as of October 1, 1989, between Figgie International Inc. and Continental Bank, National Association, as Trustee, with respect to the 9.875% Senior Notes due October 1, 1999, included as Exhibit (4) (c) to the Company's Annual Report on Form 10-K for the year ended December 31, 1989, is hereby incorporated herein by reference. State Street Trust succeeded Continental Bank as Trustee pursuant to an agreement dated as of February 7, 1994, which was included as Exhibit (4)(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-8591 and is hereby incorporated herein by reference.

	(viii)	Rights Agreement, dated as of December 15, 1998, between Scott Technologies, Inc. and National City Bank, as Rights Agent, included as Exhibit 4 to the Company’s Current Report on Form 8-K dated December 15, 1998, File No 1-8591, is hereby incorporated herein by reference.

	(ix)	Amendment to Rights Agreement, dated as of July 31, 2000, included as Exhibit 4.0 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 1-8591 is hereby incorporated herein by reference.

	(x)	Second Amendment to Rights Agreement, dated as of February 4, 2001.

(10)	Material contracts:

	(i)*	The Company's Senior Executive Benefits Program, as amended, included as Exhibit (19) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1988, File No. 1-8591 is hereby incorporated herein by reference.

	(ii)*	The Company's 1983 Deferred Compensation Agreement, included as Exhibit (3)(10)(f) to the Company's Form 8-B filed on October 19, 1983 with the Commission, File No. 1-8591, is hereby incorporated herein by reference.

	(iii)*	The Company's 1982 Deferred Compensation Agreement, included as Exhibit 10(g) to the Company's Annual Report on Form 10-K for the year ended December 31, 1984, File No. 1-8591, is hereby incorporated herein by reference.

	(iv)*	The Company's Split Dollar Life Insurance Plan, included as Exhibit 10(h) to the Company's Annual Report on Form 10-K for the year ended December 31, 1985, File No. 1-8591, is hereby incorporated herein by reference.

	(v)*	The Company's 1993 Restricted Stock Purchase Plan for Employees, included as Exhibit A to the Company's definitive Proxy Statement dated May 25, 1993, File No. 1-8591, is hereby incorporated herein by reference.

	(vi)*	The Company's 1993 Restricted Stock Purchase Plan for Directors, included as Exhibit B to the Company's definitive Proxy Statement dated May 25, 1993, File No. 1-8591, is hereby incorporated herein by reference.

	(vii)*	The Company's Key Employees' Stock Option Plan, included as Exhibit A to the Company's definitive Proxy Statement dated September 22, 1994, File No. 1-8591, is hereby incorporated herein by reference.

	(viii)*	Management Agreement, dated December 9, 1994, by and between Glen W. Lindemann and the Company, included as Exhibit 10 (xv) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-8591, is hereby incorporated by reference.

	(ix)*	Retention Agreement, dated July 17, 1996, by and between Glen W. Lindemann and the Company, included as Exhibit 10 (xvi) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-8591, is hereby incorporated by reference.

	(x)	Amendment No. 3, dated June 6, 1996, to the Credit Agreement between the Company and General Electric Capital Corporation, included as Exhibit 10 (xvii) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-8591, is hereby incorporated by reference.

	(xi)	Amended and Restated Management Agreement, dated June 9, 1997, by and between Glen W. Lindemann and the Company, included as Exhibit 10 (b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, is hereby incorporated by reference.

	(xii)*	Letter Agreement, dated October 15, 1997, by and between Glen W. Lindemann and the Company, included as Exhibit 10 (e) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, is hereby incorporated by reference.

(xiii)	Amendment No. 4, dated February 9, 1998 and effective December 31, 1997, to the Credit Agreement between the Company and General Electric Capital Corporation, included as Exhibit 10 (xxii) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, is hereby incorporated by reference.

(xiv)*	Arrangement dated March 31, 1998, by and between Steven L. Siemborski and the Company, included as Exhibit 10 (a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, is hereby incorporated herein by reference.

(xv)*	The Company’s Directors’ Stock Option Plan, included as Exhibit B to the Company’s definitive Proxy Statement dated April 17, 1998, is hereby incorporated herein by reference.

(xvi)*	Management Agreement, second addendum to June 11, Management Agreement and first addendum to August 13, 1998 Management Agreement and Amendment to Non-qualified Stock Option Agreement dated August 13, 1998, dated as of October 30, 1998, by and between William J. Sickman and the Company, included as Exhibit 10 (iii) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, is hereby incorporated herein by reference.

(xvii)*	Management Agreement, dated as of September 10, 1998, by and between Debra L. Kackley and the Company, included as Exhibit 10 (iv) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, is hereby incorporated herein by reference.

(xviii)*	Management Agreement, Amended and Restated Management Agreement, dated as of August 17, 1998, by and between Glen W. Lindemann and the Company, included as Exhibit 10 (v) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, is hereby incorporated herein by reference.

(xix)*	Management Agreement, dated as of August 25, 1998, by and between Mark A. Kirk and the Company, included as Exhibit 10 (vi) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, is hereby incorporated herein by reference.

(xx)	Amendment No. 5, dated October 8, 1998 and effective August 14, 1998, to the Credit Agreement between the Company and General Electric Capital Corporation, included as Exhibit 10 (vii) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, is hereby incorporated herein by reference.

(xxi)	Amendment No. 6 and Exhibit A, dated October 21, 1998 and effective September 30, 1998, to the Credit Agreement between the Company and General Electric Capital Corporation, included as Exhibit 10 (vii) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, is hereby incorporated herein by reference.

(xxii)*	The Company's Key Employees' Stock Option Plan, amended as of December 15, 1998, included as Exhibit 10 to the Company's Current Report on Form 8-K dated December 15, 1998, is hereby incorporated herein by reference.

(xxiii)*	Management Agreement, dated as of December 18, 1998, by and between the Company and Robert P. Collins, effective November 3, 1998, included as Exhibit 10 (xxxiv) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, is hereby incorporated by herein by reference.

(xxiv)	Amended and Restated Credit Agreement, dated as of December 31, 1998, Amendment No. 1, dated as of February 26, 1999, Amendment No. 2, dated as of March 1, 1999, and Amendment No. 3, dated as of March 2, 1999, by and between the Company and the Lenders Party hereto and General Electric Capital Corporation, as agent , included as Exhibit 10 (xxxv) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, is hereby incorporated herein by reference.

(xxv)	Aggregate Stop Loss Insurance Policy, dated December 31, 1998, by and between the Company and Princeton Eagle West Insurance Company Limited , included as Exhibit 10 (xxxvi) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, is hereby incorporated herein by reference.

(xxvi)	Stockholders Agreement, dated as of December 15, 1998, by and between the Company and RCBA Strategic Partners, L.P., included as Exhibit 10 (xxxvii) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, is hereby incorporated herein by reference.

(xxvii)	Registration Rights Agreement, dated December 16, 1998, by and between the Company and Richard C. Blum & Associates, L.P., included as Exhibit 10 (xxxviii) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, is hereby incorporated herein by reference.

(xxviii)	Agreement, dated November 16, 1998 among the Company and Richard C. Blum & Associates, L.P., Richard C. Blum & Associates, Inc., and Richard C. Blum, included as Exhibit 10 (xxxix) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, is hereby incorporated herein by reference.

(xxix)	Agreement, dated November 23, 1998 among the Company and Reich and Tang Asset Management, L.P., included as Exhibit 10 (xl) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, is hereby incorporated herein by reference.

(xxx)	Amendment and Waiver No. 4 to the Amended and Restated Credit Agreement, dated as of July 22, 1999, by and between the Company and the Lenders Party hereto and General Electric Capital Corporation, as agent, filed as Exhibit 10 (i) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, is hereby incorporated by reference.

(xxxi)*	Amendment No. 1 to Management Agreement, dated as of May 14, 1999, by and between Mark A. Kirk and the Company, included as Exhibit 10 (xxxvi) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, is hereby incorporated herein by reference.

(xxxii)*	Amendment No. 1 to Management Agreement, dated as of May 14, 1999, by and between Debra L. Kackley and the Company, included as Exhibit 10 (xxxvii) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, is hereby incorporated herein by reference.

(xxxiii)	Amendment and Waiver No. 5 to the Amended and Restated Credit Agreement, dated as of April 28, 2000, by and between the Company and the Lenders Party hereto and General Electric Capital Corporation, as agent, filed as Exhibit 10 (i) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, is hereby incorporated by reference.

(xxxiv)	Amendment and Waiver No. 6 to the Amended and Restated Credit Agreement, dated as of April 28, 2000, by and between the Company and the Lenders Party hereto and General Electric Capital Corporation, as agent, filed as Exhibit 10 (ii) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, is hereby incorporated by reference.

(xxxv)*	Amendment No. 1 to Management Agreement, dated as of September 14, 2000, by and between Robert P. Collins and the Company.

(xxxvi)*	Amendment No. 2 to Management Agreement, dated as of October 10, 2000, by and between Robert P. Collins and the Company.

(xxxvii)*	Amendment No. 3 to Management Agreement, dated as of November 15, 2000, by and between Robert P. Collins and the Company.

(xxxviii)*	Separation Agreement dated November 10, 2000, by and between Glen W. Lindemann and the Company.

(xxxix)*	Release of All Claims dated December 31, 2000, by and between Glen W. Lindemann and the Company.

(xl)	Master Agreement for Standby Letters of Credit dated December 5, 2000 by and between the Company and General Electric Capital Corporation.

(xli)*	Amendment No. 2 to Management Agreement, dated September 25, 2000 by and between the Company and Mark A. Kirk.

(xlii)*	Amendment No. 2 to Management Agreement, dated September 21, 2000 by and between the Company and Debra L. Kackley.

(xliii)*	Retention Amendment to Management Agreement, dated October 1, 2000 by and between the Company and Debra L. Kackley.

(xliv)	Voting Agreement, dated February 4, 2001, by and between the Company , Tyco Acquisition Corp. XVIII (NV) Blum Capital Partners, L.P. and certain of its affiliates, included as Exhibit B to Blum Capital Partners, LP’s Form 13D/A dated February 6, 2001, is hereby incorporated by reference

(xlv)	Amendment and Waiver No. 7 to the Amended and Restated Credit Agreement, dated as of January 25, 2001, by and between the Company and the Lenders Party hereto and General Electric Capital Corporation, as agent.

(xlvi)*	Amendment No. 4 to Management Agreement, dated as of February 16, 2001, by and between Robert P. Collins and the Company.

(xlvii)*	Amendment No. 4 to Management Agreement, dated February 16, 2001 by and between the Company and Debra L. Kackley.

(xlviii*)	Amendment No. 3 to Management Agreement, dated February 16, 2001 by and between the Company and Mark A. Kirk.

(xlix)*	Form of Indemnity Agreement between the Company and its’ directors and executive officers.

(l)*	Amended and Restated Senior Executive Benefits Program dated August 28, 1991.

(li)*	The Company’s Nonqualified Defined Benefit Plan, as amended.

	lii	The Company’s Directors’ Death Benefits Plan.

	liii*	The Company’s Director Fee Payment and Deferral Plan.

	*	Management contracts or compensatory plans filed pursuant to Item 14(c) of the Form 10-K.

(21)	Subsidiaries of the Company

(23)	Consent of Independent Public Accountants